Form 10-Q
period 2012-09-30
WashingtonFirst Bankshares, Inc.
filed 2012-12-21
CIK 1476264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 333-183255

WASHINGTONFIRST BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	26-4480276
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11921 Freedom Drive, Suite 250, Reston, Virginia 20190

(Address of principal executive offices) (Zip Code)

(703) 840-2410

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 21, 2012, the number of outstanding shares of registrant’s common stock, par value $0.01 per share was: 2,934,955.

WASHINGTONFIRST BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WashingtonFirst Bankshares, Inc.

Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
(Dollars in thousands, except share and per share amounts)	(Unaudited)
ASSETS
Cash and Due from Bank Balances	$2,478	$1,560
Federal Funds Sold	58,086	52,967
Interest Bearing Balances	4,834	17,794

Cash and Cash Equivalents	65,398	72,321
Investment Securities	57,504	57,336
Other Equity Securities	2,979	2,141
Loans, net of allowance for loan losses of $6,158 and $4,932	455,844	415,005
Premises & Equipment, net	2,795	2,492
Goodwill	3,601	3,601
Deferred Tax Asset	2,586	2,682
Accrued Interest Receivable	1,874	1,722
Other Real Estate Owned	1,610	615
Other Assets	1,913	1,547

Total Assets	$596,104	$559,462

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Non-Interest Bearing Deposits	$124,235	$141,105
Interest Bearing Deposits	394,508	337,896

Total deposits	518,743	479,001
FHLB Advances	17,100	24,350
Other Borrowings	2,205	—
Accrued Interest Payable	511	476
Other Liabilities	2,001	2,158

Total Liabilities	540,560	505,985

Shareholders’ Equity
Preferred Stock
SBLF - 17,796 shares issued and outstanding, 1% dividend	89	89
Additional Paid-in Capital - Preferred	17,707	17,707
Common Stock
Par value $0.01 and $5.00 per share; 25,000,000 shares authorized; 2,934,955 and 2,895,693 shares outstanding respectively	29	13,853
Additional Paid-in Capital - Common	35,090	19,286
Accumulated Earnings	2,551	2,618
Accumulated Other Comprehensive Income (Loss)	78	(76)

Total Shareholders’ Equity	55,544	53,477

Total Liabilities and Shareholders’ Equity	$596,104	$559,462

See Notes to Condensed Consolidated Financial Statements (Unaudited)

WashingtonFirst Bankshares, Inc.

Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share amounts)	2012	2011	2012	2011
	(Unaudited)
Interest Income
Interest and Fees on Loans	$6,609	$5,884	$19,112	$16,614
Interest and Dividends on Investments	340	403	1,109	1,182

Total interest income	6,949	6,287	20,221	17,796

Interest Expense
Interest on Deposits	995	1,039	3,018	3,051
Interest on Borrowings	227	217	656	725

Total interest Expense	1,222	1,256	3,674	3,776

Net Interest Income	5,727	5,031	16,547	14,020
Provision for Loan Losses	515	640	2,586	1,495

Net Interest Income after provision for loan losses	5,212	4,391	13,961	12,525

Non-Interest Income
Service Charges on Deposit Accounts	173	193	748	525
Other Operating Income	73	48	221	215
Gain (loss) on Sale of Securities	—	3	—	12

Total Non-Interest Income	246	244	969	752

Non -Interest Expense
Salaries and Employee Benefits	2,290	1,827	6,222	5,408
Premises and Equipment Expenses	707	596	2,024	1,735
Other Operating Expenses	1,821	759	4,206	2,656

Total Other Expenses	4,818	3,182	12,452	9,799

Income before provision income taxes	640	1,453	2,478	3,478

Provision for Income Taxes	257	569	962	1,347

Net Income	383	884	1,516	2,131
Preferred stock dividends and accretion	44	246	133	633

Net Income available to common shareholders	$339	$638	$1,383	$1,498

Basic Earnings per Common Share	$0.12	$0.22	$0.48	$0.52
Fully Diluted Earnings per Common Share	$0.11	$0.21	$0.46	$0.51

See Notes to Consolidated Financial Statements (unaudited)

WashingtonFirst Bankshares, Inc.

Consolidated Statements of Comprehensive Income

	For the Three Months Ended September 30,
	2012	2011
(Dollars in thousands)	(Unaudited)
Net Income	$383	$884
Other Comprehensive Income
Unrealized holding gains on securities net of taxes of $17 in 2012 and $282 in 2011	27	450

Total Comprehensive Income	$410	$1,334

	For the Nine Months Ended September 30,
	2012	2011
(Dollars in thousands)	(Unaudited)
Net Income	$1,516	$2,131
Other Comprehensive Income
Unrealized holding gains on securities net of taxes of $96 in 2012 and $577 in 2011	154	922

Total Comprehensive Income	$1,670	$3,053

See Notes to Consolidated Financial Statements (Unaudited)

WashingtonFirst Bankshares, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2012 and 2011

	Number of Shares		Preferred	Paid-in Capital	Common	Paid-in Capital	Accumulated	Accumulated Other Comprehensive
	Preferred	Common	Stock	Preferred	Stock	Common	Earnings	Income (Loss)	Total
(Dollars in thousands, except share data)	(Unaudited)
Balance, December 31, 2010	13,087	2,757,803	$—	$13,808	$13,789	$18,963	$482	$(921)	$46,121

Net Income	—	—	—	—	—	—	2,131	—	2,131
Net Unrealized Gain (Loss) on Securities	—	—	—	—	—	—	—	922	922
Retirement of TARP	(13,807)	—	(69)	(13,534)	—	—	—	—	(13,603)
Exercise of Stock Options	—	—	—	—	—	219	—	—	219
Preferred Stock Dividends	—	—	—	—	—	—	(429)	—	(429)
Accretion of Preferred Stock Discount	—	—	—	—	—	—	(204)	—	(204)
Issuance of Preferred Stock (SBLF)	17,796	—	89	17,707	—	—	—	—	17,796
Issuance of Restricted Stock	—	12,050	—	—	60	—	—	—	60

Balance, September 30, 2011	17,796	2,769,853	$20	$17,981	$13,849	$19,182	$1,980	$1	$53,013

	Number of Shares		Preferred	Paid-in Capital	Common	Paid-in Capital	Accumulated	Accumulated Other Comprehensive
	Preferred	Common	Stock	Preferred	Stock	Common	Earnings	Income (Loss)	Total
(Dollars in thousands, except share data)	(Unaudited)
Balance, December 31, 2011	17,796	2,770,653	$89	$17,707	$13,853	$19,286	$2,618	$(76)	$53,477

Net Income	—	—	—	—	—	—	1,516	—	1,516
Net Unrealized Gain (Loss) on Securities	—	—	—	—	—	—	—	154	154
Change in Par Value - $5.00 to $0.01	—	—	—	—	(13,826)	13,826	—	—	—
Warrants issued for Sub-Debt	—	—	—	—	—	305	—	—	305
Preferred Stock Dividends	—	—	—	—	—	—	(133)	—	(133)
Common Stock Dividend	—	137,873	—	—	2	1,446	(1,448)	—	—
Common Stock Cash Dividend	—	—	—	—	—	—	(2)	—	(2)
Stock Options Accretion	—	—	—	—	—	227	—	—	227
Issuance of Restricted Stock	—	26,429	—	—	—	—	—	—	—

Balance, September 30, 2012	17,796	2,934,955	$89	$17,707	$29	$35,090	$2,551	$78	$55,544

See Notes to Consolidated Financial Statements (Unaudited)

WashingtonFirst Bankshares, Inc.

Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
	2012	2011
(Dollars in thousands)	(Unaudited)
OPERATING ACTIVITIES:
Net Income	$1,516	$2,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	413	344
Loss (Gain) on Sale of Securities Available for Sale	—	(12)
Gain on Sale of Other Real Estate Owned	—	(16)
Provision for Loan Losses	2,586	1,495
Discount (Accretion) on Securities Available for Sale	(321)	(226)
Stock Based Compensation	227	148
Changes in Assets and Liabilities
(Increase) Decrease in Interest Receivable	(152)	(96)
(Increase) Decrease in Other Assets	(1,265)	667
Increase (Decrease) in Interest Payable	35	(139)
Increase (Decrease) in Other Liabilities	(157)	169

Net Cash Provided by Operations	2,882	4,465

INVESTING ACTIVITIES
Purchase of Securities Available for Sale	(8,893)	(25,549)
Proceeds from Paydowns, Maturities and Call of Securities Available for Sale	8,654	15,586
Net Increase in Loans	(42,869)	(63,837)
Sale (Purchase) of FHLB stock	(839)	159
Purchases of Premises and Equipment, net	(717)	(132)

Net Cash Absorbed by Investing Activities	(44,664)	(73,773)

FINANCING ACTIVITIES
Net Increase in Deposits	39,742	90,030
Net Decrease in FHLB Advances	(7,250)	(8,250)
Net Increase in Subordinated Debt	2,500	0
Preferred Stock Dividends Paid	(133)	(429)

Net Cash Provided by Financing Activities	34,859	81,351

Net (Decrease) Increase in Cash & Cash Equivalents	(6,923)	12,043
Cash & Cash Equivalents, beginning	72,321	46,249

Cash & Cash Equivalents, ending	$65,398	$58,292

Supplemental disclosure of non-cash investing activity:
Loans converted into Other Real Estate Owned	$1,147	$645
Interest Paid on Interest-bearing deposits	$2,983	$3,190

See Notes to Consolidated Financial Statements (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”). The statements do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments have been made which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2012. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of December 31, 2011, included in the Company’s Annual Report filed in form S-4, which was deemed effective on November 9, 2012.

Nature of Business

WashingtonFirst Bankshares, Inc. (the “Company” or “Washington First”), a Virginia corporation, is the bank holding company for WashingtonFirst Bank, a Virginia banking corporation (the “Bank”), which conducts a full-service commercial banking business. Services to individuals and businesses include accepting deposits, extending real estate, consumer and commercial loans and lines of credit services. The Company operates ten branches in Virginia, Maryland and the District of Columbia, and has corporate offices in Reston, VA.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. Consolidation has resulted in the elimination of all significant intercompany accounts and transactions.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and affect the reported amounts of revenues earned and expenses incurred during the reporting period. Actual results could differ from those estimates. Estimates that could change significantly relate to the provision for loan and lease losses and the related allowance, determination of impaired loans and the related measurement of impairment, potential impairment of goodwill or other intangible assets, valuation of investment securities and the determination of whether impaired securities are other-than-temporarily impaired, valuation of other real estate owned, prepayment rates, valuation of share-based compensation, the assessment that a liability should be recognized with respect to any matters under litigation, the calculation of current and deferred income taxes.

Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and interest-bearing deposits.

NOTE 2 — Investment Securities

Amortized costs and fair values of the securities available for sale as are as follows for the periods ended,

September 30, 2012 (Unaudited) (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US Government Agencies	$23,414	$445	$—	$23,859
Mortgage Back Securities	13,456	368	(15)	13,809
Collateralized Mortgage Obligations	7,872	76	—	7,948
Asset-Backed Debt Securities	2,578	—	(2,510)	68
Municipal Securities	10,609	1,211	—	11,820

Total	$57,929	$2,100	$(2,525)	$57,504

December 31, 2011 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US Government Agencies	$24,030	$576	$—	$24,606
Mortgage Back Securities	12,932	258	(11)	13,179
Collateralized Mortgage Obligations	7,823	69	—	7,892
Asset-Backed Debt Securities	2,548	—	(2,480)	68
Municipal Securities	10,678	915	(2)	11,591

Total	$58,011	$1,818	$(2,493)	$57,336

At September 30, 2012, all U.S. Government Agencies are AA+ rated and any fluctuations in their fair value are caused by changes in interest rates and are not considered credit related as the contractual cash flows of these investments are either explicitly or implicitly backed by the full faith and credit of the U.S. government. The Company’s municipal bond portfolio is composed of highly rated issuances. At September 30, 2012, the municipal securities portfolio has a rating of A or higher and the Company believes it will receive all contractual cash flows due on this portfolio. The mortgage-backed securities portfolio at September 30, 2012, is composed entirely of the most senior tranches of GNMA collateralized mortgage obligations ($7.9 million), or “GNMA”, and FNMA or FHLMC mortgage-backed securities ($13.5 million). Any associated unrealized losses are caused by changes in interest rates and are not considered credit related. Unrealized losses that are related to the prevailing interest rate environment will decline over time and recover as these securities approach maturity.

The amortized cost and estimated fair value of securities available for sale as of September 30, 2012 and December 31, 2011 by contractual maturities are shown below. Actual maturities may differ from contractual maturities because the securities may be called or prepaid without any penalties.

	September 30, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
(Dollars in thousands)	(Unaudited)

US Government Agencies
< 1 year	$10,058	$10,127	$5,011	$5,050
1-5 years	12,356	12,732	17,845	18,346
5-10 years	1,000	1,000	1,174	1,210
> 10 years	—	—	—	—

Mortgage Back Securities
< 1 year	—	—	—	—
1-5 years	—	—	—	—
5-10 years	7,158	7,342	7,794	7,878
> 10 years	6,298	6,467	5,138	5,301

Collateralized Mortgage Obligations
< 1 year	—	—	—	—
1-5 years	326	328	480	481
5-10 years	415	424	651	659
> 10 years	7,131	7,196	6,692	6,752

Asset-backed
> 10 years	2,578	68	2,548	68

State and Municipal
< 1 year	—	—	—	—
1-5 years	2,934	3,138	2,174	2,305
5-10 years	7,675	8,682	7,850	8,585
> 10 years	—	—	654	701

Total	$57,929	$57,504	$58,011	$57,336

For the nine months ended September 30, 2012, $8.7 million in securities available for sale were either called, sold, paid down or matured resulting in no realized gains or loss. For the nine months ended September 30, 2011, $13.0 million in securities available for sale were either sold or called resulting in gross realized gains of $0.01 million.

The estimated fair value of securities pledged to secure public funds; securities sold under agreements to repurchase and for other purposes amounted to $27.5 million at September 30, 2012 and $26.0 million at December 31, 2011.

The following table sets forth the investment securities available for sale that have an unrealized loss position as of the dates indicated:

		Continuous Unrealized Losses
September 30, 2012 (Unaudited) (Dollars in thousands)	Fair Value	Total	Less Than 12 Months	More than 12 Months
US Government Agencies	$—	$—	$—	$—
Mortgage Back Securities	2,006	15	15	—
Asset-Backed Debt Securities	68	2,510	—	2,510
Municipal Securities	—	—	—	—

Total	$2,074	$2,525	$15	$2,510

		Continuous Unrealized Losses
December 31, 2011 (Dollars in thousands)	Fair Value	Total	Less Than 12 Months	More than 12 Months
US Government Agencies	$—	$—	$—	$—
Mortgage Back Securities	2,890	11	11	—
Asset-Backed Debt Securities	68	2,480	—	2,480
Municipal Securities	527	2	2	—

Total	$3,485	$2,493	$13	$2,480

The investment in asset-backed debt securities is reported in the financial statements at an amount less than its historical cost. The total fair value of these investments at September 30, 2012 and December 31, 2011 was $0.1 million and $0.1 million, respectively, which is approximately 0.1% and 0.1%, respectively, of the Company’s available for sale investment portfolios. An evaluation was performed as of September 30, 2012 and no additional other than temporary impairment write down was deemed necessary.

Management reviews the Company’s investment in Trapeza XIII Collateralized Debt Obligation, C-1 credit tranche (the “Trapeza CDO”), the asset backed securities reported in the financial statements, quarterly, and more frequently when economic or market conditions warrant such an evaluation, for possible other-than-temporary impairment (“OTTI”) based on guidance in ASC Topic 320 – Investments in Debt and Equity Instruments. In order to determine whether the Trapeza CDO may have suffered impairment, management of the Company first determines if the market (fair) value of the security is greater than its carrying cost. If the fair value is determined to be greater than cost, management completes its analysis for anecdotal information, but the investment would not considered for potential impairment. If the fair value is less than cost, management of the Company proceeds with its OTTI analysis to determine whether the variance between fair value and cost is a temporary variance that will be recouped over time or is OTTI.

To determine fair value of the Trapeza CDO, as of the end of each relevant reporting period, management of the Company reviews the monthly reports from the trustee of the Trapeza CDO, which contain information about the security, including collateralization and interest coverage by tranche, performing and non-performing portfolio securities within the CDO, payment data, and ratings data by tranche. The monthly trustee reports permit management of the Company to monitor collateralization, changes in deferred interest and cash flow from underlying issuers and periodic trustee notices on changes in interest deferrals and defaults.

As part of the fair value determination, management of the Company also prepares a separate analysis of the underlying issuers whose securities comprise the Trapeza CDO, using data obtained from SNL Financial. In addition to the portfolio balance, the report contains, for each such issuer, total assets, net income, return on average assets, return on average equity, risk based capital ratio, non-performing assets as a percentage of total assets, loan loss reserves as a percentage of gross loans, and the ratio of the sum of non-performing assets plus loans 90 days or more past due divided by the sum of tangible equity and loan loss reserve. Management of the Company reviews its report to ascertain trends in improvement or deterioration of the credit quality of each issuer compromising the Trapeza CDO (e.g., whether there has been an increase in the number of defaulting or deferring issuers, or whether trends are stable.)

Because the Trapeza CDO is not traded in a recognized market and is a complex structured security, in conducting the OTTI analysis with respect to the Trapeza CDO, management of the Company incorporates into its analysis an independent assessment by a third-party specialist. This specialist is retained at year-end and also retained quarterly when management determines, based on its analysis of changes in the credit quality of the issuers the securities of which comprise the Trapeza CDO, that deterioration in the credit quality of such issuers may have occurred. The estimated fair value of the Trapeza CDO is calculated by the third party specialist using an INTEX CDO Deal Model Library, as well as information from Bloomberg, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency and SNL Financial. The report prepared by management referred to in the preceding paragraph serves as a preceding internal analysis of the valuation determined by the third party.

Based on these analyses, the Company has determined that the fair market value of the Trapeza CDO is less than its cost. As of September 30, 2012, the Trapeza CDO has an amortized cost basis of $2.2 million and is valued at $0.1 million.

In determining whether the Trapeza CDO’s impairment is a temporary impairment, management of the Company endeavors to consider all relevant qualitative and quantitative evidence prescribed by ASC Topic 320, including:

i)	the length of time and the extent to which the fair value has been less than cost;

ii)	the financial condition and near-term prospects of the issuer;

iii)	whether the market decline was affected by macroeconomic conditions; and

iv)	whether the Company intends to sell, or more likely than not will be required to sell, the Trapeza CDO before its anticipated recovery.

In assessing the length of time and the extent to which the fair value has been less than cost, the Company monitors developments with respect to the Trapeza CDO and the securities comprising it, as well as the structure of the security. When evaluating the financial condition and near-term prospects of the issuer, the Company considers the financial strength of the issuers comprising the Trapeza CDO. In this regard, the following table provides certain summary information with respect to the Trapeza CDO and the underlying issuers within that security for the periods indicated:

	September 30, 2012	December 31, 2011
Current number of performing and non-performing issuers	Performing: 36 Deferring interest: 10 Defaulted: 9	Performing: 36 Deferring interest: 10 Defaulted: 9
Actual deferrals and defaults as a percentage of the original collateral	Deferral: 13.6% Defaults: 14.1%	Deferral: 15.4% Defaults: 12.9%
Expected deferrals and defaults as a percentage of the remaining performing collateral	Expected new deferrals: 0 Expected new defaults: 1.8%	Expected new deferrals: 0 Expected new defaults: 8.2%
Subordination level of the tranche held by the registrant as a percentage of the remaining performing collateral	11.20%	11.30%
Subordination level of the tranche held by the registrant plus all superior tranche levels as a percentage of the remaining performing collateral	112.60%	108.10%
External credit ratings (Moody’s / Fitch)	Ca / C	Ca / C

The default and deferral change in percentage is due to the outstanding balances of the asset-backed debt security declining from the prior period.

In considering the extent of the deficiency, the Company considers whether the deficiency has been affected by macroeconomic factors applicable to the class generally and not to the Trapeza CDO in particular. Finally, the Company considers whether it intends to sell, or more likely than not will be required to sell, the Trapeza CDO before its anticipated recovery. The Company has no intention to sell the Trapeza CDI before its anticipated recovery.

Based on the foregoing analysis by management of the Company, management believes the Trapeza CDO has temporary valuation differences due to market conditions and no additional OTTI was recorded during the periods ended September 30, 2012 and December 31, 2011.

NOTE 3 — Loans

The following table sets forth the composition of net loans as of the dates indicated:

	September 30, 2012	December 31, 2011
(Dollars in thousands)	(Unaudited)
Construction & Development	$66,709	$51,078
Residential Real Estate	49,841	40,826
Commercial Real Estate	250,160	231,819

Real Estate Loans	366,710	323,723
Commercial & Industrial Loans	93,893	94,876
Consumer Loans	1,941	2,037

Total Loans	462,544	420,636
Less: Unearned Fees, net	542	699
Less: Allowance for Loan Losses	6,158	4,932

Net Loans	$455,844	$415,005

As of September 30, 2012, $158.3 million of loans were pledged as collateral for FHLB advances.

The following tables set forth the aging analysis of the composition of past due loans and non-accrual loans by class of loans, as of dates indicated:

September 30, 2012	30-59 Days Past Due	60-89 Days Past Due	Non-Accrual	Total Past Due	Current Loans	Total Loans
(Dollars in thousands)	(Unaudited)
Commercial & Industrial Loans	$62	$—	$1,408	$1,470	$92,423	$93,893
Construction & Development	—	—	409	409	66,300	66,709
Commercial Real Estate	1,648	—	2,802	4,450	245,710	250,160
Residential Real Estate	151	1,559	—	1,710	48,131	49,841
Consumer Loans	19	—	—	19	1,922	1,941

Balance at end of period	$1,880	$1,559	$4,619	$8,058	$454,486	$462,544

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Non-Accrual	Total Past Due	Current Loans	Total Loans
(Dollars in thousands)
Commercial & Industrial Loans	$226	$242	$1,237	$1,705	$93,171	$94,876
Construction & Development	819	—	740	1,559	49,519	51,078
Commercial Real Estate	3,152	3,763	1,101	8,016	223,803	231,819
Residential Real Estate	961	—	—	961	39,865	40,826
Consumer Loans	—	—	—	—	2,037	2,037

Balance at end of period	$5,158	$4,005	$3,078	$12,241	$408,395	$420,636

The following tables present the risk categories of loans as of the dates indicated:

September 30, 2012	Pass	Watch	Special Mention	Substandard	Doubtful	Total
(Dollars in thousands)	(Unaudited)
Commercial & Industrial Loans	$85,196	$3,405	$3,752	$1,540	$—	$93,893
Construction & Development	66,038	262	—	409	—	66,709
Commercial Real Estate	234,314	1,847	8,078	4,820	1,101	250,160
Residential Real Estate	47,591	575	725	950	—	49,841
Consumer Loans	1,735	187	19	—	—	1,941

Balance at end of period	$434,874	$6,276	$12,574	$7,719	$1,101	$462,544

December 31, 2011	Pass	Watch	Special Mention	Substandard	Doubtful	Total
(Dollars in thousands)
Commercial & Industrial Loans	$84,109	$5,644	$4,383	$740	$—	$94,876
Construction & Development	48,687	1,154	—	1,237	—	51,078
Commercial Real Estate	214,339	1,820	9,629	6,031	—	231,819
Residential Real Estate	39,391	1,293	—	142	—	40,826
Consumer Loans	1,813	224	—	—	—	2,037

Balance at end of period	$388,339	$10,135	$14,012	$8,150	$—	$420,636

The following table presents a breakdown of non-accrual loans as of the dates indicated:

	September 30, 2012	December 31, 2011
(Dollars in thousands)	(Unaudited)
Commercial & Industrial	$1,408	$1,237
Construction	—	—
Other	1,408	1,237
Construction & Development	409	740
Owner Occupied	—	—
Other	409	740
Commercial Real Estate	2,802	1,101
Owner Occupied	1,101	1,101
Other	1,701	—
Consumer	—	—

Total Non-Accrual Loans	$4,619	$3,078

The following table presents information regarding troubled debt restructurings as of the dates indicated:

	September 30, 2012			December 31, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
(Dollars in thousands)	(Unaudited)
Commercial & Industrial Loans	—	$—	$—	1	$430	$430
Construction & Development	—	—	—	—	—	—
Commercial Real Estate	3	2,229	2,229	3	2,198	2,198
Residential Real Estate	5	968	968	1	142	142
Consumer	1	19	19	—	—	—

Total Loans	9	$3,216	$3,216	5	$2,770	$2,770

According to the accounting standards, not all loan modifications are troubled debt restructurings (TDRs). TDRs are modifications or renewals where the Company has granted a concession to a borrower in financial distress. The Company reviews all modifications and renewals for determination of TDR status. In some situations a borrower may be experiencing financial distress, but the Company does not provide a concession. These modifications are not considered TDRs. In other cases, the Company might provide a concession, such as a reduction in interest rate, but the borrower is not experiencing financial distress. This could be the case if the Company is matching a competitor’s interest rate. These modifications would also not be considered TDRs. Finally, any renewals at existing terms for borrowers not experiencing financial distress would not be considered TDRs. The following table presents loan information by class regarding TDRs which had payments defaults during the nine months ended September 30, 2012 and year ended December 31, 2011:

	September 30, 2012			December 31, 2011
(Dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	(Unaudited)
Commercial & Industrial Loans	5	$274	$274	—	$—	$—
Construction & Development	1	553	409	1	573	418
Commercial Real Estate	1	1,701	1,701	1	46	46
Residential Real Estate	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total Loans	7	$2,528	$2,384	2	$619	$464

Non-performing assets were as follows as of the dates indicated:

	September 30, 2012	December 31, 2011
(Dollars in thousands)	(Unaudited)
Non-accrual loans	$4,619	$3,078
Loans 90-days past due and accruing	—	—
Trouble Debt Restructurings	3,216	3,226
Asset-backed security	68	68
Other Real Estate Owned	1,610	615

Total Non-Performing Loans and Assets	$9,513	$6,987

If interest had been collected on the non-accrual loans, interest income would have been approximately $0.3 million and $0.2 million for September 30, 2012 and December 31, 2011, respectively.

NOTE 4 — Allowance for Loan Losses

The following tables summarize the activity in the allowance for loan losses for the periods presented:

	Nine Months Ended, September 30, 2012	Year Ended, December 31, 2011
	Amount	Amount
(Dollars in thousands)	(Unaudited)
Balance at beginning of period	$4,932	$3,447
Provision charged to operations	2,586	2,302
Loan charge-offs	(1,406)	(853)
Recoveries of loans previously charged off	46	36

Balance at end of period	$6,158	$4,932

For the three months end September 30, 2012 and 2011, respectively, the Company recognized $0.1 million and $0.1 million in charge-offs.

	Nine Months Ended September 30, 2012
	(Unaudited)
(Dollars in thousands)	Commercial & Industrial	Construction & Development	Commercial Real Estate	Residential Real Estate	Consumer Loans	Total
Beginning Balance:	$899	$1,048	$2,313	$633	$39	$4,932
Provision	773	450	1,323	64	(24)	2,586
Charge-offs	(200)	(508)	(693)	—	(5)	(1,406)
Recoveries	11	—	17	18	—	46

Loan Allowance Ending Balance:	$1,483	$990	$2,960	$715	$10	$6,158

Individually Evaluated for Impairment	$926	$225	$1,400	$432	$—	$2,983

Collectively Evaluated for Impairment	$557	$765	$1,560	$283	$10	$3,175

Loan Ending Balance:	$93,893	$66,709	$250,160	$49,841	$1,941	$462,544

Individually Evaluated for Impairment	$5,291	$672	$14,000	$1,723	$19	$21,705

Collectively Evaluated for Impairment	$88,602	$66,037	$236,160	$48,118	$1,922	$440,839

	Twelve Months Ended December 31, 2011
(Dollars in thousands)	Commercial & Industrial	Construction & Development	Commercial Real Estate	Residential Real Estate	Consumer Loans	Total
Beginning Balance:	$825	$785	$1,049	$753	$35	$3,447
Provision	211	563	1,460	57	11	2,302
Charge-offs	(148)	(300)	(196)	(202)	(7)	(853)
Recoveries	11	—	—	25	—	36

Loan Allowance Ending Balance:	$899	$1,048	$2,313	$633	$39	$4,932

Individually Evaluated for Impairment	$407	$529	$1,078	$142	$—	$2,156

Collectively Evaluated for Impairment	$492	$519	$1,235	$491	$39	$2,776

Loan Ending Balance:	$94,876	$51,078	$231,819	$40,826	$2,037	$420,636

Individually Evaluated for Impairment	$5,123	$2,391	$15,661	$142	$—	$23,317

Collectively Evaluated for Impairment	$89,753	$48,687	$216,158	$40,684	$2,037	$397,319

The following tables show the allocation of the allowance for loan losses among various categories of loans and certain other information as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any loan category.

	September 30, 2012		December 31, 2011
(Dollars in thousands)	Amount	% Total	Amount	% Total
	(Unaudited)
Commercial and Industrial	$1,483	24.1%	$899	18.2%
Construction and Development	990	16.1%	1,048	21.3%
Commercial Real Estate	2,960	48.0%	2,313	46.9%
Residential Real Estate	715	11.6%	633	12.8%
Consumer	10	0.2%	39	0.8%

Total Allowance for Loan Losses	$6,158	100.0%	$4,932	100.0%

The following table represents specific allocation for impaired loans by class as of the dates indicated:

	September 30, 2012			December 31, 2011
(Dollars in thousands)	(Unaudited)
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
with no related allowance
Commercial	$—	$—	$—	$—	$—	$—
Construction	—	—	—	—	—	—
Commercial Real Estate	—	—	—	—	—	—
Residential Real Estate	103	103	—	—	—	—
Consumer	—	—	—	—	—	—

Sub-total	$103	$103	$—	$—	$—	$—
with an allowance recorded
Commercial	$1,133	$1,133	$551	$1,170	$1,170	$301
Construction	551	409	61	1,392	1,237	355
Commercial Real Estate	5,030	5,030	356	3,755	3,755	48
Residential Real Estate	865	865	218	142	142	142
Consumer	294	294	274	—	—	—

Sub-total	$7,873	$7,731	$1,460	$6,459	$6,304	$846

Total	$7,976	$7,834	$1,460	$6,459	$6,304	$846

NOTE 5 — Other Real Estate Owned (OREO)

The table below reflects changes in OREO for the periods indicated:

	Nine Months Ended, September 30, 2012	Year Ended, December 31, 2011
(Dollars in thousands)	(Unaudited)
Balance at beginning of period	$615	$1,829
Properties acquired at foreclosure	1,161	2,305
Sales of foreclosed properties	—	(2,892)
Valuation adjustments	(166)	(627)

Balance at end of period	$1,610	$615

The table below reflects expenses applicable to OREO for the periods indicated:

	Nine Months Ended,
	September 30, 2012	September 31, 2011
(Dollars in thousands)	(Unaudited)
Loss on sales of OREO	$—	$—
Valuation adjustments	166	204
Operating expenses, net of rental income	82	65

Total OREO expense	$248	$269

NOTE 6 — Premises and Equipment

The following table sets for the premises and equipment summary as of the dates indicated:

	September 30, 2012	December 31, 2011
(Dollars in thousands)	(Unaudited)
Furniture & Equipment	$2,638	$2,160
Leasehold Improvements	3,378	3,139

Gross Premises & Equipment	6,016	5,299
Less: Accumulated Depreciation	3,221	2,807

Premises & Equipment, net	$2,795	$2,492

Depreciation and amortization expense included in operating expenses for the nine months ended September 30, 2012 and September 30, 2011, was $0.2 million and $0.2 million, respectively. The Company leases all of its offices and branch facilities under non-cancelable operating lease arrangements. Certain leases contain options, which enable the Company to renew the leases for additional periods. In addition to minimum rentals, the leases have escalation clauses based upon price indices and include provisions for additional payments to cover real estate taxes and common area maintenance. Rent expense associated with these operating leases for the periods ended September 30, 2012 and September 30, 2011 totaled $1.0 million and $0.9 million, respectively.

The following is a schedule of future minimum lease payments required under operating leases that have initial or remaining lease terms in excess of one year as of the dates indicated:

	September 30, 2012	December 31, 2011
(Dollars in thousands)	(Unaudited)
2012	$396	$1,456
2013	1,580	1,580
2014	1,495	1,495
2015	1,501	1,501
2016	1,464	1,464
Thereafter	1,779	1,779

Total	$8,215	$9,275

NOTE 7 — Goodwill & Other Intangible Assets

Goodwill is tested for impairment annually or more frequently if events or circumstances indicate a possible impairment. The Company has no intangibles other than goodwill. Goodwill outstanding for September 30, 2012 and December 31, 2011 was $3.6 million. The Company performs annual goodwill impairment tests in the fourth quarter of each year using the fair value approach. No impairment was recognized for the periods ended September 30, 2012 and December 31, 2011.

NOTE 8 — Deposits

The following table sets forth the composition of deposits as of the dates indicated:

	September 30, 2012	December 31, 2011
(Dollars in thousands)	(Unaudited)
Demand deposit accounts	$124,235	$141,105
NOW accounts	23,563	19,527
Savings accounts	76,279	71,499
Money market accounts	77,414	45,357
Time deposits under $100,000	109,886	104,644
Time deposits $100,000 and over	107,366	96,869

Total Deposits	$518,743	$479,001

The $16.9 million decrease in demand deposit accounts is attributable to fluctuations in commercial non-interest bearing accounts. The $32.1 million increase in money market deposit accounts is attributable to fluctuations in commercial interest-bearing accounts.

The following table sets forth the scheduled maturities of time deposits as of the dates indicated:

	September 30, 2012	December 31, 2011
(Dollars in thousands)	(Unaudited)
Within 1 year	$128,464	$73,907
1 - 2 years	39,957	54,721
2 - 3 years	30,814	40,355
3 - 4 years	14,984	15,198
4 - 5 years	3,033	17,332

Total	$217,252	$201,513

Time deposits include Certificate of Deposit Account Registry Service (“CDARS”) balances and wholesale deposits. The Bank had $32.5 million and $32.8 million in CDARS deposits at September 30, 2012 and December 31, 2011, respectively. Wholesale deposits were $42.3 million and $36.2 million at September 30, 2012 and December 31, 2011, respectively.

NOTE 9 — Federal Home Loan Bank Advances

As a member of the Federal Home Loan Bank of Atlanta (FHLB), the Company has access to numerous borrowing programs with total credit availability established at 20% of total quarter-end assets. FHLB advances are fully collateralized by pledges of certain qualifying real estate secured loans (see Note 3). As of September 30, 2012, the Company had pledged $31.1 million in qualifying home equity lines of credit, $100.9 million in qualifying commercial real estate loans, $9.6 million in qualifying multifamily real estate loans, and $16.7 million in qualifying residential real estate secured loans. At September 30, 2012, the Company had $53.7 million in remaining credit available with the FHLB.

The following table sets forth the composition of FHLB advances as of the dates indicated:

	September 30, 2012	December 31, 2011
(Dollars in thousands)	(Unaudited)
FHLB Advances	$17,100	$24,350
Weighted interest rate	3.31%	3.33%

Average balances for the period ended,
Outstanding balance	31,290	28,088
Interest Rate	2.50%	3.33%
Maximum month-end outstanding	$67,850	$32,767

The following table sets forth the contractual maturities of FHLB advances as of the dates indicated:

	September 30, 2012	December 31, 2011
(Dollars in thousands)	(Unaudited)
Within 1 year	$15,600	$11,500
1 - 2 years	1,500	12,850

Total	$17,100	$24,350

NOTE 10 — Subordinated Debt

The Bank entered into a transaction that includes the issuance of a $2.5 million in subordinated debt on June 15, 2012. The debt has a maturity of nine (9) years and is due in full on June 14, 2021. The note carries an 8.00% interest rate with interest being paid quarterly.

NOTE 11 — Shareholders’ Equity

The Treasury provides banks with capital under the SBLF program by purchasing Tier 1-qualifying preferred stock or equivalents in each bank. The dividend rate on SBLF funding will be reduced as a participating community bank increases its lending to small businesses. The initial dividend rate will be, at most, 5%. If a bank’s small business lending increases by 10% or more, then the rate will fall to as low as 1%. Banks that increase their lending by amounts less than 10% can benefit from rates set between 2% and 4%. If lending does not increase in the first two years, however, the rate will increase to 7%. After 4.5 years, the rate will increase to 9% if the bank has not already repaid the SBLF funding. The dividend rate was 1.0% for the periods ended September 30, 2012 and December 31, 2011.

On January 23, 2012, the Board of Directors changed the par value of its common stock from $5.00 to $0.01.

On January 23, 2012, the Board of Directors declared a 5 percent stock dividend. The stock dividend was paid on February 29, 2012, to shareholders of record as of February 15, 2012. Following the stock dividend the number of outstanding shares increased by 137,873. The stock dividend required a reclassification of retained earnings in the amount of $1.4 million to common stock and paid-in-capital common. All per share amounts in this report have been retroactively adjusted to reflect the stock dividend.

In connection with the issuance of subordinated debt on June 15, 2012, the Company issued to Community Bancapital LP (“CBC”) that would allow it to purchase 55,018 warrants at a share price equal to $11.36. These warrants can be exercised any time within the next 8 years. These were valued at $0.3 million using the Black-Scholes option pricing model and are being expensed monthly over the life of the debt. The assumptions for the calculation were dividend rate of 0.0%, risk free factor of 1.2% and a 42.0% volatility factor.

In addition to the warrants issued to CBC as of September 30, 2012, the Company had 158,743 warrants outstanding, expiring February 2013 with a weighted average exercise price of $11.42 per share.

NOTE 12 — Share Based Compensation

In February 2010, the Board of Directors of the Company approved the WashingtonFirst Bankshares, Inc. 2010 Equity Compensation Plan, as amended (the “2010 Equity Plan”). Pursuant to the terms of the 2010 Equity Plan all of the shares of common stock of the Company remaining unissued under the prior incentive compensation plans were canceled, and an identical number of shares of the Company’s common stock were reserved for issuance under the 2010 Equity Plan. The 2010 Equity Plan gives the Personnel/Compensation Committee of the Company the ability to grant Non-Qualified Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units and Stock Awards to employees and non-employee directors.

No stock options were granted in 2011 or 2012.

The following summarizes the stock option transactions for the nine months ended September 30, 2012,

	# of Options	Avg. Strike	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Unaudited)
Beginning Balance	497,539	$11.47	4.5	$101,360
Options Exchanged	182,335	11.54
Cancelled	(157,500)	10.45
Forfeited	(19,901)	12.09

Ending Balance	502,473	$11.79	4.5	$41,969

Vested or expected to vest	502,384	$11.79	4.5	$41,969

Exercisable at end of period	280,084	$11.57	8.9	$41,969

The following summarizes the restricted stock transactions for the nine months ended September 30, 2012,

September 30, 2012
(Unaudited)
Beginning Balance	47,150
Granted	27,750
Exercised	(26,530)
Forfeited	(3,100)

Ending Balance	45,270

For the nine months ended September 30, 2012 the Company awarded 27,750 shares of restricted stock with an average grant value of $10.25 per share, respectively. The restricted stock vests equally over a five year period. The total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan as of September 30, 2012 was $0.5 million and is expected to be recognized over a weighted average period of 8.6 years. For the three months ended September 30, 2012 and 2011, respectively, the Company recognized $0.1 million and $0.1 million in expenses related to these awards. For the nine months ended September 30, 2012 and 2011, respectively, the Company recognized $0.2 million and $0.3 million in expenses related to these awards.

NOTE 13 — Commitments & Contingencies

Credit Extension Commitments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit and unfunded loan commitments. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Unfunded commitments under lines of credit, revolving credit lines, and overdraft protection are agreements for possible future extensions of credit to existing customers. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if any, deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral normally consists of real property, liquid assets or business assets.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Company had $86.8 million in outstanding commitments to extend credit at September 30, 2012.

Litigation

In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying financial statements. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial condition of the Company.

Other Contractual Arrangements

The Company is party to a contract dated October 7, 2010 with Fiserv, for core data processing and item processing services integral to the operations of the Company. Under the terms of the agreement, the Company may cancel the agreement subject to a substantial cancellation penalty based on the current monthly billing and remaining term of the contract. The initial term of Services provided shall end seven years following the date Services are first used. Services were first provided beginning May 16, 2011 and will expire on May 15, 2018. At the current run rate of $0.05 million per month, the contract is expected to cost approximately $3.0 million over the remaining life of the contract.

NOTE 14 — Capital Requirements

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). Management believes the Company met all capital adequacy requirements to which it was subject as of September 30, 2012.

As of September 30, 2012, the most recent notification from the FDIC categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios, as set forth in the table below. Since that notification, management believes there are no conditions or events to change the Company’s category.

The Company’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2012 (Unaudited)
Total Capital to Risk Weighted Assets	$60,405	12.50%	$38,655	>8.0%	$48,319	>10.0%
Tier 1 Capital to Risk Weighted Assets	51,865	10.73%	19,328	>4.0%	28,991	>6.0%
Tier 1 Capital to Average Assets	51,865	9.29%	22,343	>4.0%	27,929	>5.0%

As of December 31, 2011
Total Capital to Risk Weighted Assets	$53,206	11.84%	$35,580	>8.0%	$44,475	>10.0%
Tier 1 Capital to Risk Weighted Assets	48,122	10.73%	17,790	>4.0%	26,685	>6.0%
Tier 1 Capital to Average Assets	48,122	9.06%	21,081	>4.0%	26,352	>5.0%

NOTE 15 — Earnings Per Common Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock has no effect on income available to common shareholders. The following table is for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(Dollars in thousands)	(Unaudited)
Net Income	$383	$884	$1,516	$2,131
Less: TARP Dividends	—	(47)	—	(401)
Less: TARP Accretion	—	(171)	—	(204)
Less: SBLF Dividends	(44)	(28)	(133)	(28)

Net Income—Common	$339	$638	$1,383	$1,498

Weighted average number of shares outstanding	2,934,955	2,904,128	2,910,653	2,898,505
Effect of dilutive securities:
Restricted Stock	45,270	45,270	47,150	45,270
Stock Options	6,046	9,068	29,758	9,068
Warrants	—	—	—	—

Weighted average number of shares outstanding and potential dilution	2,986,271	2,958,466	2,987,561	2,952,843

Basic earnings per share*	$0.12	$0.22	$0.48	$0.52
Diluted earnings per share*	$0.11	$0.21	$0.46	$0.51

*	Prior periods adjusted for 5 percent stock dividend paid February 29, 2012

NOTE 16 — Other Expenses

The following table summarizes other operating expenses in the consolidated statements of income for the periods indicated:

	Nine Months Ended September 30,
	2012	2011
(Dollars in thousands)	(Unaudited)
Insurance	$51	$46
Professional Fees	397	354
Merger Expenses	1,202	—
Advertising and Promotional Expenses	237	153
Postage, Printing, and Supplies	113	108
Data Processing	992	731
FDIC Premiums	423	407
OREO	248	269
Directors’ Fees	130	196
Other	413	392

Total Other Expenses	$4,206	$2,656

NOTE 17 — Fair Value Measurements

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such a liability. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach, and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. ASC Topic 820, “Fair Value Measurements and Disclosure”, establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

The standard describes three levels of inputs that may be used to measure fair values:

•	Level 1 — Valuation is based upon quoted prices for identical instruments traded in active markets.

•

Level 2 — Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.

•

Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Bank’s own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

Assets and liabilities measured at estimated fair value on a recurring basis for the periods indicated were,

As of September 30, 2012 (Unaudited, dollars in thousands)	Level 1	Level 2	Level 3
On a recurring basis:
Mortgage-backed securities	$—	$21,757	$—
US Government Agency securities	—	23,859	—
Municipal securities	—	11,820	—
Asset-back debt securities	—	—	68

On a non-recurring basis:
Impaired Loans (1)	—	—	7,834
Other Real Estate Owned (2)	—	—	1,610

Total	$—	$57,436	$9,512

As of December 31, 2011 (dollars in thousands)	Level 1	Level 2	Level 3
On a recurring basis:
Mortgage-backed securities	$—	$21,071	$—
US Government Agency securities	—	24,606	—
Municipal securities	—	11,591	—
Asset-back debt securities	—	—	68

On a non-recurring basis:
Impaired Loans (1)	—	—	6,304
Other Real Estate Owned (2)	—	—	615

Total	$—	$57,268	$6,987

(1)	Includes loans that have been measured for impairment at the fair value of the loans’ collateral.
(2)	Other real estate owned is transferred from loans to OREO at the lower of cost or market.

During the periods ended September 30, 2012 and December 31, 2011, certain impaired loans were re-measured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral.

Level 3 Valuations

Financial instruments are considered Level 3 when their fair values are determine using pricing models, discount flow methodologies or similar techniques and at least one significant model assumptions in input is unobservable. Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation.

The following table presents a reconciliation of the beginning and ending balance for September 30, 2012 and December 31, 2011 of assets measured on a recurring basis,

	September 30, 2012	December 31, 2011
(Dollars in thousands)	(Unaudited)
Beginning Balance, January 1	$68	$17
Transfer into Level 3:	—	—
Purchases, settlements, paydowns, and maturities	—	—
Realized gains (losses) in earnings	—	—
Unrealized gains (losses) in other comprehensive income	—	51

Ending Balance	$68	$68

The fair value information for financial instruments, which is provided below, is based on the requirements of Financial Accounting Standard Board ASC 825 (formerly known as SFAS No. 107 “Disclosures about Fair Value of Financial Instruments,”) and does not represent the aggregate net fair value of the Company. Much of the information used to determine fair value is subjective and judgmental in nature; therefore, fair value estimates, especially for less marketable securities, may vary. The amounts actually realized or paid upon settlement or maturity could be significantly different. The Company uses the following methods and assumptions in estimating fair values of financial instruments:

Cash and Cash Equivalents. The carrying amount of cash and cash equivalents approximates fair value.

Investment securities. The fair value of investment securities held-to-maturity and available-for-sale is estimated based on bid quotations received from independent pricing services.

Loans. For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For all other loans, fair values are calculated by discounting the contractual cash flows using estimated market discount rates which reflect the credit and interest rate risk inherent in the loans, or by using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits. The fair value of deposits with no stated maturity, such as demand, interest checking and money market, and savings accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows using the rates currently offered for deposits of similar remaining maturities.

FHLB Advances. The fair value of FHLB Advances is based on the discounted value of future cash flows using interest rates currently being offered for FHLB advances with similar terms and characteristics.

Off-balance-sheet instruments. The fair value of off-balance-sheet lending commitments is equal to the amount of commitments outstanding. This is based on the fact that the Company generally does not offer lending commitments or standby letters of credit to its customers for long periods, and therefore, the underlying rates of the commitments approximate market rates.

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Dollars in thousands)	(Unaudited)
Cash & Cash Equivalents	$65,398	$65,398	$72,321	$72,321
Investment Securities	57,504	57,504	57,336	57,336
Loans, net	455,844	462,429	415,005	420,122
Time Deposits	217,252	219,477	201,513	203,172
FHLB Advances	17,100	17,355	24,350	25,486
Off Balance Sheet Items	86,781	86,781	79,686	79,686

In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimate of future cash flows. This disclosure does not and is not intended to represent the fair value of the Company.

NOTE 18 — Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes on securities available-for-sale were as follows for the periods indicated:

	Nine Months Ended
	September 30, 2012	September 30, 2011
(Dollars in thousands)	(Unaudited)
Unrealized holding gains arising during the period	$213	$1,288
Other-Than-Temporary Impaired included in income	—	—
Reclassifications of net gains included in income	—	(12)

Other comprehensive income before tax	213	1,276
Deferred tax expense	59	354

Other comprehensive income	$154	$922

NOTE 19 — Mergers and Acquisitions

On May 3, 2012, the Company entered into the Agreement and Plan of Reorganization, and related plan of merger (the “Reorganization Agreement”), among the Company, Alliance Bankshares Corporation (“Alliance”) and Alliance Bank Corporation pursuant to which Alliance will merge with and into WashingtonFirst, with WashingtonFirst as the surviving corporation (the “Merger”). The consummation of the Merger is conditioned upon, among other things, approvals of applicable regulatory agencies and the shareholders of each of the Company and Alliance.

The consideration to be received by the shareholders of Alliance in the Merger is a combination of stock and cash. As a result of the merger, each share of Alliance common stock will be automatically converted into and exchangeable for the right to receive, at the election of the Alliance shareholder and subject to limitation and downward adjustment as described in the joint proxy statement/prospectus, $5.30 in cash or 0.4435 shares of WashingtonFirst common stock (plus cash in lieu of a fractional share). The merger consideration payable to shareholders of Alliance is subject to decrease if Alliance’s shareholders’ equity at the month-end prior to the effective time of the Merger has declined by more than ten percent from December 31, 2011. Cash elections are limited to up to 20% of all of the shares of Alliance common stock outstanding.

The Company received regulatory approval from the Federal Reserve on September 24, 2012; from the Commonwealth of Virginia on October 23, 2012; and from the Federal Deposit Insurance Corporation on November 14, 2012. The Merger is expected to close in the fourth quarter of 2012, pending approval of the shareholders of each of Alliance and WashingtonFirst and satisfaction of the other conditions to closing.

NOTE 20 — Subsequent Events

Through the date of the filing, the Company has evaluated events and transactions occurring subsequent to the balance sheet date and has determined that there have been no significant events or transactions that provide additional evidence about conditions of the Company that existed as of the balance sheet date that have not already been disclosed herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE COMPANY

WashingtonFirst Bankshares, Inc., a Virginia corporation (the “Company” or “Washington First”) is the bank holding company for WashingtonFirst Bank, a Virginia banking corporation (the “Bank”). The Company is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”). As such, the Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company began operating in 2009. The Bank was founded in 2004 as the first bank chartered by the District of Columbia. The Bank is independent, community oriented, and conducts a full-service commercial banking business through 10 community offices located in Montgomery and Prince George’s counties in Maryland, and Fairfax and Loudoun counties in Virginia. The Bank is a state chartered bank subject to supervision and regulation by the Federal Deposit Insurance Corporation and the Commonwealth of Virginia. The Bank’s deposit accounts are insured by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (the “FDIC”) to the maximum permitted by law.

The following discussion is intended to assist readers in understanding and evaluating the financial condition and results of operations of WashingtonFirst and the Bank on a consolidated basis. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included elsewhere in this report.

Unless the context otherwise requires, references to “Company,” “WashingtonFirst,” “us,” “we,” and “our” are references to WashingtonFirst Bankshares, Inc. together with WashingtonFirst Bank.

RECENT DEVELOPMENTS

On May 3, 2012, the Company entered into the Reorganization Agreement, whereby the Company will acquire Alliance pursuant to the Merger. For more information on the Merger, see Note 19 to the Notes to the Consolidated Financial Statements (Unaudited).

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, as well as other periodic reports filed with the Securities and Exchange Commission (“SEC”), and written or oral communications made from time to time by or on behalf of the Company, may contain statements relating to future events or future results and their effects that are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “intend” and “potential,” or words of similar meaning, or future or conditional verbs such as “should,” “could,” or “may.” Forward-looking statements include statements of our goals, intentions and expectations; statements regarding our business plans, prospects, growth and operating strategies; statements regarding the quality of our loan and investment portfolios; and estimates of our risks and future costs and benefits.

Forward-looking statements reflect our expectation or prediction of future conditions, events or results based on information currently available. These forward-looking statements are subject to significant risks and uncertainties that may cause actual results to differ materially from those in such statements. These risk and uncertainties include, but are not limited to, the risks identified in Item 1A of this report and the following:

•

WashingtonFirst’s actual cost savings resulting from the Merger are less than expected, WashingtonFirst is unable to realize those cost savings as soon as expected or WashingtonFirst incurs additional or unexpected costs;

•	WashingtonFirst’s revenues after the Merger are less than expected;

•

deposit attrition, operating costs, customer loss and business disruption before and after the Merger for each of WashingtonFirst and Alliance, including, without limitation, difficulties in maintaining relationships with employees, may be greater than expected;

•	competition among financial services companies may increase and adversely affect operations of WashingtonFirst and Alliance;

•	the risk that the businesses of WashingtonFirst and Alliance will not be integrated successfully, or such integration may be more difficult, time-consuming or costly than expected;

•	the failure of WashingtonFirst’s or Alliance’s shareholders to approve the Reorganization Agreement;

•	changes in the level of nonperforming assets and charge-offs;

•	changes in the availability of funds resulting in increased costs or reduced liquidity;

•	changes in accounting policies, rules and practices;

•	changes in the assumptions underlying the establishment of reserves for possible loan losses and other estimates;

•	impairment concerns and risks related to WashingtonFirst’s or Alliance’s investment portfolio, and the impact of fair value accounting, including income statement volatility;

•	changes in the interest rate environment and market prices may reduce WashingtonFirst’s or Alliance’s net interest margins, asset valuations and expense expectations;

•	general business and economic conditions in the markets WashingtonFirst or Alliance serve change or are less favorable than expected;

•	legislative or regulatory changes adversely affect WashingtonFirst’s or Alliance’s businesses;

•	fiscal and regulatory policies of the United States government;

•	reactions in financial markets related to potential or actual downgrades in the sovereign credit rating of the United States and the budget deficit or national debt of the United States government;

•	changes in the way the FDIC insurance premiums are assessed;

•	changes occur in business conditions and inflation;

•	personal or commercial customers’ bankruptcies increase;

•	changes occur in the securities markets; and,

•	technology-related changes are harder to make or more expensive than expected.

Forward-looking statements speak only as of the date of this report. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of this report or to reflect the occurrence of unanticipated events except as required by federal securities laws.

CRITICAL ACCOUNTING POLICIES

The Company’s condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements may reflect different estimates, assumptions, and judgments. Certain policies inherently rely to a greater extent on the use of estimates, assumptions, and judgments and as such may have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary for assets and liabilities that are required to be recorded at fair value. A decline in the value of assets required to be recorded at fair value will warrant an impairment write-down or valuation allowance to be established. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when readily available. Management believes the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results:

•	allowance for loan and lease losses;

•	goodwill and other intangible asset impairment;

•	accounting for income taxes; and,

•	fair value measurements.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is an estimate of the losses that are inherent in the loan and lease portfolio at the balance sheet date. The allowance is based on the basic principle that a loss be accrued when it is probable that the loss has occurred at the date of the financial statements and the amount of the loss can be reasonably estimated.

Management believes that the allowance is adequate to absorb losses inherent in the loan and lease portfolio. However, its determination of the allowance requires significant judgment, and estimates of probable losses in the lending portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions or reductions to the allowance may be necessary based on changes in the loans and leases comprising the portfolio and changes in the financial condition of borrowers, resulting from changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, and independent consultants engaged by the Company periodically review the loan and lease portfolio and the allowance. Such reviews may result in additional provisions based on their judgments of information available at the time of each examination.

The Company’s allowance for loan and lease losses has two basic components: a general allowance reflecting historical losses by loan category, as adjusted by several factors whose effects are not reflected in historical loss ratios, and specific allowances for individually identified loans. Each of these components, and the allowance methodology used to establish them, are described in detail in Note 1 of the Notes to the Consolidated Financial Statements included in this report. The amount of the allowance is reviewed monthly by the Board of Directors.

General allowances are based upon historical loss experience by portfolio segment measured over the prior 12 quarters and weighted so that losses realized in the most recent quarters have the greatest effect. The historical loss experience is supplemented to address various risk characteristics of the Company’s loan portfolio including:

•	trends in delinquencies and other non-performing loans;

•	changes in the risk profile related to large loans in the portfolio;

•	changes in the categories of loans comprising the loan portfolio;

•	concentrations of loans to specific industry segments;

•	changes in economic conditions on both a local and national level;

•	changes in the Company’s credit administration and loan portfolio management processes; and

•	quality of the Company’s credit risk identification processes.

The general allowance constituted 51.6% of the total allowance at September 30, 2012 and 56.3% at December 31, 2011. The general allowance is calculated in two parts based on an internal risk classification of loans within each portfolio segment. Allowances on loans considered to be “criticized” and “classified” under regulatory guidance are calculated separately from loans considered to be “pass” rated under the same guidance. This segregation allows the Company to monitor the allowance applicable to higher risk loans separate from the remainder of the portfolio in order to better manage risk and ensure the sufficiency of the allowance for loan and lease losses.

The portion of the allowance representing specific allowances is established on individually impaired loans. As a practical expedient, for collateral dependent loans, the Company measures impairment based on the net realizable value of the underlying collateral. For loans on which the Company has not elected to use a practical expedient to measure impairment, the Company will measure impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate. In determining the cash flows to be included in the discount calculation the Company considers the following factors that combine to estimate the probability and severity of potential losses:

•	the borrower’s overall financial condition;

•	resources and payment record;

•	demonstrated or documented support available from financial guarantors; and

•	the adequacy of collateral value and the ultimate realization of that value at liquidation.

At September 30, 2012, the specific allowance accounted for 48.4% of the total allowance as compared to 43.7% at December 31, 2011. The estimated losses on impaired loans can differ substantially from actual losses.

Goodwill and Other Intangible Asset Impairment

Goodwill represents the excess purchase price paid over the fair value of the net assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value be compared to the carrying amount of net assets, including goodwill. If the fair value exceeds their book value, no write-down of recorded goodwill is required. If the fair value is less than book value, an expense may be required to write-down the related goodwill to the proper carrying value. The Company tests for impairment of goodwill as of October 1 of each year using September 30 data and again at any quarter-end if any triggering events occur during a quarter that may affect goodwill. Examples of such events include, but are not limited to, a significant deterioration in future operating results, adverse action by a regulator or a loss of key personnel. Determining the fair value requires the Company to use a degree of subjectivity. The Company has no intangibles other than goodwill. No impairment was recognized for September 30, 2012.

Accounting for Income Taxes

The Company accounts for income taxes by recording deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods. The Company’s accounting policy follows the prescribed authoritative guidance that a minimal probability threshold of a tax position must be met before a financial statement benefit is recognized. The Company recognized, when applicable, interest and penalties related to unrecognized tax benefits in other non-interest expenses in its consolidated statements of income. Assessment of uncertain tax positions requires careful consideration of the technical merits of a position based on management’s analysis of tax regulations and interpretations. Significant judgment may be involved in applying the applicable reporting and accounting requirements.

Management expects that the Company’s adherence to the required accounting guidance may result in increased volatility in quarterly and annual effective income tax rates due to the requirement that any change in judgment or measurement of a tax position taken in a prior period be recognized as a discrete event in the period in which it occurs. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies.

Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value in accordance with applicable accounting standards. Significant financial instruments measured at fair value on a recurring basis are investment securities available-for-sale, residential mortgages held for sale and commercial loan interest rate swap agreements. Loans where it is probable that the Company will not collect all principal and interest payments according to the contractual terms are considered impaired loans and are measured on a nonrecurring basis.

The Company conducts a quarterly review for all investment securities that have potential impairment to determine whether unrealized losses are other-than-temporary. Valuations for the investment portfolio are determined using quoted market prices, where available. If quoted market prices are not available, valuations are based on pricing models, quotes for similar investment securities, and, where necessary, an income valuation approach based on the present value of expected cash flows. In addition, the Company considers the financial condition of the issuer, the receipt of principal and interest according to the contractual terms and the intent and ability of the Company to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

The above accounting policies with respect to fair value are discussed in further detail in “Note 17” to the Notes to the Consolidated Financial Statements (Unaudited).

OVERVIEW

Net income available to common shareholders for the Company for the third quarter of 2012 totaled $0.3 million ($0.11 per diluted share), compared to net income available to common shareholders of $0.6 million ($0.21 per diluted share) for the third quarter of 2011. For the first nine months of 2012, net income available to common shareholders totaled $1.4 million ($0.46 per diluted share) compared to net income available to common shareholders of $1.5 million ($0.51 per diluted share) for the same period in the prior year. These results reflect the following events:

•

Net interest income increased 18.7% for the third quarter of 2012 compared to the third quarter of 2011. For the nine months ended September 30, net interest income increased 11.5% for 2012 compared to 2011. These increases were due primarily to a 15.8% growth in average interest-earning assets in 2012 as compared to 2011. Combined with an improved deposit mix, these factors more than offset lower earning asset yields.

•

The provision for loan and lease losses was a charge of $0.5 million for the third quarter of 2012 compared to $0.6 million for the third quarter of 2011 and $0.9 million for the second quarter of 2012. The decrease in the provision for the third quarter of 2012 compared to the second quarter of 2012 was due largely to lower specific reserves on criticized loans.

•	Non-interest income was relatively unchanged at $0.2 million for the third quarter of 2012 compared to the third quarter of 2011 and $0.3 million for the second quarter of 2012.

•

Average total loans for the third quarter of 2012 increased 17.4% compared to the third quarter of 2011 due primarily to organic growth in commercial real estate and construction loans, and increased 3.7% compared to the prior quarter of 2012.

In the third quarter of 2012, the nation and the greater Washington DC area in which the Company operates continued to show a mix of both positive and negative economic factors. Concerns over a struggling national economy and possible large federal government spending cuts and tax increases (“the fiscal cliff”) at year-end continued to adversely affect both the regional and national economic outlook. While the housing markets have shown improvement compared to the prior year, this sector is still significantly below levels experienced in prior economic recoveries. Volatility continued as positive trends in housing and consumer confidence have been offset by a decline in manufacturing and stubbornly high unemployment which have caused uncertainty on the part of both large and small businesses which has limited economic expansion on both a regional and national basis. Significant economic uncertainty, particularly among individual consumers and small and medium-sized businesses, has suppressed confidence and thus constrain the pace of economic expansion and lending. Despite this challenging business environment, the Company has emphasized the fundamentals of community banking as it has maintained strong levels of liquidity and capital while overall credit quality has continued to improve.

The net interest margin was 4.08% for the third quarter of 2012 compared to 3.83% for the third quarter of 2011. During the third quarter of 2012, the growth in average interest-earning assets and noninterest-bearing deposits largely offset a decline in the average rates earned on interest-earning assets. The margin increase compared to both the prior year quarter and the linked quarter was driven largely by higher levels of interest-earning assets and loan growth. Average total deposits increased 14.0% for the quarter compared with the prior year period, while average loans increased 17.4% compared to 2011.

Liquidity remained strong due to significant overnight investments, a liquid investment portfolio and available borrowing lines of credit with the Federal Home Loan Bank of Atlanta and various correspondent banks.

Non-performing assets increased to $9.5 million at September 30, 2012 from $7.0 million at December 31, 2011. This increase was due primarily to a combination of the Company’s continuing efforts at resolution of non-performing loans and reduced migration of existing loans into nonperforming status, particularly in the commercial real estate portfolio. Non-performing assets represented 1.60% of total assets at September 30, 2012 compared to 1.25% at September 30, 2011. The ratio of net charge-offs to average loans and leases were 0.3% for the third quarter of 2012, compared to 0.2% for the third quarter of 2011.

At September 30, 2012, the Company remained above all “well-capitalized” regulatory requirement levels. In addition, tangible book value per common share increased 7.0% to $11.63 from $10.87 at September 30, 2011.

Total assets at September 30, 2012 increased 6.5% compared to December 31, 2011. Loan balances increased 10.0% compared to the prior year end due primarily to increases of 10.1% in residential mortgage and construction loans. The increase in loans was primarily due to continued loan demand. Customer funding sources, which include deposits plus other short-term borrowings from core customers, increased $39.7 million compared to balances at December 31, 2011, due largely to trustee accounts. The Company continued to manage its net interest margin, primarily by reducing rates on certificates of deposit to preserve the net interest margin during this extended period of historically low interest rates. During the same period, stockholders’ equity increased to $0.1 million due to primarily to net income in the first nine months of 2012.

Net interest income increased by $0.8 million, or 18.7% for the quarter ended September 30, 2012 compared to the prior year period. This is attributable to a 18 basis point decrease in the cost of interest-bearing liabilities, growth of 7.2% in average noninterest-bearing deposits, and a 8.5% growth in average interest-earning assets.

Non-interest income remained flat at $0.2 million for the third quarter of 2012 compared to 2011.

Non-interest expenses increased by $1.6 million or 50.0% in the third quarter of 2012 compared to the prior year period due largely to professional fees primarily resulting from the Alliance Bankshares acquisition. These increases were somewhat offset by a 10.5% increase in total interest income compared to the third quarter of 2011.

RESULTS OF OPERATIONS

Net Interest Income.

Net interest income (on a fully tax equivalent basis) for the three months ended September 30, 2012 was $5.7 million compared to $5.0 million for the same period in 2011. Interest income on earning assets was $0.7 million higher for the three months ended September 30, 2012, compared to the third quarter of 2011, while interest expense remained flat during the same time period. The increase was primarily attributable to an increase in average earning assets, compared to the same period in the prior year.

Net interest income (on a fully tax equivalent basis) for the nine months ended September 30, 2011 was $16.5 million compared to $14.0 million for the same period in 2011. Interest income on earning assets was $2.4 million higher for the nine months ended September 30, 2012, compared to the first nine months of 2011. Interest expense decreased $0.1 million for the nine months ended September 30, 2012, compared to the first nine months of 2011. The average balance of interest bearing deposits increased by $41.0 million and contributed $0.04 million to the reduction in interest expense.

The following table illustrates average balances of total interest-earning and non-interest earning assets as well as total interest-bearing and non-interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, shareholders’ equity and related income, expense and corresponding weighted average yields and rates. The average balances used in these tables and other statistical data were calculated using daily average balances

Average Balances, Interest Income and Expense and Average Yield and Rates(1)

	Three Months Ended September 30,
	2012			2011
	(Unaudited)
(Dollars in thousands)	Average Balance	Income / Expense	Yield / Rate (5)	Average Balance	Income / Expense	Yield / Rate (5)
Assets
Interest-earning assets:
Loans (3)	$451,423	$6,609	5.86%	$383,569	$5,884	6.14%
Interest-bearing balances	8,424	8	0.38%	25,743	48	0.75%
Investment securities	62,907	323	2.05%	55,698	322	2.31%
Federal funds sold	28,986	10	0.14%	49,867	33	0.26%

Total interest earning assets	551,740	6,950	5.04%	514,877	6,287	4.88%

Non-interest earning assets:
Cash and due from banks	2,480			979
Premises and equipment	1,276			1,276
Other real estate owned (OREO)	2,833			2,168
Other assets	9,782			10,043
Less: allowance for loan losses	(5,932)			(4,312)

Total non-interest earning assets	10,439			10,154

Total Assets	$562,179			$525,031

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$18,623	$38	0.82%	$16,119	$12	0.30%
Money market deposit accounts	58,301	80	0.55%	37,852	71	0.75%
Savings accounts	75,264	175	0.93%	85,922	200	0.93%
Time deposits	214,356	702	1.31%	197,916	757	1.53%

Total interest-bearing deposits	366,544	995	1.09%	337,809	1,040	1.23%
FHLB advances	35,747	167	1.87%	25,179	217	3.45%
Other borrowings	2,207	60	10.87%	—	—	0.00%

Total interest-bearing liabilities	404,498	1,222	1.21%	362,988	1,257	1.39%

Non-interest-bearing liabilities:
Demand deposits	101,458			109,373
Other liabilities	1,823			1,468

Total liabilities	507,779			473,829
Shareholders’ Equity	54,400			51,202

Total Liabilities and Shareholders’ Equity	$562,179			$525,031

Interest Spread (1)			3.83%			3.49%

Net Interest Margin (2)(4)		$5,728	4.08%		$5,030	3.83%

(1)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.
(2)	Net interest margin is net interest income, expressed as a percentage of average earning assets.
(3)	Loans placed on non-accrual status are included in loan balances.
(4)	Interest income and yields are presented on a fully taxable equivalent basis using 38.5% tax rate.
(5)	Yield and rate are computed on an annualized basis.

Average loan balances were $451.4 million for the three months ended September 30, 2012 compared to $383.6 million for the same period in 2011. Loans grew during this period because of an increase in construction and real estate loans. WashingtonFirst’s longer-term strategy is to grow small business commercial loans and owner occupied commercial real estate, and focus on the greater WashingtonFirst D.C. Metropolitan area. The related interest income from loans was $6.6 million in the three months ended

September 30, 2012 compared to $5.9 million in the same period in 2011. The average yield on loans of 5.86% during the three months ended September 30, 2012 was 28 basis points lower than the yield of 6.14% in the second quarter of 2011. Interest rates are established for classes of loans that include variable rates based on the prime rate established by The Wall Street Journal or other identifiable bases while others carry fixed rates with terms out to 15 years. Most new variable rate originations include minimum start rates and/or floors.

Investment securities averaged $62.9 million for the quarter ended September 30, 2012 compared to $55.7 million for the same quarter in 2011. Investment securities income (on a fully tax equivalent basis) was $0.3 million for the three months ended September 30, 2011 compared to $0.3 million for the three months ended September 30, 2011. The tax equivalent average yield on investment securities for the three months ended September 30, 2012, was 2.05% compared to 2.31% for the three months ended September 30, 2011.

Short-term investments in federal funds sold contributed $0.01 million to interest income in the three month period ended September 30, 2012, compared to $0.03 million for the same period in 2011. The average balance for the three months ended September 30, 2012 was $29.0 million, a $20.9 million decrease from the prior year average balance of $49.9 million. This decrease is attributable to loan growth outpacing deposit growth.

The average balance of cash and due from banks was $2.5 million and $1.0 million for the three months ended September 30, 2012 and 2011, respectively.

Total average interest earning assets yielded 5.04% for the three months ended September 30, 2012 compared to the yield of 4.88% for the same period in 2011. Total interest income (on a fully tax equivalent basis) was $7.0 million for the three months ended September 30, 2012 compared to $6.3 million for the three months ended September 30, 2011. As discussed above, interest income increased in the second quarter of 2012 compared to the second quarter of 2011 due to the increases in average loans and securities balances, which are a product of WashingtonFirst’s strategy to reposition its balance sheet, and lower yields generated by WashingtonFirst’s interest-earning assets in the low interest rate environment.

Total average interest-bearing liabilities were $404.5 million in the third quarter of 2012, or $41.5 million higher than the third quarter of 2011 level of $363.0 million. A key driver of the increase was the increase in average time deposits. The average balance of time deposits for the second quarter of 2012 was $214.4 million compared to the second quarter of 2011 average balance of $197.9 million, an increase of $16.5 million. Interest expense for all interest-bearing liabilities amounted to $1.2 million for the three months ended September 30, 2012 compared to $1.3 million for the three months ended September 30, 2011, or a decrease of $0.1 million. The average cost of interest-bearing liabilities for the second quarter of 2012 was 1.21% or 18 basis points lower than the second quarter of 2011 level of 1.39%. The lower interest rate environment allowed for competitive repricing of interest bearing demand accounts, money market accounts, savings accounts and title client based time deposits. The benefits of the repricing are seen in the lower time deposit cost of 1.31% during the third quarter of 2012 compared to 1.53% during the same period of 2011.

Non-interest bearing demand deposits averaged $101.5 million for the second quarter of 2012, $7.9 million less than the second quarter of 2011 level of $109.4 million. This decrease is due to the cyclical fluctuation in the title and escrow customer business.

Average Balances, Interest Income and Expense and Average Yield and Rates(1)

	Nine Months Ended September 30,
	2012			2011
	(Unaudited)
(Dollars in thousands)	Average Balance	Income / Expense	Yield / Rate (5)	Average Balance	Income / Expense	Yield / Rate (5)
Assets
Interest-earning assets:
Loans (3)	$434,342	$19,112	5.87%	$357,169	$16,614	6.20%
Interest-bearing balances	10,522	37	0.47%	28,628	185	0.86%
Investment securities	63,157	1,012	2.14%	52,480	942	2.39%
Federal funds sold	35,024	60	0.23%	30,675	55	0.24%

Total interest earning assets	543,045	20,221	4.96%	468,952	17,796	5.06%

Non-interest earning assets:
Cash and due from banks	2,354			989
Premises and equipment	2,764			2,262
Other real estate owned (OREO)	374			2,206
Other assets	10,039			10,718
Less: allowance for loan losses	(5,697)			(3,834)

Total non-interest earning assets	9,834			12,341

Total Assets	$552,879			$481,293

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$18,672	$67	0.48%	$17,120	$34	0.26%
Money market deposit accounts	54,213	267	0.66%	35,149	194	0.74%
Savings accounts	76,481	535	0.93%	78,993	605	1.02%
Time deposits	207,190	2,149	1.38%	184,888	2,217	1.60%

Total interest-bearing deposits	356,556	3,018	1.13%	316,150	3,050	1.29%
FHLB advances	31,290	586	2.50%	29,292	725	3.30%
Other borrowings	855	70	10.92%	—	—	0.00%

Total interest-bearing liabilities	388,701	3,674	1.26%	345,442	3,775	1.46%

Non-interest-bearing liabilities:
Demand deposits	107,687			85,846
Other liabilities	1,979			1,547

Total liabilities	498,367			432,835
Shareholders’ Equity	54,512			48,458

Total Liabilities and Shareholders’ Equity	$552,879			$481,293

Interest Spread (1)			3.70%			3.60%

Net Interest Margin (2)(4)		$16,547	3.99%		$14,021	3.88%

(1) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(2) Net interest margin is net interest income, expressed as a percentage of average earning assets.

(3) Loans placed on non-accrual status are included in loan balances.

(4) Interest income and yields are presented on a fully taxable equivalent basis using 38.5% tax rate.

(5) Yield and rate are computed on an annualized basis.

For the nine months ended September 30, 2012, average loan balances were $434.3 million compared to $357.2 million for the same period in 2011, an increase of $77.1 million. Interest income from loans was $19.1 million in the first nine months of 2012 compared to $16.6 million in the same period of 2011, with the average yield decreasing to 5.87% from 6.20%.

Investment securities averaged $63.2 million for the nine months ended September 30, 2012 compared to $52.5 million for the same period in 2011. Investment securities income was $1.0 million for the nine months ended September 30, 2012 compared to $0.9 million for the nine months ended September 30, 2011. The average tax equivalent yields on investment securities for the nine months ended September 30, 2012 and 2011 were 2.14% and 2.39% respectively. During the second quarter of 2012, the Company experienced greater than expected prepayments on a variety of investment securities which impacted the yield on the portfolio. When repayments occur at a faster rate than anticipated, premium amortization increases which adversely impacts the portfolio yield.

Short-term investments in federal funds sold contributed $0.06 million to interest income in the nine month period ended September 30, 2012 compared to $0.06 million in the nine month period ended September 30, 2011.

The average balance of cash and due from banks was $2.4 million and $1.0 million for the nine months ended September 30, 2012 and 2011 respectively.

Total average earning assets yielded 4.96% for the nine months ended September 30, 2012 or 10 basis points lower than the yield of 5.06% for the same period in 2011. Total interest income (on a fully tax equivalent basis) was $20.2 million for the nine months ended September 30, 2012 compared to $17.8 million for the nine months ended September 30, 2011.

Total average interest-bearing liabilities were $388.7 million in the first nine months of 2012 or $43.3 million less than the first nine months of 2011 level of $345.4 million. The average balance of time deposits was $22.3 million higher than the same period last year. For the nine months ended September 30, 2012, interest expense was $3.7 million compared to $3.8 million for the nine months ended September 30, 2011. The average cost of interest-bearing liabilities for the first nine months of 2012 was 1.26% or 20 basis points lower than the 2011 level of 1.46%. Many of the larger wholesale deposits have matured and new brokered deposits were issued at lower interest rates.

Non-interest bearing demand deposits averaged $107.7 million for the first nine months of 2012, or $21.9 million more than the first nine months of 2011 level of $85.8 million. These balances are subject to seasonal changes.

The following table describes the impact on WashingtonFirst’s tax equivalent interest income and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest income due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of each of the absolute dollar amounts of the change.

	Volume and Rate Analysis Nine Months Ended September 30, 2012 compared to 2011
	Change Due To:
	Increase (Decrease)	Volume	Rate
(Dollars in thousands)	(Unaudited)
Interest Earning Assets:
Loans	$3,329	$4,579	$(1,250)
Trading securities	(196)	(115)	(81)
Investment securities	93	238	(145)
Federal funds sold	7	10	(3)

Total increase (decrease) in interest income	3,233	4,712	(1,479)
Interest-Bearing Liabilities:
Interest-bearing deposits	(44)	487	(531)
Borrowed funds	(92)	83	(175)

Total increase (decrease) in interest expense	$(136)	$570	$(706)

Increase (decrease) in net interest income	$3,369	$4,142	$(773)

Non-interest Income (Other Income).

Non-interest income amounted to $0.2 million during the three months ended September 30, 2012, essentially flat from $0.2 million of non-interest income for the same period of 2011.

Non-interest Expense.

Non-interest expense for the three months ended September 30, 2012, amounted to $4.8 million compared to $3.2 million for the same period in 2011, an increase of $1.6 million. The key components of non-interest expenses are salary and employee benefits, premises and equipment expenses and other operating expenses. Salary and employee benefits expenses for the quarter ended September 30, 2012 were $2.3 million, compared to the third quarter of 2011 level of $1.8 million, an increase of $0.5 million. Other operating expenses for the quarter ended September 30, 2012 were $1.8 million, compared to the third quarter of 2011 level of $0.8 million, an increase of $1.0 million. Premises and equipment expenses were $0.7 million for the three months ended September 30, 2012, compared to the third quarter of 2011 level of $0.6 million, an increase of $0.1 million.

For the nine months ended September 30, 2012, non-interest expense was $12.5 million compared to $9.8 million for the 2011 period, an increase of $2.7 million. Salaries and employee benefits expenses increased by $0.8 million, other operating expenses increased by $1.6 million, and premises and equipment expenses increased by $0.3 million. Merger related expenses totaled $1.2 million for the nine months ended September 30, 2012, compared to zero for the same period in 2011.

ANALYSIS OF FINANCIAL CONDITION

Loan Portfolio.

In its lending activities, the Bank seeks to develop substantial relationships with clients whose business and individual banking needs will grow with the Company. WashingtonFirst has made significant efforts to be responsive to the lending needs in the markets served, while maintaining sound asset quality and credit practices. WashingtonFirst grants credit to commercial business, commercial real estate, real estate construction, residential real estate and consumer borrowers in the normal course of business. The loan portfolio net of discounts, allowances and fees was $455.8 million as of September 30, 2012, or $40.8 million higher than the December 31, 2011 level of $415.0 million.

The following table summarizes the composition of the loan portfolio by dollar amount and each segment as a percentage of the total loan portfolio as of the dates indicated:

	September 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
(Dollars in thousands)	(Unaudited)
Construction & Development	$66,709	15%	$51,078	12%
Residential Real Estate	49,841	11%	40,826	10%
Commercial Real Estate	250,160	54%	231,819	55%

Real Estate Loans	366,710	80%	323,723	77%
Commercial & Industrial Loans	93,893	20%	94,876	23%
Consumer Loans	1,941	0%	2,037	0%

Total Loans	$462,544	100%	$420,636	100%

Substantially all loans are initially underwritten based on identifiable cash flows and supported by appropriate advance rates on collateral, which is independently valued. Commercial loans are generally secured by accounts receivable, equipment and business assets. Commercial real estate is secured by owner-occupied or non-owner occupied commercial properties of all types. Real estate construction loans are supported by projects which generally require an appropriate level of pre-sales or pre-leasing. Generally, all commercial and real estate loans have full recourse to the owners and/or sponsors. Residential real estate is secured by first or second liens on both owner-occupied and investor-owned residential properties.

Loans secured by various types of real estate constitute a significant portion of total loans. Commercial real estate loans represent the largest dollar exposure. Substantially all of these loans are secured by properties in the greater Metropolitan Washington, D.C. area with the heaviest concentration in Northern Virginia and Fairfax County. Risk is managed through diversification by sub-market, property type, and loan size. Risk is further managed by seeking investment property loans with multiple tenants and by emphasizing owner-occupied loans. The average loan size in this portfolio is $1.0 million as of September 30, 2012.

The construction/land portion of the portfolio represented 14% of the total portfolio at September 30, 2012 and 12% of the portfolio at December 31, 2011. The current levels of construction/land loans are a product of management’s efforts to de-emphasize this type of lending in recent years. New originations in this segment are being underwritten in the context of current market conditions and are particularly focused in sub-markets which appear to be the strongest in the region. Legacy loans, particularly in the land portion of this portfolio, have been largely converted to amortizing loans with regular principal and interest payments. The Company expects to see further reductions in its land exposure partially offset by potential increases in certain residential construction activities as market conditions improve.

Loans secured by residential real estate have increased by 22.1% since December 31, 2011, with increases across most relevant loan classes to include both owner-occupied and investment residential categories. All loans in these categories represent loans underwritten by the Bank, (the Bank historically has not purchased loans in this portfolio) to customers with whom it has had direct contact in the local communities it serves. WashingtonFirst believes that its underwriting criteria reflect current market conditions. The portfolio of first mortgage loans had an average size per housing unit of $0.5 million as of September 30, 2012. WashingtonFirst’s subordinate trust loans averaged $0.2 million per property as of September 30, 2012. While the Bank recognizes that the greater Metropolitan Washington, D.C. area residential real estate market is in a nascent recovery, the Bank believes that its current underwriting standards, its emphasis on serving the sub-markets it knows, the granularity of its portfolio, and the continued reduction of its subordinate trust portfolio represent the appropriate risk management strategies for this portfolio.

Asset Quality.

WashingtonFirst segregates loans meeting the criteria for special mention, substandard, doubtful and loss from non-classified, or pass rated loans. WashingtonFirst reviews the characteristics of each rating at least annually, generally during the first quarter of each year. The characteristics of these ratings are as follows:

Pass and watch rated loans (risk ratings 1 to 6) are to persons or business entities with an acceptable financial condition, specified collateral margins, specified cash flow to service the existing loans, and a specified leverage ratio. The borrower has paid all obligations as agreed and it is expected that the borrower will maintain this type of payment history. Routinely, acceptable personal guarantors support these loans.

Special mention loans (risk rating 7) have a specific defined weakness in the borrower’s operations and/or the borrower’s ability to generate positive cash flow on a sustained basis. The borrower’s recent payment history is characterized by late payments. WashingtonFirst’s risk exposure to special mention loans is mitigated by collateral supporting the loan. The collateral is considered to be well-managed, well maintained, accessible and readily marketable.

Substandard loans (risk rating 8) are considered to have specific and well-defined weaknesses that jeopardize the viability of WashingtonFirst’s credit extension. The payment history for the loan has been inconsistent and the expected or projected primary repayment source may be inadequate to service the loan. The estimated net liquidation value of the collateral pledged and/or ability of the personal guarantors to pay the loan may not adequately protect WashingtonFirst. There is a distinct possibility that WashingtonFirst will sustain some loss if the deficiencies associated with the loan are not corrected in the near term. A substandard loan would not automatically meet WashingtonFirst’s definition of an impaired loan unless the loan is significantly past due and the borrower’s performance and financial condition provide evidence that it is probable WashingtonFirst will be unable to collect all amounts due.

Substandard non-accrual loans have the same characteristics as substandard loans. However these loans have a non-accrual classification generally because the borrower’s principal or interest payments are 90 days or more past due.

Doubtful rated loans (risk rating 9) have all the weakness inherent in a loan that is classified as substandard but with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable based upon current existing facts, conditions, and values. The possibility of loss related to doubtful rated loans is extremely high.

Loss (risk rating 10) rated loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

The table below represents WashingtonFirst’s loan portfolio by risk rating, classification, and loan portfolio segment as of September 30, 2012.

	Credit Quality Asset By Class
INTERNAL RISK RATING GRADES	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total Loans
Risk Rating Number[1]	1 to 5	6	7	8	9	10
(Dollars in thousands)	(Unaudited)
Commercial and industrial	$85,196	$3,405	$3,752	$1,540	$—	$—	$93,893
Commercial real estate
Owner occupied	75,182	1,847	2,582	—	1,101	—	80,712
Non-owner occupied	159,132	—	5,496	4,820	—	—	169,448
Construction/land
Residential construction	36,222	—	—	409	—	—	36,631
Other construction & land	29,816	262	—	—	—	—	30,078
Residential real estate
Equity lines	38,296	—	—	—	—	—	38,296
Single family	9,295	575	725	950	—	—	11,545
Multifamily	—	—	—	—	—	—	—
Consumer - non real estate	1,735	187	19	—	—	—	1,941

Totals	$434,874	$6,276	$12,574	$7,719	$1,101	$—	$462,544

[1]

Internal risk ratings of pass (rating numbers 1 to 5) and watch (rating number 6) are deemed to be unclassified assets. Internal risk ratings of special mention (rating number 7), substandard (rating number 8), doubtful (rating number 9) and loss (rating number 10) are deemed to be classified assets.

As part of WashingtonFirst’s normal credit risk management practices, it regularly monitors the payment performance of its borrowers. Substantially all loans require some form of payment on a monthly basis, with a high percentage requiring regular amortization of principal. However, certain HELOCs, commercial and industrial lines of credit, and construction loans generally require only monthly interest payments.

When payments are 90 days or more in arrears or when WashingtonFirst determines that it is no longer prudent to recognize current interest income on a loan, WashingtonFirst classifies the loan as non-accrual. Non-accrual loans increased from $3.1 million at December 2011 to $4.6 million at September 30, 2012.

From time to time, a loan may be past due 90 days or more but is in the process of collection and thus warrants remaining on accrual status. WashingtonFirst had no such loans at September 30, 2012.

The following table sets forth the aging and non-accrual loans by class as of September 30, 2012:

	30-59 Days Past Due	60-89 Days Past Due	Non-Accrual	Total Past Due	Current Loans	Total Loans
(Dollars in thousands)	(Unaudited)
Commercial & Industrial Loans	$62	$—	$1,408	$1,470	$92,423	$93,893
Construction & Development	—	—	409	409	66,300	66,709
Commercial Real Estate	1,648	—	2,802	4,450	245,710	250,160
Residential Real Estate	151	1,559	—	1,710	48,131	49,841
Consumer Loans	19	—	—	19	1,922	1,941

Balance at end of period	$1,880	$1,559	$4,619	$8,058	$454,486	$462,544

[1]	For the purposes of this table only, loans 1-29 days past due are included in the balance of current loans.

Allowance for Loan Losses.

The allowance for loan losses is an estimate of losses that may be sustained in WashingtonFirst’s loan portfolio. The allowance is based on two basic principles of accounting: (1) ASC 450-10-05, Contingencies which requires that losses be accrued when they are probable of occurring and estimable, and (2) ASC 310-10-35, Receivables which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows, or values that are observable in the secondary market and the loan balance.

The allowance for loan losses was $6.2 million at September 30, 2012, or 1.33% of loans outstanding, compared to $5.4 million or 1.17% of loans outstanding, at December 31, 2011. WashingtonFirst has allocated $1.5 million at September 30, 2012 compared to $0.8 million at December 31, 2011 for specific non-performing loans. For the first nine months of 2012, WashingtonFirst had net charge-offs of $1.4 million compared to net charge-offs of $0.8 million in the same period of 2011.

As part of its routine credit administration process, WashingtonFirst engages an outside consulting firm to review its loan portfolio periodically. The information from these reviews is used to monitor individual loans as well as to evaluate the overall adequacy of the allowance for loan losses.

In reviewing the adequacy of the allowance for loan losses at each period, management takes into consideration the historical loan losses experienced by WashingtonFirst, current economic conditions affecting the borrowers’ ability to repay, the volume of loans, trends in delinquent, non-accruing, and potential problem loans, and the quality of collateral securing loans. Loan losses are charged against the allowance when WashingtonFirst believes that the collection of the principal is unlikely. Subsequent recoveries of losses previously charged against the allowance are credited to the allowance. After charging off all known losses incurred in the loan portfolio, management considers on a quarterly basis whether the allowance for loan losses remains adequate to cover its estimate of probable future losses, and establishes a provision for loan losses as appropriate. Because the allowance for loan losses is an estimate, as the loan portfolio and allowance for loan losses review process continues to evolve, there may be changes to this estimate and elements used in the methodology that may have an effect on the overall level of allowance maintained.

The allowance for loan losses model is reviewed and evaluated each quarter by WashingtonFirst management to insure its adequacy and applicability in relation to WashingtonFirst’s past and future experience with the loan portfolio, from a credit quality perspective. Due to the extended nature of the current economic cycle, it was determined for the quarter ended September 30, 2012, that the loss history component of the model [one of seven factors considered in determining the appropriate value of losses to be accrued when they are probable of occurring and estimable] for loans secured by junior liens on owner-occupied residential properties should be extended from 12 trailing quarters to 20 trailing quarters. This change would more accurately reflect: (a) the past and recurring loss experience in these specific loan classes, (b) the length of the current economic cycle and its impact on these borrowers and, (c) the payment performance WashingtonFirst can expect from these specific loan classes until an economic recovery has been better established. The impact of this change was a $0.2 million decrease to the ASC 450-10-05 portion of the allowance for loan losses, the general allowance, as of September 30, 2012. Further, management believes that these changes to the model are consistent with Interagency Supervisory Guidance provided by the Board of Governors of the Federal Reserve System in regards to these specific loan classes.

The following table represents an analysis of the allowance for loan losses for the periods presented:

	Nine Months Ended September 30, 2012	Twelve Months Ended December 31, 2011
(Dollars in thousands)	(Unaudited)
Balance, beginning of period	$4,932	$3,447
Provision for loan losses	2,585	2,302
Chargeoffs:
Commercial and industrial	(200)	(148)
Construction/land	(508)	(300)
Residential real estate	—	(202)
Commercial real estate	(693)	(196)
Consumer - non real estate	(5)	(7)

Total chargeoffs	(1,406)	(853)
Recoveries:
Commercial and industrial	11	11
Construction/land	—	—
Residential real estate	19	25
Commercial real estate	17	—
Consumer - non real estate	—	—

Total recoveries	47	36
Net (chargeoffs)	(1,359)	(817)

Balance, end of period	$6,158	$4,932

Allowance for loan losses to total loans	1.33%	1.17%
Allowance for loan losses to nonaccrual loans	133.35%	160.20%
Allowance for loan losses to non-performing assets	64.73%	70.57%
Non-performing assets to total assets	1.60%	1.25%
Net chargeoffs to average loans	0.31%	0.22%

The following table provides a breakdown of the allocation of the allowance for loan losses by loan type. The breakdown of the allowance for loan losses is based primarily upon those factors discussed above in computing the allowance for loan losses as a whole. Because all of these factors are subject to change, the allocation and actual results are not necessarily predictive of the exact category of potential loan losses.

	Nine Months Ended September 30, 2012
	(Unaudited)
(Dollars in thousands)	Commercial & Industrial	Construction & Development	Commercial Real Estate	Residential Real Estate	Consumer Loans	Total
Beginning Balance:	$899	$1,048	$2,313	$633	$39	$4,932
Provision	773	450	1,323	64	(24)	2,586
Charge-offs	(200)	(508)	(693)	—	(5)	(1,406)
Recoveries	11	—	17	18	—	46

Allowance Ending Balance:	$1,483	$990	$2,960	$715	$10	$6,158

Individually Evaluated for Impairment	$926	$225	$1,400	$432	$—	$2,983

Collectively Evaluated for Impairment	$557	$765	$1,560	$283	$10	$3,175

Loans:
Loan Ending Balance:	$93,893	$66,709	$250,160	$49,841	$1,941	$462,544

Individually Evaluated for Impairment	$5,291	$672	$14,000	$1,723	$19	$21,705

Collectively Evaluated for Impairment	$88,602	$66,037	$236,160	$48,118	$1,922	$440,839

Non-performing Assets

Impaired Loans (Loans with a Specific Allowance Allocation). As of September 30, 2012, there were no loans with impairment allocations that were not also in non-accrual status.

Non-accrual Loans. A loan may be placed on non-accrual status when the loan is specifically determined to be impaired or when principal or interest is delinquent 90 days or more. The Company closely monitors individual loans, and relationship officers are charged with working with customers to resolve potential credit issues in a timely manner with minimum exposure to the Company. The Company maintains a policy of adding an appropriate amount to the allowance for loan losses to ensure an adequate reserve based on the portfolio composition, specific credit extended by the Company, general economic conditions and other factors and external circumstances identified during the process of estimating probable losses in the Company’s loan portfolio.

On September 30, 2012, there was $4.6 million in loans on non-accrual status compared to $3.1 million at December 31, 2011. The $4.6 million non-accrual loan balance consists mostly of loans secured by residential and commercial real estate in the Northern Virginia area. The specific allowance for impaired loans as of September 30, 2012 is $3.0 million.

Total Non-performing Assets. As of September 30, 2012, WashingtonFirst had $9.5 million of non-performing assets on the balance sheet compared to $7.0 million as of December 31, 2011, an increase of $2.5 million. The ratio of non-performing assets to total assets increased to 1.60% as of September 30, 2012 from 1.25% as of December 31, 2011, a 35 basis points increase.

The following table provides information regarding credit quality as of the dates presented:

	September 30, 2012	December 31, 2011
(Dollars in thousands)	(Unaudited)
Credit Quality Information
Non-performing assets:
Non-accrual loans	$4,619	$3,078
OREO	1,610	615
Equity Investment	68	68
Loans past due 90 days and still accruing	—	—
Troubled debt restructurings	3,216	3,226

Total non-performing assets	$9,513	$6,987

Specific reserves associated with impaired loans	2,983	2,155

Non-performing assets to total assets	1.60%	1.25%

Specific Reserves. As of September 30, 2012, WashingtonFirst had $1.6 million in specific reserves for non-performing loans, compared to $2.3 million at December 31, 2011.

Other Real Estate Owned (OREO). As of September 30, 2012, WashingtonFirst had $1.6 million classified as OREO on the balance sheet, compared to $0.6 million as of December 31, 2011.

The table below reflects the OREO activity in the periods presented:

	Nine Months Ended September 30, 2012	Twelve Months Ended December 31, 2012
(Dollars in thousands)	(Unaudited)
Balance, beginning of period	$615	$1,829
Properties acquired at foreclosure	1,161	2,305
Sales of foreclosed properties	—	(2,892)
Valuation adjustments	(166)	(627)

Balance, end of period	$1,610	$615

Deposits.

WashingtonFirst seeks deposits within its market area by offering high-quality customer service, using technology to deliver deposit services effectively and paying competitive interest rates. A significant portion of its client base and deposits are directly related to home sales and refinancing activity, including those from title and escrow agency customers.

At September 30, 2012, the deposit portfolio was $394.5 million, an increase of $56.6 million compared to the December 31, 2011 level of $337.9 million. The average cost of interest-bearing deposits was 1.21% for the nine months ended September 30, 2012, or 34 basis points less than the nine months ended September 30, 2011 average cost of 1.55%. As key interest rates declined over the past year, WashingtonFirst repriced deposits at lower levels.

At September 30, 2012, WashingtonFirst’s savings and NOW deposits were $99.8 million compared to $91.0 million at December 31, 2011, an $8.8 million increase. Average non-interest bearing demand deposits were $107.7 million for the nine months ended September 30, 2012 compared to average non-interest bearing demand deposits of $85.8 million for the nine months ended September 30, 2011, an increase of $21.9 million. The disparity between the September 30, 2012 balance of non-interest bearing deposits of $124.2 million and the average balance for the first nine months of 2012 of non-interest bearing deposits of $107.7 million is directly related to seasonal and cyclical changes in the business activities of WashingtonFirst’s title and escrow agency client base. Frequently, WashingtonFirst’s title and escrow agency clients experience strong deposit growth around the end of a month or quarter.

The Company uses wholesale deposits for liquidity and interest rate risk management purposes. WashingtonFirst believes these types of funds offer a reliable stable source of funds for the Company. Frequently the interest rates associated with wholesale deposits are significantly lower than general customer rates in its markets. As market conditions warrant and balance sheet needs dictate, WashingtonFirst may continue to participate in the wholesale certificate of deposit market. As with any deposit product, WashingtonFirst has potential risk for non-renewal by the customer. As of September 30, 2012, the Company had $42.3 million of wholesale deposits, as compared to $36.2 million as of December 31, 2012. The following table shows the maturity distribution and coupon rate of wholesale certificate of deposits at September 30, 2012:

Maturity Distribution of Wholesale Deposits by Year

Maturity Year	Amount	Average Coupon Rate
(Dollars in thousands)	(Unaudited)
2012	$3,680	0.07%
2013	25,593	0.61%
2014	2,528	0.89%
2015	551	0.77%
2016	143	1.90%

	$32,495	0.57%

FHLB Advances and Other Borrowings.

Other Borrowings consists of subordinated debt issued by the Bank. In June 2012, the Bank issued $2.5 million in subordinated debt at a fixed rate of 8.00% fixed for 9 years. In conjunction with this debt, the Company issued 55,018 warrants with an exercise price of $11.36 which expires in June 2021.

The FHLB is a key source of funding for the Company. During the periods presented, the Company has used no overnight advances (daily rate credit) to support its short-term liquidity needs. On a longer term basis, the Company augments its funding portfolio with FHLB advances. At September 30, 2012 and December 31, 2011, the FHLB advances were $17.1 million and $24.4 million respectively with various maturities not exceeding fifteen months. The weighted average interest rate on the FHLB advances were 3.31% and 3.33% for September 30, 2012 and December 31, 2011, respectively. The par values of the FHLB advances were $17.1 million at September 30, 2012 and $24.4 million at December 31 2011.

(Dollars in thousands)	Nine Months Ended September 30, 2012	Twelve Months Ended December 31, 2011
	(Unaudited)
At Period End
FHLB advances	$17,100	$24,350
Subordinated Debt	2,205	—

Total at period end	$19,305	$24,350

Average Balances
FHLB advances	$31,290	$28,088
Subordinated Debt	855	—

Total average balance	$32,145	$28,088

Average rate paid on all borrowed funds, end of period	3.91%	3.33%
Average rate paid on all borrowed funds, during the period	2.66%	3.33%
Maximum outstanding during period	$70,350	$32,767

Customer repurchase agreements are standard commercial banking transactions that involve a Company customer instead of a wholesale bank or broker. The Company offers this product as an accommodation to larger retail and commercial customers and affluent individuals that request safety for their funds beyond the FDIC deposit insurance limits. The Company believes this product offers it a stable source of financing at a reasonable market rate of interest. The Company does not have any open repurchase accounts as of September 30, 2012.

Investment Securities — Available for Sale.

WashingtonFirst actively manages its portfolio duration and composition with changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are pledged as collateral for certain borrowing transactions, public funds and repurchase agreements. The total amount of the investment securities accounted for under available-for-sale accounting was $57.5 million September 30, 2012 compared to $57.3 million at December 31, 2011.

On September 30, 2012, the investment portfolio contained callable and non-callable U.S. government corporations and agencies securities, U.S. government collateralized mortgage obligations (CMOs), U.S. government mortgage backed securities (MBS), Asset-backed debt securities, and municipal securities.

On September 30, 2012, U.S. government corporations and agencies were $23.9 million or 41.7% of the portfolio, CMOs and MBS were $21.8 million, or 37.9% of the portfolio, and municipal securities were $11.8 million, or 20.6% of the portfolio.

The yield on the investment securities portfolio as of September 30, 2012 was 2.14%. During the third quarter of 2012, the Company earned $1.3 million on the investment securities portfolio or an effective tax equivalent yield of 2.05%. The investment securities portfolio contains mortgage oriented products (CMO and MBS) and SBA securities. When prepayments on these instruments occur at a faster rate than anticipated, premium amortization increases which adversely impacts the portfolio yield.

Restricted Securities.

WashingtonFirst’s securities portfolio contains restricted securities that are required to be held as part of the Company’s banking operations. These include stock of the FHLB, Atlantic Central Bankers Bank (ACBB) and Community Bankers Bank (CBB) amounting to $3.0 million as of September 30, 2012 and $2.1 million as of December 31, 2011. The following table summarizes the balances of restricted stock at the dates indicated:

	Restricted Stock
	September 30, 2012	December 31, 2011
(Dollars in thousands)	(Unaudited)
FHLB stock	$2,829	$1,991
ACBB	100	100
CBB	50	50

Total Restricted Stock	$2,979	$2,141

LIQUIDITY

Liquidity is the ability to meet the demand for funds from depositors and borrowers as well as expenses incurred in the operation of the business. WashingtonFirst has a formal liquidity management policy and a contingency funding policy used to assist management in executing the liquidity strategies necessary for the Company. Similar to other banking organizations, the Company monitors the need for funds to support depositor activities and funding of loans. WashingtonFirst’s client base includes a significant number of title and escrow businesses which have more deposit inflows and outflows than a traditional commercial business relationship. The Company maintains additional liquidity sources to support the needs of this client base. Loss of relationship officers or clients could have a material impact on WashingtonFirst’s liquidity position through a reduction in average deposits.

WashingtonFirst’s Chief Financial Officer monitors its overall liquidity position daily. WashingtonFirst can and will draw upon federal funds lines with correspondent banks, draw upon reverse repurchase agreement lines with correspondent banks and use FHLB advances as needed. WashingtonFirst’s deposit customers frequently have lower deposit balances in the middle of the month, and balances generally rise toward the end of each month. As such, WashingtonFirst uses wholesale funding techniques to support its balance sheet and asset portfolios, although its longer term plan is to increase deposits from its local retail and commercial deposits and maintain available wholesale funding sources as additional liquidity.

As of September 30, 2012, WashingtonFirst had $65.4 million in cash and cash equivalents to support the business activities and deposit flows of its clients. The Company maintains credit lines at the FHLB and other correspondent banks. At September 30, 2012, the Bank had a total credit line of $119.2 million with the FHLB with an unused portion of $102.1 million. Borrowings with the FHLB have certain collateral requirements and are subject to disbursement approval by the FHLB. At September 30, 2012, the Bank had $102.1 million in secured borrowing capacity and $34.5 million in unsecured borrowing capacity (both reverse repurchase agreements and federal funds purchased) from correspondent banks. As of September 30, 2012, the Company did not have any outstanding borrowings from its correspondent banks. All borrowings from correspondent banks are subject to disbursement approval. In addition to the borrowing capacity described above, WashingtonFirst and the Company may sell investment securities, loans and other assets to generate additional liquidity. WashingtonFirst anticipates maintaining sufficient liquidity to protect depositors, provide for business growth and comply with regulatory requirements.

CAPITAL

Both the Company and the Bank are considered “well capitalized” under the risk-based capital guidelines adopted by the federal banking regulatory agencies. Capital adequacy is an important measure of financial stability. Maintaining a “well capitalized” regulatory position is paramount for each organization. Both WashingtonFirst and the Bank monitor the capital positions to ensure appropriate capital for the respective risk profile of each organization, as well as sufficient levels to promote depositor and investor confidence in the respective organizations.

Total shareholders’ equity was $55.5 million as of September 30, 2012 compared to the December 31, 2011 level of $53.5 million. The change in equity is primarily attributable to WashingtonFirst’s net income for the first nine months of 2012 of $1.4 million. Book value per common share was $12.86 as of September 30, 2012, compared to $12.88 as of December 31, 2011.

Payment of dividends is at the discretion of WashingtonFirst’s Board of Directors and is subject to various federal and state regulatory limitations. WashingtonFirst has adopted the strategy of retaining earnings to support current and future growth and has never declared or paid a cash dividend on its common stock.

The Bank is considered “well capitalized” as of September 30, 2012 and December 31, 2011. The following table shows the Bank’s capital categories, capital ratios and the minimum capital ratios currently required by bank regulators:

	Nine Months Ended September 30, 2012	Twelve Months Ended December 31, 2011
(Dollars in thousands)	(Unaudited)
Tier 1 Capital:
Common stock	$29	$13,853
Capital surplus	35,090	19,286
Preferred stock	17,796	17,796
Retained (deficit)	2,551	2,618
Less: disallowed assets	(3,601)	(3,601)
Add: Qualifying Trust Preferred Securities	—	—

Total Tier 1 capital	51,865	49,952

Tier 2 Capital:
Qualifying allowance for loan losses	6,158	4,932
Qualifying Trust Preferred Securities	—	—
Subordinated Debt	2,500	—

Total Tier 2 capital	8,658	4,932

Total Risk Based Capital	$60,523	$54,884

Risk weighted assets	$483,189	$444,752

	September 30, 2012	December 31, 2011	Regulatory Minimum
	(Unaudited)
Capital Ratios:
Tier 1 risk based capital ratio	10.73%	10.73%	4.00%
Total risk based capital ratio	12.50%	11.84%	8.00%
Leverage ratio	9.29%	9.06%	4.00%

The regulatory risk based capital guidelines establish minimum capital levels for the Company to be deemed “well capitalized.” The guidelines for “well capitalized” call for a leverage ratio of 5.0%, tier 1 risk based capital ratio of 6.0% and total risk based capital ratio of 10.0%. As of September 30, 2012, the Company had capital ratios of 9.29%, 10.73%, and 12.50%, respectively, all in excess of the regulatory minimums to be “well capitalized.” The Bank and WashingtonFirst continuously monitor the capital levels and the risk profile of the entities to determine if capital levels are sufficient for the risk profiles of the organization.

The ratio of net income to average assets and average equity and certain other ratios are as follows for the periods indicated:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012	Twelve Months Ended December 30, 2011
(Dollars in thousands)	Unaudited
Average total assets	$562,180	$552,880	$494,113

Average shareholders’ equity	$54,400	$54,512	$49,727

Net income	$383	$1,516	$2,607

Return on average assets (annualized)	0.27%	0.37%	0.53%

Return on average shareholders’ equity (annualized)	2.82%	3.71%	5.24%

Average shareholders’ equity to average total assets	9.68%	9.86%	10.06%

Concentrations. Substantially all of WashingtonFirst’s loans, commitments and standby letters of credit have been granted to customers located in the greater Washington, D.C. Metropolitan area, primarily in the Northern Virginia area. WashingtonFirst’s overall business includes a significant focus on real estate activities, including real estate lending, title companies and real estate settlement businesses. As of September 30, 2012, commercial real estate loans were 54.1% of the total gross loan portfolio, construction and development loans were 14.4% of the total gross loan portfolio and residential real estate loans were 10.8% of the total gross loan portfolio. In addition, a substantial portion of our non-interest bearing deposits is generated by our title and escrow company clients. As of September 30, 2012, the non-interest bearing deposits were 23.9% of total deposits. The impact of the title and escrow company concentration can create more volatility in our funding mix, especially during periods of declines in the real estate market, which can have an impact on organizational profitability.

OFF-BALANCE SHEET ACTIVITIES

WashingtonFirst and the Bank enter into certain off-balance sheet arrangements in the normal course of business to meet the financing needs of customers. These off-balance sheet arrangements include commitments to extend credit, standby letters of credit and financial guarantees which would impact the overall liquidity and capital resources to the extent customers accept and/or use these commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. With the exception of these off-balance sheet arrangements, we have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Asset Liability Management (ALM) Risk Management. WashingtonFirst engages a consulting firm to model its short-term and long-term interest rate risk profile. The model includes basic business assumptions, interest rates, repricing information and other relevant market data necessary to project WashingtonFirst’s interest rate risk. The Board of Directors has established interest rate risk limits for both short-term and long-term interest rate exposure. On a periodic basis, management reports to the Board of Directors on WashingtonFirst’s base interest rate risk profile and expectations of changes in the profiles based on certain interest rate shocks.

Net Interest Income Sensitivity (Short-term Interest Rate Risk). WashingtonFirst’s ALM process evaluates the effect of upward and downward changes in market interest rates on future net interest income. This analysis involves shocking the interest rates used in determining net interest income over the next twelve months. The resulting percentage change in net interest income in various rate scenarios is an indication of WashingtonFirst’s shorter-term interest rate risk. This analysis is accomplished by assuming a static balance sheet over a period of time with maturing and repayment dollars being rolled back into like instruments for new terms at current market rates. Additional assumptions are applied to modify volumes and pricing under various rate scenarios. These assumptions include prepayments, the sensitivity of non-maturity deposit rates, and other factors deemed significant by WashingtonFirst.

The ALM model results for September 30, 2012 are shown in the table below. Assuming an immediate upward shift in market interest rates of 100 basis points, the results indicate WashingtonFirst would expect net interest income to decrease over the next twelve months by 6.50%. Assuming a shift downward of 100 basis points, WashingtonFirst would expect net interest income to increase over the next twelve months by 0.40%.

The following table summarizes the Company’s ALM model results under various interest rate shock scenarios:

	September 30, 2012
Interest Rate Shocks	NII	EVE
	(Unaudited)
+200 bp	-0.10%	1.70%
+100 bp	0.40%	1.00%
-100 bp	6.50%	2.30%
-200 bp	6.40%	18.30%

All results above are within WashingtonFirst’s current interest rate risk policy guidelines.

Economic Value of Equity (Long-term Interest Rate Risk). The economic value of equity process models the cashflows of financial instruments to maturity. The model incorporates growth and pricing assumptions to develop a baseline Economic Value of Equity (EVE). The interest rates used in the model are then shocked for an immediate increase or decrease in interest rates. The results of the shocked model are compared to the baseline results to determine the percentage change in EVE under the various scenarios. The resulting percentage change in EVE is an indication of the longer term repricing risk and options embedded in the balance sheet.

Interest Rate Gap. In addition to the Net Interest Income (“NII”) and EVE models, management reviews WashingtonFirst’s “static” gap position. The cumulative gap position within one year was $66.2 million, or 11.5% of total assets, at September 30, 2012. While this measurement technique is common in the financial services industry, it has limitations and is not WashingtonFirst’s sole tool for measuring interest rate sensitivity. WashingtonFirst does not believe this model accurately reflects its true short-term and long-term interest rate exposure. As an example, $31.2 million of the investment securities at September 30, 2012 are classified as greater than five years due to the contractual maturity of the instruments. Investment securities are easily marketed and can be liquidated in a short period of time. As a result, it is reasonable to consider a portion of, or perhaps all of, the $57.5 million of investment securities as the “within three month” category, which further suggests a more balanced short-term interest rate position for WashingtonFirst.

The Interest Rate Gap (the “GAP”) can be expressed either as dollars or as a percentage of total earning assets. If Rate Sensitive Assets is greater than Rate Sensitive Liabilities, the GAP is positive. If Rate Sensitive Assets is less than Sensitive Liabilities, the GAP is negative.

The following table reflects our September 30, 2012 “static” interest rate gap position:

	September 30, 2012
	Maturing or Repricing
	Within 3 months	4-12 Months	1-5 Years	Over 5 Years	Total
(Dollars in thousands)	(Unaudited)
Interest earning assets:
Investment securities	$2,005	$8,122	$16,266	$31,111	$57,504
Loans*	206,680	42,563	193,115	13,486	455,844
Interest-bearing deposits	3,589	1,245	—	—	4,834
Federal funds sold	58,086	—	—	—	58,086

Total interest earning assets	$270,360	$51,930	$209,381	$44,597	$576,268

Interest-bearing liabilities:
Interest-bearing demand deposits	$23,563	$—	$—	$—	$23,563
Money market deposit accounts	76,279	—	—	—	76,279
Savings accounts	77,414	—	—	—	77,414
Time deposits	22,952	105,511	88,789	—	217,252

Total interest-bearing deposits	200,208	105,511	88,789	—	394,508
FHLB advances	5,000	10,600	1,500	—	17,100
Subordinated Debt	—	—	—	2,205	2,205

Total interest-bearing liabilities	$205,208	$116,111	$90,289	$2,205	$413,813

Period Gap	$65,152	$(64,181)	$119,092	$42,392	$162,455

Cumulative Gap	$65,152	$971	$120,063	$162,455	$162,455

Cumulative Gap / Total Assets	11.31%	0.17%	20.83%	28.19%	28.19%

*	Excludes nonaccrual loans of $6.1 million.

Interest Rate Risk Management Summary. As part of its interest rate risk management, WashingtonFirst typically uses the trading and investment portfolio and its wholesale funding instruments to balance its interest rate exposure. No assurance may be given that the risk management techniques and balance sheet management strategies WashingtonFirst employs will be effective in periods of rapid rate movements or extremely volatile periods. WashingtonFirst believes its strategies are prudent and within its policy guidelines in the base case of its modeling efforts as of September 30, 2012.

Item 4.	Controls and Procedures

WashingtonFirst has disclosure controls and procedures to ensure that the information required to be disclosed in the reports that WashingtonFirst files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to management, including WashingtonFirst’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. WashingtonFirst’s management evaluated, with the participation of WashingtonFirst’s Chief Executive Officer and Chief Financial Officer, the effectiveness of WashingtonFirst’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, WashingtonFirst’s Chief Executive Officer and Chief Financial Officer concluded that WashingtonFirst’s disclosure controls and procedures were effective as of September 30, 2012.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that WashingtonFirst’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within WashingtonFirst to disclose material information required to be set forth in WashingtonFirst’s periodic reports.

No changes in WashingtonFirst’s internal control over financial reporting occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, WashingtonFirst’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, WashingtonFirst may be involved in litigation relating to claims arising in the normal course of its business. In the opinion of management, there are no pending or threatened legal matters which would have a material adverse effect on WashingtonFirst’s financial condition or results of operations.

Item 1A.	Risk Factors

Risks Associated With WashingtonFirst’s Business

WashingtonFirst’s future success will depend on its ability to compete effectively in the highly competitive financial services industry.

WashingtonFirst faces substantial competition in all phases of its operations from a variety of different competitors. In particular, there is very strong competition for financial services in the greater Washington, D.C. Metropolitan Area in which it conducts its business. WashingtonFirst competes with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, money market funds and other mutual funds, as well as other local and community, superregional, national and international financial institutions that operate offices in its primary market areas and elsewhere. WashingtonFirst’s future growth and success will depend on its ability to compete effectively in this highly competitive financial services environment.

Many of WashingtonFirst’s competitors are well-established, larger financial institutions and many offer products and services that it does not. Many have substantially greater resources, name recognition and market presence that benefit them in attracting business. While WashingtonFirst believes it competes effectively with these other financial institutions in its primary markets, it may face a competitive disadvantage as a result of its smaller size, smaller asset base, lack of geographic diversification and inability to spread its marketing costs across a broader market. If WashingtonFirst has to raise interest rates paid on deposits or lower interest rates charged on loans to compete effectively, its net interest margin and income could be negatively affected. Failure to compete effectively to attract new or to retain existing, clients may reduce or limit WashingtonFirst’s net income and its market share and may adversely affect its results of operations, financial condition and growth.

WashingtonFirst’s profitability depends on interest rates generally, and it may be adversely affected by changes in government monetary policy.

The economy, interest rates, monetary and fiscal policies of the federal government and regulatory policies have a significant influence on WashingtonFirst and the industry as a whole. WashingtonFirst’s profitability depends in substantial part on its net interest margin, which is the difference between the rates it receives on loans and investments and the rates it pays for deposits and other sources of funds. Its net interest margin depends on many factors that are partly or completely outside of its control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally. Its net interest income will be adversely affected if market interest rates change so that the interest it pays on deposits and borrowings increases faster than the interest it earns on loans and investments.

Changes in interest rates, particularly by the Federal Reserve, which implements national monetary policy in order to mitigate recessionary and inflationary pressures, also affect the value of its loans. In setting its policy, the Federal Reserve may utilize techniques such as: (i) engaging in open market transactions in United States government securities; (ii) setting the discount rate on member bank borrowings; and (iii) determining reserve requirements. These techniques may have an adverse effect on WashingtonFirst’s deposit levels, net interest margin, loan demand or its business and operations. In addition, an increase in interest rates could adversely affect borrowers’ ability to pay the principal or interest on existing loans or reduce their desire to borrow more money. This may lead to an increase in WashingtonFirst’s nonperforming assets, a decrease in loan originations, or a reduction in the value of and income from its loans, any of which could have a material and negative effect on WashingtonFirst’s results of operations. WashingtonFirst tries to minimize its exposure to interest rate risk, but it is unable to completely eliminate this risk. Fluctuations in market rates and other market disruptions are neither predictable nor controllable and may have a material and negative effect on WashingtonFirst’s business, financial condition and results of operations.

WashingtonFirst’s profitability depends significantly on local economic conditions.

WashingtonFirst’s success is dependent to a significant extent upon general economic conditions in the greater Washington, D.C. Metropolitan Area which are, in turn, dependent to a large extent on the Federal government, particularly its local employment and spending levels. In addition, the banking industry in the greater Washington, D.C. Metropolitan Area, similar to other geographic markets, is affected by general economic conditions such as inflation, recession, unemployment and other factors beyond the Company’s control. The adverse economic and financial conditions prevailing in the United States and in WashingtonFirst’s market area since 2008 increased the number of loan defaults and foreclosures and resulted in a decline in credit quality, which negatively impacted WashingtonFirst’s financial results. Prolonged continuation of these conditions or other economic dislocation in the greater Washington, D.C. Metropolitan Area, including a substantial reduction in the level of employment or local spending by the Federal government, could cause increases in nonperforming assets, thereby causing operating losses, impairing liquidity and eroding capital. WashingtonFirst cannot assure you that future adverse changes in the economy in the greater Washington, D.C. Metropolitan Area would not have a material adverse effect on the WashingtonFirst’s financial condition, results of operations or cash flows.

WashingtonFirst’s loan portfolios have significant real estate concentration.

A substantial portion of WashingtonFirst’s loan portfolio is secured by real estate collateral. At June 30, 2012, approximately 79% of WashingtonFirst Bank’s loans have real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. In the event of a general decline in the value of real estate assets, the value of WashingtonFirst Bank’s real estate collateral also may deteriorate. If WashingtonFirst Bank is required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, WashingtonFirst’s earnings and capital could be adversely affected.

WashingtonFirst’s business strategy includes the continuation of its growth plans, and its financial condition and results of operations could be negatively affected if it fails to grow or fails to manage its growth effectively.

WashingtonFirst intends to continue to grow in its existing banking markets (internally and through additional offices) and to expand into new markets as appropriate opportunities arise. WashingtonFirst’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies that are experiencing growth. WashingtonFirst cannot assure you it will be able to expand its market presence in its existing markets or successfully enter new markets, or that any expansion will not adversely affect its results of operations. Failure to manage WashingtonFirst’s growth effectively could have a material adverse effect on its business, future prospects, financial condition or results of operations, and could adversely affect its ability to successfully implement its business strategy. Also, if WashingtonFirst’s growth occurs more slowly than anticipated or declines, its operating results could be materially affected in an adverse way.

WashingtonFirst’s ability to successfully grow will depend on a variety of factors, including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in its market areas and its ability to manage its growth. While WashingtonFirst believes it has the management resources and internal systems in place to successfully manage its future growth, there can be no assurance growth opportunities will be available or growth will be successfully managed. WashingtonFirst may face risks with respect to future acquisitions.

As a strategy, WashingtonFirst has sought to increase the size of WashingtonFirst Bank by pursuing business development opportunities, and it has grown rapidly since its incorporation. WashingtonFirst may acquire other financial institutions or parts of those entities in the future. Acquisitions and mergers involve a number of risks, including:

•	the time and costs associated with identifying and evaluating potential acquisitions and merger partners;

•	the estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target entity may not be accurate;

•

the time and costs of evaluating new markets, hiring experienced management opening new offices,and the time lags between these activities and generating of sufficient assets and deposits to support the costs of the expansion;

•	WashingtonFirst’s ability to finance an acquisition and possible ownership or economic dilution to its current shareholders;

•	the diversion of WashingtonFirst’s management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combining businesses;

•	entry into new markets where WashingtonFirst lacks experience;

•	the introduction of new products and services into its business;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on WashingtonFirst’s results of operations; and

•	the potential loss of key employees and clients.

WashingtonFirst may incur substantial costs to expand, and it can give no assurance such expansion will result in the levels of profits it seeks. There can be no assurance that integration efforts for any future mergers or acquisitions will be successful. Also, WashingtonFirst may issue equity securities, including common stock and securities convertible into shares of its common stock, in connection with future acquisitions, which could cause ownership and economic dilution to its current shareholders. There is no assurance that, following any future merger or acquisition, WashingtonFirst’s integration efforts will be successful or that, after giving effect to the acquisition, it will achieve profits comparable to or better than its historical experience.

WashingtonFirst’s allowance for loan losses could become inadequate and reduce its earnings and capital.

WashingtonFirst maintains an allowance for loan losses that it believes is adequate for absorbing the estimated future losses inherent in its loan portfolio. Management conducts a periodic review and consideration of the loan portfolio to determine the amount of the allowance for loan losses based upon general market conditions, credit quality of the loan portfolio and performance of WashingtonFirst’s clients relative to their financial obligations with it. The amount of future losses, however, is susceptible to changes in economic and other market conditions, including changes in interest rates and collateral values, which are beyond WashingtonFirst’s control, and these future losses may exceed its current estimates. There can be no assurance that additional provisions for loan losses will not be required in the future, including as a result of changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy on a national basis or in WashingtonFirst Bank’s market area, or changes in the circumstances of particular borrowers. Although WashingtonFirst believes the allowance for loan losses is adequate to absorb probable losses in its loan portfolio, WashingtonFirst cannot predict such losses or guarantee that its allowance will be adequate in the future. Excessive loan losses could have a material impact on its financial performance and reduce its earnings and capital.

Liquidity needs could adversely affect WashingtonFirst’s results of operations and financial condition.

WashingtonFirst’s primary source of funds is client deposits in WashingtonFirst Bank and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments and general economic conditions. On a combined basis, Alliance’s deposits from its title and escrow agency customers are expected to be an important component of WashingtonFirst’s deposit base. Because deposits of title and escrow agency customers are directly related to home sales and refinancing activity, any decrease in this activity would adversely impact WashingtonFirst’s deposit levels subsequent to the completion of the merger. Accordingly, WashingtonFirst may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank, or “FHLB” advances, sales of securities and loans, and federal funds lines of credit from correspondent banks, as well as out-of-market time deposits. While WashingtonFirst believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if WashingtonFirst continues to grow and experience increasing loan demand. WashingtonFirst may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

WashingtonFirst is subject to extensive regulation that could limit or restrict its activities and adversely affect its earnings.

The laws and regulations that apply to WashingtonFirst could change at any time. WashingtonFirst cannot predict whether or what form of proposed statute or regulation will be adopted or the extent to which such adoption may affect its business. Regulatory changes may increase WashingtonFirst’s costs, limit the types of financial services and products it may offer and/or increase the ability of non-banks to offer competing financial services and products and thus place other entities that are not subject to similar regulation in stronger, more favorable competitive positions, which could adversely affect its growth and its ability to operate profitably. Failure to comply with existing or new laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have an adverse effect on WashingtonFirst’s business, financial condition and results of operations.

The Dodd-Frank Act could increase WashingtonFirst’s regulatory compliance burden and associated cost, place restrictions on certain products and services, and limit its future capital raising strategies.

A wide range of regulatory initiatives directed at the financial services industry have been proposed in recent months. One of those initiatives, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was signed into law on July 21, 2010. The Dodd-Frank Act represents a sweeping overhaul of the financial services industry within the United States and mandates significant changes in the financial regulatory landscape that will have an impact on all financial institutions, including WashingtonFirst and WashingtonFirst Bank. The Dodd-Frank Act will likely increase WashingtonFirst’s regulatory compliance burden and may have a material adverse effect on WashingtonFirst by increasing the costs associated with regulatory examinations and compliance measures. However, it is too early to fully assess the impact of the Dodd-Frank Act and subsequent regulatory rulemaking processes on WashingtonFirst’s and WashingtonFirst Bank’s business, financial condition or results of operations.

Among the Dodd-Frank Act’s significant regulatory changes, the Dodd-Frank Act creates a new financial consumer protection agency that could impose new regulations and include its examiners in routine regulatory examinations conducted by the Virginia Bureau of Financial Institutions. This agency, named the Consumer Financial Protection Bureau, or “CFPB,” may reshape the consumer financial laws through rulemaking and enforcement of the Dodd-Frank Act’s prohibitions against unfair, deceptive and abusive business practices, which may directly affect the business operations of financial institutions offering consumer financial products or services, including WashingtonFirst and WashingtonFirst Bank. This agency’s broad rulemaking authority includes identifying practices or acts that are unfair, deceptive or abusive in connection with any consumer financial transaction or consumer financial product or service. Although the CFPB has jurisdiction over banks with $10 billion or greater in assets, rules, regulations and policies issued by the CFPB may also apply to WashingtonFirst and WashingtonFirst Bank by virtue of the adoption of such policies and best practices by the Federal Reserve, Virginia Bureau of Financial Institutions and FDIC. The costs and limitations related to this additional regulatory agency and the limitations and restrictions that will be placed upon WashingtonFirst with respect to its consumer product and service offerings have yet to be determined. However, these costs, limitations and restrictions may produce significant, material effects on WashingtonFirst’s business, financial condition and results of operations.

The Dodd-Frank Act also increases regulatory supervision and examination of bank holding companies and their banking and non-banking subsidiaries. These and other regulations included in the Dodd-Frank Act could increase WashingtonFirst’s regulatory compliance burden and costs, restrict the financial products and services WashingtonFirst can offer to its customers and restrict its ability to generate revenues from non-banking operations. The Dodd-Frank Act imposes more stringent capital requirements on bank holding companies, which could limit WashingtonFirst’s future capital strategies.

The recent repeal of federal prohibitions on payment of interest on commercial demand deposits could increase interest expense.

As part of the Dodd-Frank Act, the prohibition on the ability of financial institutions to pay interest on commercial demand deposit accounts was repealed. As a result, beginning on July 21, 2011, financial institutions could commence offering interest on demand deposits. WashingtonFirst does not yet know what interest rates other institutions may offer. If competitive factors require WashingtonFirst to offer interest on demand deposit accounts or if historical low interest rates begin to rise, WashingtonFirst’s interest expense may increase and the net interest margin may decline, which could have a material adverse effect on WashingtonFirst’s and WashingtonFirst Bank’s business, financial condition and results of operations.

WashingtonFirst’s recent results may not be indicative of its future results.

WashingtonFirst may not be able to sustain its historical rate of growth or may not even be able to grow its business at all. In addition, its recent and rapid growth may distort some of its historical financial ratios and statistics. In the future, WashingtonFirst may not have the benefit of several recently favorable factors, such as a generally stable interest rate environment, an improving real estate market, or the ability to find suitable expansion opportunities. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit WashingtonFirst’s ability to expand its market presence. If WashingtonFirst experiences a significant decrease in its historical rate of growth, its results of operations and financial condition may be adversely affected due to a high percentage of WashingtonFirst’s operating costs being fixed expenses.

WashingtonFirst’s small to medium-sized business target market may have fewer financial resources to weather a downturn in the economy.

WashingtonFirst targets its commercial development and marketing strategy primarily to serve the banking and financial services needs of small and medium-sized businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact this economic sector in the markets in which WashingtonFirst operates, its results of operations and financial condition may be adversely affected.

WashingtonFirst depends on the accuracy and completeness of information about clients and counterparties.

In deciding whether to extend credit or enter into other transactions with clients and counterparties, WashingtonFirst may rely on information furnished to it by or on behalf of clients and counterparties, including financial statements and other financial information. WashingtonFirst also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, WashingtonFirst may assume that a customer’s audited financial statements conform to GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. WashingtonFirst’s financial condition and results of operations could be negatively impacted to the extent it relies on financial statements or other information that does not comply with GAAP or is materially misleading.

Negative public opinion could damage WashingtonFirst’s reputation and adversely impact its earnings.

Reputation risk, or the risk to its business, earnings and capital from negative public opinion, is inherent in WashingtonFirst’s business. Negative public opinion can result from WashingtonFirst’s actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect WashingtonFirst’s ability to keep and attract clients and employees and can expose WashingtonFirst to litigation and regulatory action. Although WashingtonFirst takes steps to minimize reputation risk in dealing with its clients and communities, this risk will always be present given the nature of its business.

WashingtonFirst depends on the services of key personnel, and a loss of any of those personnel could disrupt its operations and result in reduced revenues.

WashingtonFirst’s success depends upon the continued service of its senior management team and upon its ability to attract and retain qualified financial services personnel. Competition for qualified employees is intense. In management’s experience, it can take a significant period of time to identify and hire personnel with the combination of skills and attributes required in carrying out WashingtonFirst’s strategy. If WashingtonFirst loses the services of its key personnel, or are unable to attract additional qualified personnel, its business, financial condition, results of operations and cash flows could be materially adversely affected.

WashingtonFirst may need to invest in new technology to compete effectively, and that could have a negative effect on WashingtonFirst’s operating results and the value of its common stock.

The market for financial services, including banking services, is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation and Internet-based banking. This is particularly for WashingtonFirst, which relies on its technology to complete in its market. WashingtonFirst depends on third party vendors for portions of its data processing services. In addition to WashingtonFirst’s ability to finance the purchase of those services and integrate them into its operations, its ability to offer new technology-based services depends on WashingtonFirst’s vendors’ abilities to provide and support those services. Future advances in technology may require WashingtonFirst to incur substantial expenses that adversely affect its operating results, and WashingtonFirst’s limited capital resources may make it impractical or impossible for it to keep pace with competitors possessing greater capital resources. WashingtonFirst’s ability to compete successfully in its banking markets may depend on the extent to which WashingtonFirst and its vendors are able to offer new technology-based services and on WashingtonFirst’s ability to integrate technological advances into its operations.

The dividend rate being paid on WashingtonFirst’s Series D Preferred Stock is subject to increase.

In August 2011, WashingtonFirst elected to participate in the Small Business Lending Fund, or “SBLF,” and issued 17,796 shares of its Series D Preferred Stock to the United States Treasury for $17.8 million. WashingtonFirst used a portion of the proceeds to repurchase the three series of preferred stock previously issued to the Treasury in the Troubled Assets Relief Program, or “TARP,” netting WashingtonFirst $3.8 million in new capital. The shares of Series D Preferred Stock currently pay dividends at a rate of one percent per annum, but the rate can fluctuate on a quarterly basis during the first ten quarters during which the Series D Preferred Stock is outstanding, based upon changes in the amount of WashingtonFirst’s qualified small business lending, or “QSBL,” as defined in the Supplemental Reports related to the SBLF transaction, from a “baseline” level or “QSBL Baseline.” For the second dividend period through the tenth dividend period, the annual dividend rate may be adjusted to between 1% and 5%, to reflect the amount of percentage change in WashingtonFirst Bank’s level of QSBL from the QSBL Baseline to the level as of the end of the second quarter preceding the dividend period in question. For the eleventh dividend period through 4.5 years after the closing of the SBLF transaction, the annual dividend rate will be fixed at between 1% and 5%, based upon the percentage increase in QSBL from the QSBL Baseline to the level as of the end of the ninth dividend period (i.e., as of September 30, 2013); however, if there is no increase in QSBL from the QSBL Baseline to the level as of the end of the ninth dividend period (or if QSBL has decreased during that time period), the dividend rate will be fixed at 7%. Further, the potential dividend rate reduction in any period is limited, such that the reduction will not apply to any Series D Preferred Stock proceeds that exceed the dollar amount of the increase in QSBL for that period as compared to the QSBL Baseline.

In addition, if WashingtonFirst Bank’s QSBL is not above the QSBL Baseline at the end of the ninth dividend period, because of WashingtonFirst Bank’s participation in the U.S. Treasury’s Capital Purchase Program, WashingtonFirst must also pay a lending incentive fee of 2% per annum (payable quarterly), calculated based on the liquidation value of the outstanding Series D Preferred Stock as of the end of that quarter, beginning with dividend payment dates on or after April 1, 2014 and ending on April 1, 2016. After 4.5 years from the closing of the SBLF transaction, the annual dividend rate will be fixed at 9%, regardless of the level of QSBL. Depending on WashingtonFirst’s financial condition at the time, any such increases in the dividend rate could have a material negative effect on WashingtonFirst’s liquidity.

WashingtonFirst will assume approximately $10 million in trust capital notes issued by an Alliance subsidiary on which the payment of an aggregate of $1.2 million in interest has been deferred as permitted by the indenture. Until these arrearages are paid, WashingtonFirst may not pay any dividends on any of its capital stock, including the SBLF preferred stock.

In June 2003, Alliance issued $10.0 million in trust preferred securities through a wholly-owned statutory business trust. The trust preferred securities accrue interest at a rate of three month LIBOR plus 315 basis points, subject to quarterly interest rate adjustments, which was equivalent to 3.628% as of June 30, 2012. As of June 30, 2012 and December 31, 2011, $8.9 million and $9.4 million were considered Tier 1 regulatory capital. The indenture governing the trust preferred securities permits the deferral of interest payments for up to twenty consecutive quarterly periods. Commencing with the quarter ended September 30, 2009 and continuing through June 30, 2012, Alliance has elected to defer the interest payments otherwise due. The interest deferred under the indenture compounds quarterly at the interest rate then in effect. As of June 30, 2012, the total amount of deferred and compounded interest owed under the indenture was approximately $1.2 million. For so long as payments of interest have been deferred on the trust preferred securities, Alliance generally is prohibited from declaring or making distributions on, or redeeming, purchasing, acquiring or making a liquidation payment with respect to, any of Alliance’s outstanding capital stock.

WashingtonFirst will assume Alliance’s obligations under the trust preferred securities in connection with the merger. Although WashingtonFirst intends to retire the arrearages contemporaneously with the closing of the merger, it may elect to continue to defer interest payments for some period of time. If WashingtonFirst does not retire the arrearages or elects in the future to recommence deferral of interest, WashingtonFirst will be prohibited from declaring or making distributions on, or redeeming, purchasing, acquiring or making a liquidation payment with respect to, any of WashingtonFirst’s outstanding capital stock. If this occurs, it could have a material adverse effect its ability to achieve the objectives in its business plan.

The failure by WashingtonFirst Bank to make payments of principal and interest on its outstanding subordinated capital notes may have negative consequences, including external involvement in the board of directors of WashingtonFirst Bank or WashingtonFirst.

On June 15, 2012, WashingtonFirst Bank incurred $2.5 million in subordinated indebtedness, which bears interest at a rate of 8% per annum, payable quarterly in arrears. Principal is due and payable in full on June 14, 2021. The subordinated capital notes are expected to be treated as Tier 2 capital by bank regulatory authorities. WashingtonFirst Bank may call the subordinated capital notes, without penalty, at any time after June 15, 2015. The notes are the subordinated unsecured obligations of WashingtonFirst Bank and are not guaranteed by WashingtonFirst. For so long as the notes qualify as Tier 2 capital under applicable banking regulations, the notes will be subordinate to all deposits and general creditors of WashingtonFirst Bank. In connection with the issuance of the subordinated capital notes, WashingtonFirst issued a warrant to purchase 55,018 shares of common stock to the lender, exercisable at $11.36 per share, subject to adjustment

If WashingtonFirst Bank fails to make any payment due under the subordinated capital notes or the warrant for a period of 30 days, or the ratio of classified assets to Tier 1 capital of WashingtonFirst Bank is 40% or greater, the holder of the notes is entitled (subject to any prior required regulatory approval) to appoint an observer to attend the meetings of the boards of directors of WashingtonFirst and WashingtonFirst Bank and any board committees. If WashingtonFirst’s failure to pay such amounts extends for a period of 120 days, or the ratio of classified assets to Tier 1 capital of WashingtonFirst Bank is 70% or greater, then subject to any prior regulatory approval the holder of the notes shall be entitled to appoint one representative of the holder to the board of directors of either WashingtonFirst or WashingtonFirst Bank. Once appointed, such observer or representative shall remain on the board until the expiration of 12 months after payment of all amounts due, or the reduction of the ratio to less than 40% or 70%, as the case may be.

Risks Associated with WashingtonFirst’s Common Stock

An active liquid trading market for WashingtonFirst’s common stock may not develop and WashingtonFirst’s stock price may be volatile.

WashingtonFirst’s common stock is not traded on any national securities exchange. In connection with the merger, WashingtonFirst intends to apply to list its common stock on the NASDAQ, and such approval for listing is a condition to Alliance’s obligation to complete the merger. However, an active and liquid trading market for WashingtonFirst’s common stock may not develop or be maintained after the merger. Liquid and active trading markets usually result in less price volatility and more efficiency in carrying out investors’ purchase and sale orders. The market price of WashingtonFirst’s common stock could vary significantly as a result of a number of factors, some of which are beyond WashingtonFirst’s control. In the event of a decline in the market price of WashingtonFirst’s common stock, you could lose a substantial part or all of your investment in WashingtonFirst’s common stock. Consequently, you may not be able to sell shares of WashingtonFirst’s common stock at prices equal to or greater than the price reflected in the conversion ratio.

The following factors could affect WashingtonFirst’s stock price:

•	WashingtonFirst’s operating and financial performance;

•	quarterly variations in the rate of growth of WashingtonFirst’s financial indicators, such as net income per share, net income and revenues;

•	strategic actions by WashingtonFirst’s competitors;

•	changes in WashingtonFirst’s revenue or earnings estimates;

•	publication of reports or changes or withdrawals of research coverage by equity research analysts;

•	speculation in the press or investment community;

•	sales of WashingtonFirst’s common stock by WashingtonFirst or the perception that such sales may occur;

•	changes in accounting principles;

•	additions or departures of key management personnel;

•	actions by WashingtonFirst’s shareholders;

•	general market conditions, including fluctuations in interest rates; and

•	domestic and international economic, legal and regulatory factors unrelated to WashingtonFirst’s performance.

The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of WashingtonFirst’s common stock. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation, if instituted against WashingtonFirst, could result in very substantial costs, divert WashingtonFirst’s management’s attention and resources and harm WashingtonFirst’s business, operating results and financial condition.

Because WashingtonFirst is a relatively small company, the requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act, may strain its resources, increase its costs and distract management; and WashingtonFirst may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company with listed equity securities, WashingtonFirst will need to comply with certain laws, regulations and requirements, including corporate governance provisions of the Sarbanes-Oxley Act of 2002, or the “Sarbanes-Oxley Act,” related regulations of the SEC and the requirements of the NASDAQ, with which WashingtonFirst is not required to comply as a private company. WashingtonFirst will need to:

•

design, establish, evaluate and maintain a system of internal control over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

•

design, establish, evaluate and maintain a systems of disclosure controls and procedures to ensure the information required to be disclosed in its filings with the SEC is recorded, processed, summarized and reported in a timely manner;

•	comply with rules promulgated by the NASDAQ;

•	prepare and distribute periodic public reports in compliance with WashingtonFirst’s obligations under the federal securities laws;

•	establish new internal policies, such as those relating to disclosure controls and procedures and insider trading;

•	involve and retain to a greater degree outside counsel and accountants in the above activities; and

•	enhance its investor relations function.

Complying with these statutes, regulations and requirements will occupy a significant amount of time of WashingtonFirst’s board of directors and management and will significantly increase its costs and expenses.

Future sales of WashingtonFirst’s common stock in the public market could lower its stock price, and any additional capital raised by WashingtonFirst through the sale of equity or convertible securities may dilute your ownership in WashingtonFirst.

WashingtonFirst may sell additional shares of common stock in subsequent public offerings or otherwise issue additional shares of common stock or convertible securities. After consummation of WashingtonFirst’s capital raising activities and the merger, WashingtonFirst expects to have 6,779,602 shares of its common stock outstanding, based on the assumptions described in “Information About WashingtonFirst – Pro Forma Security Ownership.”

As soon as practicable after the merger, WashingtonFirst intends to file a registration statement with the SEC on Form S-8 providing for the registration of 956,749 shares of WashingtonFirst’s common stock issued or reserved for issuance under the WashingtonFirst 2010 Equity Compensation Plan and predecessor WashingtonFirst incentive plans. Subject to the satisfaction of vesting conditions, shares registered under WashingtonFirst’s registration statement on Form S-8 will be available for resale immediately in the public market without restriction.

WashingtonFirst cannot predict the size of future issuances of its common stock or the effect, if any, that future issuances and sales of shares of its common stock will have on the market price of its common stock. Sales of substantial amounts of WashingtonFirst’s common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices of WashingtonFirst’s common stock.

WashingtonFirst’s articles of incorporation and bylaws and Virginia law contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of WashingtonFirst’s common stock.

WashingtonFirst’s articles of incorporation authorize its board of directors to issue preferred stock without shareholder approval. If WashingtonFirst’s board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire WashingtonFirst. In addition, some provisions of WashingtonFirst’s articles of incorporation and bylaws could make it more difficult for a third party to acquire control of WashingtonFirst, even if the change of control would be beneficial to and desirable by WashingtonFirst’s shareholders, including:

•	a staggered board of directors;

•

the ability of the WashingtonFirst board of directors to issue shares of preferred stock without shareholder approval, which preferred stock could have voting, liquidation, dividend or other rights superior to those of the WashingtonFirst common stock;

•	the inability of WashingtonFirst shareholders to act without a meeting except by unanimous written consent;

•	the inability of WashingtonFirst shareholders to call special meetings;

•	limitations on affiliated transactions and control share acquisitions;

•

if a two-thirds majority of the WashingtonFirst board of directors has not approved certain transactions, such as an amendment to the WashingtonFirst articles of incorporation, merger, share exchange, sale of substantially all of the assets, or dissolution, the transaction must receive the affirmative vote of at least 80% of each voting group of WashingtonFirst shareholders entitled to vote on the transaction for the transaction to be approved; and

•	the WashingtonFirst bylaws provide that the WashingtonFirst bylaws may be amended by the WashingtonFirst board of directors.

See “Information About WashingtonFirst – Description of WashingtonFirst’s Capital Stock – Certain Provisions of WashingtonFirst’s Articles of Incorporation and Bylaws and Virginia Law Could Have an Anti- Takeover Effect.”

The concentration of WashingtonFirst’s capital stock ownership will limit your ability to influence corporate matters.

Upon completion of the merger, WashingtonFirst anticipates that its directors and executive officers as a group, Endicott and Castle Creek will initially own approximately 24.8%, 9.9% and 9.4%, respectively, of WashingtonFirst’s outstanding common stock, based on the assumptions described in “Information About WashingtonFirst – Pro Forma Security Ownership.” Consequently, each of WashingtonFirst’s board of directors, Endicott and Castle Creek will have significant influence over all matters that require approval by WashingtonFirst’s shareholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership will limit your ability to influence corporate matters, and as a result, actions may be taken that you may not view as beneficial.

WashingtonFirst’s ability to pay dividends is subject to regulatory restrictions, and it may be unable to pay future dividends.

WashingtonFirst’s ability to pay dividends is subject to regulatory, statutory and contractual restrictions and the need to maintain sufficient capital. Its only source of funds with which to pay dividends to its shareholders are dividends received from WashingtonFirst Bank, and WashingtonFirst Bank’s ability to pay dividends is limited by its own obligations to maintain sufficient capital and regulatory restrictions. If these regulatory requirements are not satisfied, WashingtonFirst will be unable to pay dividends on its common stock. WashingtonFirst has not paid common dividends in its history, and does not have plans to pay dividends to its common shareholders in the foreseeable future.

Future dividend payments and common stock repurchases are subject to certain restrictions by the terms of the Secretary of the Treasury’s equity investment in WashingtonFirst.

Under the terms of the SBLF, for so long as any preferred stock issued under the SBLF remains outstanding, WashingtonFirst is prohibited from making a dividend payment or share repurchase if, after the payment or repurchase, its Tier 1 capital would not be at least 90% of the amount existing at the time immediately after August 4, 2011, excluding any subsequent net charge-offs and partial repayments of the SBLF funding. This 90% limitation will decrease by a dollar amount equal to 10% of the SBLF funding for every 1% increase in QSBL that WashingtonFirst has achieved over the QSBL Baseline. These restrictions will no longer apply to WashingtonFirst after it has repaid the SBLF funding in full.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

101*	The following materials from WashingtonFirst Bankshares’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASHINGTONFIRST BANKSHARES, INC.

(Registrant)

December 21, 2012	/s/ Shaza Andersen.
Date	Shaza L. Andersen.
Chief Executive Officer
(Principal Executive Officer)

December 21, 2012	/s/ Matthew Johnson
Date	Matthew R. Johnson
Executive Vice President &
Chief Financial Officer
(Principal Financial and Accounting Officer)