Form 10-K
period 2012-12-31
WashingtonFirst Bankshares, Inc.
filed 2013-03-22
CIK 1476264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-35768

WASHINGTONFIRST BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	26-4480276
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11921 Freedom Drive, Suite 250, Reston, Virginia 20190

(Address of principal executive offices) (Zip Code)

(703) 840-2410

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	NASDAQ Capital Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant on that date was approximately $16.6 million, based on the average bid and asked price of $11.96 of such common equity on the OTC Bulletin Board. Aggregate market value is estimated solely for the purposes of this report and such estimate shall not be construed as an admission for the purposes of determining affiliate status.

As of March 15, 2013, the number of outstanding shares of the registrant’s voting common stock, par value $0.01 per share, was 6,225,324, and the number of outstanding shares of the registrant’s non-voting common stock, par value $0.01 per share, was 1,044,152.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Party III is incorporated by reference to certain sections in the registrant’s definitive proxy statement relating to the 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2012.

PART I

In this report, WashingtonFirst Bankshares Inc. is sometimes referred to as “WashingtonFirst,” the “Company”, “we”, “our” or “us” and these references include, WashingtonFirst’s wholly owned subsidiary, WashingtonFirst Bank, unless the context requires otherwise. In this report, WashingtonFirst Bank is sometimes referred to as the “Bank.”

Item 1.	Business

WashingtonFirst is a Virginia-based bank holding company with approximately $1.1 billion in assets, $0.9 billion in deposits and $101.6 million in shareholders’ equity as of December 31, 2012. Through its wholly owned subsidiary, WashingtonFirst Bank, a Virginia state bank, WashingtonFirst provides banking products and services, including loans to consumers and small-to-medium sized businesses. As of December 31, 2012, in addition to its corporate offices in Reston, Virginia, the Bank had 16 branch banking offices1 in Virginia, Washington, D.C. and Maryland.

General

WashingtonFirst was organized in 2009 under the laws of the Commonwealth of Virginia as a bank holding company. WashingtonFirst is the parent company of the Bank, which was organized in 2004 under the laws of Washington, D.C. In 2007, the Bank converted its charter to the Commonwealth of Virginia. The Company and the bank are headquartered in Reston, Virginia. The Bank’s primary market – the greater Washington, D.C. Metropolitan Area - is significantly affected by the federal government, and is characterized by a highly educated work force, a diverse economy and a median household income that is one of the highest in the nation.

On December 21, 2012, WashingtonFirst completed its acquisition of Alliance Bankshares Corporation (“Alliance”) and Alliance’s wholly owned bank subsidiary Alliance Bank Corporation (“Alliance Bank”). The merger had a significant impact on the Company’s 2012 operations and year-end financial condition. The acquisition nearly doubling the Company’s total assets and expanded the Bank’s presence in the Washington, D.C. metropolitan area with five additional branches to give WashingtonFirst 15 branch banking locations1: nine in Virginia, three in Washington, D.C. and three in Maryland. Many of WashingtonFirst’s services are also available online at www.wfbi.com.

WashingtonFirst’s growth strategy is to pursue both organic growth as well as acquisition opportunities within its target market area of the Washington DC Metropolitan Area. Since the Bank’s inception in 2004, the Bank (and later the Company) has completed two branch acquisitions and two whole-bank acquisitions including, most recently, the Alliance acquisition. Even in the absence of acquisitions, WashingtonFirst has experienced consistent growth in assets and profitability since its inception. WashingtonFirst expects to maintain this growth by continuing to hire and develop skilled personnel, and by developing and maintaining a sound infrastructure to support continued business growth on a safe and sound basis.

WashingtonFirst’ business strategy is to compete by providing its customers with highly qualified personal and customized service utilizing up to date technology and delivery channels. The Company’s marketing efforts are directed to prospective clients who value high quality service and who are, or have the potential to become, highly profitable. WashingtonFirst’s view of the financial services market is that community banks must be effective in providing quality, tailored services to their customers rather than competing with large national institutions on a head-to-head basis for broad-based consumer business.

Revenues are derived from interest and fees received in connection with loans, deposits and investments. Major expenses include compensation and employee benefits, interest expense on deposits and borrowings and operating expenses.

Description of Services

WashingtonFirst offers a comprehensive range of commercial banking products and services to small and medium sized businesses, not-for-profit organizations, professional service firms and individuals in the greater Washington, D.C. Metropolitan Area.

WashingtonFirst does not offer, at the present time, services that generate a significant volume of non-interest income. Many comparable banks that compete with WashingtonFirst offer mortgage origination, insurance, and/or wealth management services. WashingtonFirst continues to explore potential opportunities to enhance its non-interest income in these areas, either through acquisition or by developing the capabilities internally.

[1]

WashingtonFirst Bank and Alliance Bank each operate branch offices in the same shopping center in Reston, Virginia. These branches are scheduled to be consolidated into one branch in the second quarter of 2013. So, while the Bank currently operates a total of 16 branches, only 15 branches are expected to continue in operation going forward.

WashingtonFirst’s lending activities include commercial real estate loans, residential real estate loans, commercial and industrial loans, construction and development loans and consumer loans. Loans originated by WashingtonFirst are classified as loans held for investment.

WashingtonFirst’s lending activities are subject to lending limits imposed by federal and state law. While differing limits apply in certain circumstances based on the type of loan, WashingtonFirst’s lending limit to any one borrower on loans that are not fully secured by readily marketable or other permissible collateral generally is equal to 15 percent of WashingtonFirst’s unimpaired capital and surplus. As of December 31, 2012, WashingtonFirst’s legal lending limit was $14.7 million. WashingtonFirst has established relationships with correspondent banks to sell loan participations when loan amounts exceed WashingtonFirst’s legal lending limits or internal lending policies.

WashingtonFirst has an established credit policy that includes procedures for underwriting each type of loan and lending personnel have been assigned specific loan approval authorities based upon their experience. Loans in excess of an individual loan officer’s authority are presented to the Bank’s Executive Loan Committee, or “ELC,” for approval. The ELC meets weekly to facilitate a timely approval process for WashingtonFirst’s clients. Loans are approved based on the borrower’s capacity for credit, collateral and sources of repayment. Loans are actively monitored to detect any potential performance issues. WashingtonFirst manages its loans within the context of a risk grading system developed by management based upon extensive experience in administering loan portfolios in its market. Payment performance is carefully monitored for all loans. When loan repayment is dependent upon an operating business or investment real estate, periodic financial reports, site visits and select asset verification procedures are used to ensure that WashingtonFirst accurately rates the relative risk of its assets. Based upon criteria established by management and the Bank’s board of directors, the degree of monitoring is escalated or relaxed for any given borrower based upon WashingtonFirst’s assessment of the future repayment risk.

Employees

At December 31, 2012, WashingtonFirst had 134 employees, 130 of which were full-time employees. All of WashingtonFirst’s employees are employed by the Bank. None of WashingtonFirst’s employees is subject to a collective bargaining agreement. Management considers employee relations to be good.

Loan Portfolio

The following outlines the composition of loans held for investment.

Construction and Development Loans

Construction and development loans represented 12.2 percent of WashingtonFirst’s loan portfolio as of December 31, 2012. These loans generally fall into one of four types: first, loans to construct owner-occupied commercial buildings; second, loans to individuals that are ultimately used to acquire property and construct an owner-occupied residence; third, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and fourth, loans to developers for the purpose of acquiring land to be developed into finished lots for the ultimate construction of residential or commercial buildings. Loans of these types are generally secured by the subject property within limits established by WashingtonFirst’s board of directors based upon an assessment of market conditions and updated from time to time. The loans typically carry recourse to principal borrowers. In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk. To address this additional risk, loans of this type are subject to additional administrative procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications and time frames.

Commercial Real Estate Loans

Commercial real estate loans represented 54.2 percent of WashingtonFirst’s loan portfolio as of December 31, 2012. These loans generally fall into one of three categories: loans supporting owner-occupied commercial property; properties used by non-profit organizations such as trade associations, churches or charter schools where repayment is dependent upon the cash flow of the non-profit organizations; and loans supporting a commercial property leased to third parties for investment. Commercial real estate Loans are secured by the subject property and underwritten to policy standards. Policy standards, approved by WashingtonFirst’s board of directors from time to time, set forth, among other considerations, loan to value limits, cash flow coverage ratios, and standards governing the general creditworthiness of the obligors.

Residential Real Estate Loans

Residential real estate loans include loans secured by first or second mortgages on one-to-four family residential properties. These loans represented 16.8 percent of the loan portfolio as of December 31, 2012. Of this amount, home equity lines of credit represented 8.5 percent and first trust mortgage loans represented 8.3 percent of total loans. Home equity loans are most frequently secured by a second lien on residential property. First trust mortgage loans are loans secured by one-to-four family dwellings, where the proceeds are used to acquire or refinance the primary financing of owner-occupied and residential investment properties. Loans in these categories are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by WashingtonFirst’s management and board of directors, and includes such considerations as repayment source and capacity, collateral value, credit history, savings pattern, and stability.

Commercial and Industrial Loans

Commercial and industrial loans represented 16.5 percent of WashingtonFirst’s loan portfolio as of December 31, 2012. These loans are to businesses or individuals within the greater Washington D.C. metropolitan area for business purposes. Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business or to refinance a loan payable to another financial institution that was originally made for a similar purpose. Each loan is underwritten based upon WashingtonFirst’s assessment of the obligor’s ability to generate operating cash flow in the future necessary to repay the loan. To address the risks associated with the uncertainties of future cash flow, these loans are generally secured by assets owned by the business or its principal shareholders and the principal shareholders are typically required to guarantee the loan.

Consumer Loans

Consumer loans are loans to individuals for a stated purpose such as to finance a car or boat, to refinance debt, or to fund general working capital needs. These loans are generally extended in a single disbursement and repaid over a specified period of time. Consumer loans made up 0.3 percent of the loan portfolio as of December 31, 2012. Most loans are well secured with assets other than real estate, such as marketable securities or automobiles. In general, management discourages unsecured lending. Loans in this category are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by WashingtonFirst’s management and board of directors, and includes such considerations as repayment source and capacity, collateral value, credit history, savings pattern, and stability.

Deposits

Deposits are the primary source of funding for WashingtonFirst’s lending activity. Deposit services include business and personal checking, NOW accounts, tiered savings and money market and time deposit accounts with varying maturity structures and customer options. A complete individual retirement account program is also available.

Other services include cash management services such as electronic banking, sweep accounts, lockbox and account reconciliation services, merchant card depository, safe deposit boxes and automated clearing house origination. After hour depository and ATM services are also available.

Regulation

Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, the growth and earnings performance of the Company and the Bank can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities including, but not limited to, the Virginia Bureau of Financial Institutions, the Federal Reserve, the Federal Deposit Insurance Corporation (“FDIC”), U.S Treasury and federal and state taxing authorities. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business activities, investments, reserves against deposits, capital levels, transactions with affiliates, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations, and dividends. The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s deposit insurance fund, depositors and the banking system as a whole, rather than the creditors or shareholders of the Company and the Bank.

The following description summarizes some of the laws to which the Company and the Bank are subject. References herein to applicable statutes and regulations are brief summaries thereof, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business of the Company and the Bank.

Regulation – WashingtonFirst Bankshares, Inc.

The Company is a bank holding company registered under the BHC Act and subject to supervision, regulation and examination by the Federal Reserve. The BHC Act and other Federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. The Company is also registered in Virginia with the Virginia Bureau of Financial Institutions under the financial institution holding company laws of Virginia and is subject to regulation and supervision by the Virginia Bureau of Financial Institutions.

Scope of Permissible Activities. Generally, the Company is prohibited, with certain limited exceptions, from acquiring a direct or indirect interest in or control of more than 5.0 percent of the voting shares of any company which is not a bank or financial or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks, except the Company may engage in and may own shares of companies engaged in certain activities found by the Federal Reserve to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. In approving acquisitions by bank holding companies of companies engaged in banking- related activities or the addition of activities, the Federal Reserve considers a number of factors and weighs the expected benefits to the public (such as greater convenience, increased competition, or gains in efficiency) against the risks of possible adverse effects (such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices).

The Graham Leach Bliley Act, or “GLB Act,” amended the BHC Act and eliminated the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers. The GLB Act permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The GLB Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve has determined to be closely related to banking. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve.

Presently, the Company has no plans to become a financial holding company. The Company does not expect the GLB Act to materially affect the Company’s products, services, operations or other business activities. To the extent that it allows banks, securities firms and insurance firms to affiliate, the financial services industry may experience further consolidation. The GLB Act may have the result of increasing competition that the Company faces from larger institutions and other companies offering financial products and services, many of which may have substantially greater financial resources than the Company.

Safe and Sound Banking Practices. Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The Federal Reserve’s Regulation Y, for example, generally requires a holding company to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10.0 percent or more of its consolidated net worth. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. Depending upon the circumstances, the Federal Reserve could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

The Federal Reserve has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations, and can assess civil money penalties for violation of laws, regulations or orders, for participation in an unsafe or unsound practice or breach of fiduciary duty.

Regulatory Restrictions on Dividends; Source of Strength. The Company is regarded as a legal entity separate and distinct from the Bank. The principal source of the Company’s revenue is dividends received from the Bank. As described in more detail below, both state and federal law place limitations on the amount that banks may pay in dividends, which the Bank must adhere to when paying dividends to the Company. It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of income earned over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not pay cash dividends at levels that undermine the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. Given the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy in relation to the organization’s overall asset quality, level of current and prospective earnings and level, composition and quality of capital. The guidance provides that the Company inform and consult with the Federal Reserve Board prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in an adverse change to the Company’s capital structure. See Part II, Item 5., “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities-Dividend Policy.”

Virginia state law also restricts dividends to shareholders of the Company. WashingtonFirst’s shareholders are entitled to receive dividends if, as and when declared by WashingtonFirst’s Board of Directors in accordance with Section 13.1-653 of the Code of Virginia. Generally, dividends may be paid out of surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

Under Federal Reserve policy, a bank holding company has historically been required to act as a source of financial strength to each of its banking subsidiaries. The Dodd-Frank Wall Street Reform and Consumer Protection Act, or “Dodd-Frank Act,” codifies this policy as a statutory requirement. Under this provision, WashingtonFirst is required to commit resources to support the Bank, and this obligation may arise at times when WashingtonFirst may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. As discussed below, a bank holding company, in certain circumstances, could be required to guarantee the capital plan of an undercapitalized banking subsidiary.

In the event of a bank holding company’s bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the trustee will be deemed to have assumed and will be required to cure immediately any deficit under any commitment by the debtor holding company to any of the federal banking agencies to maintain the capital of the insured depository institution. Any claim for breach of such obligation will generally have priority over most other unsecured claims.

Anti-Tying Restrictions. Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other nonbanking services offered by a holding company or its affiliates.

Capital Adequacy Requirements. The Federal Reserve has adopted a system using risk-based capital guidelines under a two-tier capital framework to evaluate the capital adequacy of bank holding companies. Tier 1 capital generally consists of common shareholders’ equity, retained earnings, a limited amount of qualifying perpetual preferred stock, qualifying trust preferred securities and non-controlling interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangibles. Tier 2 capital generally consists of certain hybrid capital instruments and perpetual debt, mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock, loan loss allowance, and unrealized holding gains on certain equity securities.

Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0 percent (of which at least 4.0 percent is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2012 WashingtonFirst’s ratio of Tier 1 capital to total risk-weighted assets was 12.65 percent and its ratio of total capital to total risk-weighted assets was 13.67 percent.

In addition to the risk-based capital guidelines, the Federal Reserve uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0 percent, but other bank holding companies are required to maintain a leverage ratio of at least 4.0 percent. As of December 31, 2012 WashingtonFirst’s leverage ratio was 16.39 percent.

The federal banking agencies’ risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

As a bank holding company, the regulatory capital requirements of the Federal Reserve became applicable to WashingtonFirst when the total consolidated assets equaled $500.0 million or more. The Bank, as described below, is subject to the capital requirements of the FDIC.

Proposed Revisions to Capital Adequacy Requirements. The Dodd-Frank Act required the Federal Reserve, the Office of the Comptroller of the Currency, or “OCC,” and the FDIC to adopt certain capital standards based on the capital accords of the Basel Committee on Banking Supervision, or the “Basel Committee.” On December 16, 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, or “Basel III.” Basel III, when implemented by the U.S. banking agencies and fully phased in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. In December 2011, the Federal Reserve indicated that to comply with the requirements of the Dodd-Frank Act, it intended to implement many of the Basel III requirements, including those addressing risk-based capital and leverage requirements, liquidity requirements, stress tests, single- counterparty credit limits and early remediation requirements.

In June 2012, the Federal Reserve, the FDIC and the OCC issued several notices of proposed rulemakings to implement Basel III requirements as well as certain other regulatory capital and other requirements under the Dodd-Frank Act. The proposals apply to all insured depository institutions and bank holding companies with consolidated assets over $500.0 million, such as WashingtonFirst. In broad terms, the proposed regulations would increase the required quality and quantity of the capital base, reduce the range of instruments that count as capital and increase the risk-weighted asset assessment for certain types of activities. The banking agencies are evaluating the comments received from the comment period that closed October 2012 but it is likely that WashingtonFirst and the Bank will be obligated to maintain higher capital ratios as the new regulatory standards are phased in.

Imposition of Liability for Undercapitalized Subsidiaries. Bank regulators are required to take “prompt corrective action” to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy.

The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5 percent of the institution’s assets at the time it became undercapitalized or the amount necessary to cause the institution to be adequately capitalized. The bank regulators have greater power in situations where an institution becomes significantly or critically undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.

Acquisitions by Bank Holding Companies. The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5 percent of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned the convenience and needs of the communities to be served, and various competitive factors. Acquisitions by Virginia bank holding companies are also subject to the provisions of Virginia law.

Control Acquisitions. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. Any entity is required to obtain the approval of the Federal Reserve under the BHC Act before acquiring 25 percent (5 percent in the case of an acquirer that is a bank holding company) or more of a bank holding company’s or bank’s voting securities, or otherwise obtaining control or a controlling influence over the company or bank. Under a rebuttable presumption established by the regulations of the Federal Reserve, the acquisition of 10 percent or more of a class of voting stock of a bank holding company, would, under the circumstances set forth in the presumption, constitute acquisition of control of a bank holding company. The statute and regulations set forth standards and certain presumptions concerning acquisition of control. Acquisitions of control are also subject to regulation by Virginia law.

In most circumstances, an entity that owns 25 percent or more of the total equity of a banking organization owns enough of the capital resources to have a controlling influence over such banking organization for purposes of the BHC Act. On September 22, 2008, the Federal Reserve issued a policy statement on equity investments in banks and bank holding companies. The key statutory limit restricting a non-controlling investor to 24.9 percent of voting securities for purposes of the BHC Act remains, but the policy statement loosens some restrictions on entities within this limit. The provisions of the policy statement generally allow the Federal Reserve to be able to conclude that an entity is not “controlling” if it does not own in excess of 15 percent of the voting power and 33 percent of the total equity of the bank holding company or bank. Depending on the nature of the overall investment and the capital structure of the banking organization, based on the policy statement the Federal Reserve will permit non-controlling investments in the form of voting and nonvoting shares that represent in the aggregate (i) less than one-third of the total equity of the banking organization (and less than one-third of any class of voting securities, assuming conversion of all convertible nonvoting securities held by the entity) and (ii) less than 15 percent of any class of voting securities of the organization.

Regulation of the Bank

As a Virginia state non-member bank, the Bank is principally supervised, examined and regulated by the Virginia Bureau of Financial Institutions. The Bank is not a member of the Federal Reserve. Because the Bank’s deposits are insured by the FDIC, it is also subject to regulation pursuant to the Federal Reserve Act and Federal Deposit Insurance Act, or “FDIA.” The aspects of its business which are regulated under federal law include security requirements, reserve requirements, investments, transactions with affiliates, amounts it may lend to certain borrowers, business activities in which it may engage and minimum capital requirements. It is also subject to applicable provisions of Virginia law insofar as they do not conflict with and are not preempted by federal law, including laws relating to usury, various consumer and commercial loans and the operation of branch offices. Such supervision and regulation is intended primarily for the protection of depositors, the deposit insurance funds of the FDIC and the banking system as a whole, and not for the protection of WashingtonFirst’s shareholders or creditors. The following references to applicable statutes and regulations are brief summaries which do not purport to be complete and which are qualified in their entirety by references to such statutes and regulations.

Equivalence to National Bank Powers. To the extent that the Virginia laws and regulations may have allowed state-chartered banks to engage in a broader range of activities than national banks, the Federal Deposit Insurance Corporation Improvement Act of 1991, or “FDICIA,” has operated to limit this authority. The FDICIA provides that no state bank or subsidiary thereof may engage as principal in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the insurance fund. In general, statutory restrictions on the activities of banks are aimed at protecting the safety and soundness of depository institutions.

Branching. Virginia law provides that a Virginia-chartered bank can establish a branch anywhere in Virginia provided that the branch is approved in advance by the Virginia Bureau of Financial Institutions. The branch must also be approved by the FDIC. Approval is based on a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers. The Dodd-Frank Act permits insured state banks to engage in de novo interstate branching if the laws of the state where the new branch is to be established would permit the establishment of the branch if it were chartered by such state. Currently, the Bank operates branch offices in Virginia, Maryland and Washington, D.C.

Restrictions on Transactions with Affiliates and Insiders. Transactions between the Bank and its nonbanking affiliates, including WashingtonFirst and any of its future nonbanking subsidiaries, are subject to Section 23A of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by, or is under common control with that bank. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of WashingtonFirst or its subsidiaries. The Dodd-Frank Act significantly expanded the coverage and scope of the limitations on affiliate transactions within a banking organization. The changes were originally to take effect in July 2012, but because the federal regulatory agencies have not issued rules to implement the new restrictions, some additional time to apply is expected.

Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons. The Federal Reserve has also issued Regulation W, which codifies prior pronouncements under Sections 23A and 23B of the Federal Reserve Act and interpretive guidance with respect to affiliate transactions.

The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to in this section as “insiders”) contained in the Federal Reserve Act and Regulation O apply to all insured depository institutions and their subsidiaries. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions. The Dodd-Frank Act adds new requirements to bank transactions with insiders by requiring that credit exposure to derivatives and certain other transactions be treated as loans for the insider loan and general lending limits. These rules are expected to be implemented on July 1, 2013.

Restrictions on Distribution of Subsidiary Bank Dividends and Assets. The Bank’s payment of dividends is subject to certain restrictions imposed by federal and state banking laws, regulations and authorities. Dividends paid by the Bank have provided a substantial part of WashingtonFirst’s operating funds and for the foreseeable future it is anticipated that dividends paid by the Bank to WashingtonFirst will continue to be WashingtonFirst’s principal source of operating funds. The Bank’s ability to pay dividends is subject to the restrictions previously described for WashingtonFirst. In addition, capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. Under federal law, the Bank cannot pay a dividend if, after paying the dividend, the Bank will be “undercapitalized.” The FDIC may declare a dividend payment to be unsafe and unsound even though the Bank would continue to meet its capital requirements after the dividend.

Because WashingtonFirst is a legal entity separate and distinct from its subsidiaries, its right to participate in the distribution of assets of any subsidiary upon the subsidiary’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors. In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, including any depository institution holding company (such as WashingtonFirst) or any shareholder or creditor thereof.

Examinations. The FDIC periodically examines and evaluates insured banks. These examinations review areas such as capital adequacy, reserves, loan portfolio quality and management, consumer and other compliance issues, investments and management practices. Based upon such an evaluation, the FDIC may revalue the assets of the institution and require that it establish specific reserves to compensate for the difference between the FDIC-determined value and the book value of such assets. The Virginia Bureau of Financial Institutions also conducts examinations of state banks but may accept the results of a federal examination in lieu of conducting an independent examination. In addition, the FDIC and the Virginia Bureau of Financial Institutions may elect to conduct a joint examination.

In addition to these regular exams, an insured bank is required to furnish quarterly and annual reports to the FDIC. The FDIC, as well as the Virginia Bureau of Financial Institutions, may exercise cease and desist or other supervisory powers over an insured bank if its actions represent unsafe or unsound practices or violations of law. Further, any proposed addition of any individual to the board of directors of the Bank or the employment of any individual as a senior executive officer of the Bank, or the change in responsibility of such an officer, will be subject to 90 days prior written notice to the FDIC if the Bank is not in compliance with the applicable minimum capital requirements, is otherwise a troubled institution or the FDIC determines that such prior notice is appropriate for the Bank. The FDIC then has the opportunity to disapprove any such appointment.

Audit Reports. Insured institutions with total assets of $500.0 million or more must submit annual audit reports prepared by independent auditors to federal and state regulators. In some instances, the audit report of the institution’s holding company can be used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements and reports of enforcement actions. For institutions with total assets of $1.0 billion or more, financial statements prepared in accordance with generally accepted accounting principles, management’s certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the FDIC, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted. For institutions with total assets of more than $3.0 billion, independent auditors may be required to review quarterly financial statements. FDICIA requires that independent audit committees be formed, consisting of outside directors only. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large customers.

Change in Control. The Change in Bank Control Act and regulations promulgated by the FDIC require that, depending on the particular circumstances, notice must be furnished to the FDIC and not disapproved prior to any person or group or persons acquiring “control” of an insured bank, subject to exemptions for certain transactions. Control is conclusively presumed to exist if a person acquires the power to vote, directly or indirectly, 25 percent or more of any class of voting securities of the bank. In addition, the term includes the power to direct the management and policies of the bank. Control is rebuttably presumed to exist if a person acquires 10 percent or more but less than 25 percent of any class of voting securities and either the bank has registered securities under Section 12 of the Exchange Act, or no other person will own a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenge of the rebuttable control presumption. Acquisitions of control are also subject to the provisions of Virginia law.

Capital Adequacy Requirements. Similar to the Federal Reserve’s requirements for bank holding companies, the FDIC has adopted regulations establishing minimum requirements for the capital adequacy of insured banks. The FDIC may establish higher minimum capital ratios if deemed appropriate by the FDIC, in its discretion, in light of the circumstances of a particular bank.

The FDIC’s regulations require insured banks to have and maintain a “Tier 1 risk-based capital” ratio of at least 4.0 percent and a “total risk-based capital” ratio of at least 8.0 percent of total risk-adjusted assets. “Tier 1 capital” generally includes common shareholders’ equity and qualifying perpetual preferred stock together with related surpluses and retained earnings, less deductions for goodwill and various other intangibles. “Tier 2 capital” may consist of a limited amount of intermediate-term preferred stock, a limited amount of term subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock not qualifying as Tier 1 capital, and a limited amount of the general valuation allowance for loan losses. Total risk-based capital represents the sum of Tier 1 capital and Tier 2 capital, as those terms are defined in the regulations. As of December 31, 2012 the Bank’s ratio of Tier 1 capital to total risk-weighted assets was 11.61 percent and its ratio of total capital to total risk weighted assets was 12.40 percent.

The FDIC also requires insured banks to meet a minimum “leverage ratio” of Tier 1 capital to total assets of not less than 3.0 percent for a bank that is not anticipating or experiencing significant growth and is highly rated (i.e., has a composite rating of 1 on a scale of 1 to 5). Banks that the FDIC determines are anticipating or experiencing significant growth or that are not highly rated must meet a minimum leverage ratio of 4.0 percent. As of December 31, 2012, the Bank’s ratio of Tier 1 capital to average total assets (leverage ratio) was 14.32 percent.

Corrective Measures for Capital Deficiencies. Federal bank regulators are required to take prompt corrective action with regard to capital deficient institutions. These rules also effectively impose capital requirements on insured banks, by subjecting banks with less capital to increasingly stringent supervisory actions. For purposes of the prompt corrective action regulations, a bank is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0 percent; a Tier 1 risk-based capital ratio of less than 4.0 percent; or a leverage ratio of less than 4.0 percent (or less than 3.0 percent if the bank has received a composite rating of 1 in its most recent examination report and is not experiencing significant growth). A bank is “adequately capitalized” if it has a total risk-based capital ratio of 8.0 percent or higher; a Tier 1 risk-based capital ratio of 4.0 percent or higher; a leverage ratio of 4.0 percent or higher (3.0 percent or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a “well capitalized” bank. A bank is “well capitalized” if it has a total risk-based capital ratio of 10.0 percent or higher; a Tier 1 risk-based capital ratio of 6.0 percent or higher; a leverage ratio of 5.0 percent or higher; and is not subject to any written requirement to meet and maintain any higher capital level(s). Based on the most recent notification from the FDIC, the Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations.

In addition to requiring undercapitalized institutions to submit a capital restoration plan, agency regulations contain broad restrictions on certain activities of undercapitalized, institutions including asset growth, acquisitions, branch establishment and expansion into new lines of business. Under the provisions of FDICIA and the prompt corrective action regulations, an “undercapitalized” bank is also subject to a limit on the interest it may pay on deposits and cannot make any capital distribution, including paying a dividend (with some exceptions), or pay any management fee (other than compensation to an individual in his or her capacity as an officer or employee of the bank). An undercapitalized bank may also be subject to other, discretionary, regulatory actions. Additional mandatory and discretionary regulatory actions apply to “significantly undercapitalized” and “critically undercapitalized” banks. Failure of a bank to maintain the required capital could result in such bank being declared insolvent and closed.

As an institution’s capital decreases, the sanctions available to the FDIC become more severe. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management and other restrictions. The FDIC has only very limited discretion in dealing with a critically undercapitalized institution and is virtually required to appoint a receiver or conservator. Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

Proposed rules issued by the FDIC in June 2012 would revise the prompt corrective action requirements as of January 15, 2015 to reflect the proposed changes to the definitions of capital and revised regulatory minimum capital ratios. As such, the proposals would set a slightly higher standard for banks to be considered well capitalized than is currently required under the current framework.

Deposit Insurance Assessments. The Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund, or “DIF,” to the extent provided by law, and the Bank must pay assessments to the FDIC for such deposit insurance protection. The FDIC maintains the DIF by designating a required reserve ratio. If the reserve ratio falls below the designated level, the FDIC must adopt a restoration plan that provides that the DIF will return to an acceptable level generally within five years. The designated reserve ratio is currently set at 2.0 percent. The FDIC has the discretion to price deposit insurance according to the risk for all insured institutions regardless of the level of the reserve ratio.

The DIF reserve ratio is maintained by assessing depository institutions an insurance premium based upon statutory factors. Under its current regulations, the FDIC imposes assessments for deposit insurance according to a depository institution’s ranking in one of four risk categories based upon supervisory and capital evaluations. The assessment rate for an individual institution is determined according to a formula based on a combination of weighted average CAMELS component ratings, financial ratios and, for institutions that have long-term debt ratings, the average ratings of its long-term debt.

In November 2009, the FDIC adopted a rule that required all insured institutions with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The assessment, which totaled $1.6 million for the Bank, was calculated by taking the institution’s actual September 30, 2009 assessment base and adjusting it quarterly by an estimated 5 percent annual growth rate through the end of 2012. Each institution recorded the entire amount of its prepaid assessment as a prepaid expense, an asset on its balance sheet, as of December 30, 2009. As of December 31, 2009, and each quarter thereafter, each institution records an expense, or a charge to earnings, for its quarterly assessment invoiced on its quarterly statement and an offsetting credit to the prepaid assessment until the asset is exhausted. With the acquisition of Alliance, prepaid assessments increased from $0.7 million as of December 31, 2011 to $2.5 million as of December 31, 2012, primarily related to the acquisition. Prepaid assessments are included in other assets in the accompanying consolidated balance sheet.

On February 7, 2011, the FDIC approved a final rule that amended its existing DIF restoration plan and implemented certain provisions of the Dodd-Frank Act. Since taking effect on April 1, 2011, the assessment base has been determined using average consolidated total assets minus average tangible equity rather than using adjusted domestic deposits. Since the change resulted in a much larger assessment base, the final rule also lowered the assessment rates in order to keep the total amount collected from financial institutions relatively unchanged from the amounts being collected before the provisions took effect. The current assessment rates, calculated on the revised assessment base, generally range from 2.5 to 9 basis points for Risk Category I institutions, 9 to 24 basis points for Risk Category II institutions, 18 to 33 basis points for Risk Category III institutions, and 30 to 45 basis points for Risk Category IV institutions. For large institutions (generally those with total assets of $10 billion or more), which does not include the Bank, the initial base assessment rate range from 5 to 35 basis points on an annualized basis. After the effect of potential base-rate adjustments, the total base assessment rate could range from 2.5 to 45 basis points on an annualized basis. Assessment rates for large institutions are calculated using a scorecard that combines CAMELS ratings and certain forward-looking financial measures to assess the risk a large institution poses to the DIF.

Enforcement Powers. The FDIC and the other federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements could subject WashingtonFirst or the Bank, as well as officers, directors and other institution-affiliated parties of these organizations, to administrative sanctions and potentially substantial civil money penalties. In addition to the grounds discussed above under “–Corrective Measures for Capital Deficiencies,” the appropriate federal banking agency may appoint the FDIC (or the FDIC may appoint itself, under certain circumstances) as conservator or receiver for a banking institution if any one or more of a number of circumstances exist, including, without limitation, the fact that the banking institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized, fails to become adequately capitalized when required to do so, fails to submit a timely and acceptable capital restoration plan or materially fails to implement an accepted capital restoration plan. The Virginia Bureau of Financial Institutions also has broad enforcement powers over the Bank, including the power to impose orders, remove officers and directors, impose fines and appoint supervisors and conservators.

Brokered Deposit Restrictions. Adequately capitalized institutions cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on any deposits. Undercapitalized institutions may not accept, renew, or roll over brokered deposits. As previously noted, the Bank is categorized as “well capitalized.”

Cross-Guarantee Provisions. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 contains a cross-guarantee provision, which generally makes commonly controlled insured depository institutions liable to the FDIC for any losses incurred in connection with the failure of a commonly controlled depository institution.

Concentrated Commercial Real Estate Lending Regulations. The federal banking agencies, including the FDIC, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100 percent or more of total capital, or (ii) total reported loans secured by multifamily and non-farm residential properties and loans for construction, land development, and other land represent 300 percent or more of total capital and the bank’s commercial real estate loan portfolio has increased 50 percent or more during the prior 36 months. Owner occupied loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address the following key elements: board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. WashingtonFirst recognizes that it has a high concentration of real estate loans and has implemented heightened risk management practices to monitor and control its exposure.

Community Reinvestment Act. The Community Reinvestment Act of 1977, or “CRA,” and the corresponding regulations are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to acquire the assets and assume the liabilities of another bank. Federal banking agencies are required to make public a rating of a bank’s performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. At December 31, 2012, the Bank had a satisfactory CRA rating.

Consumer Laws and Regulations. In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act and the Fair Housing Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

Anti-Money Laundering and Anti-Terrorism Legislation. A major focus of governmental policy on financial institutions in recent years has been combating money laundering and terrorist financing. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the “USA Patriot Act,” substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued and, in some cases, a number of proposed regulations that apply various requirements of the USA Patriot Act to financial institutions. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Certain of those regulations impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution. The USA Patriot Act requires financial institutions to prohibit correspondent accounts with foreign shell banks, establish an anti-money laundering program that includes employee training and an independent audit, follow minimum standards for identifying customers and maintaining records of the identification information and make regular comparisons of customers against agency lists of suspected terrorists, their organizations and money launderers. The potential impact of the USA Patriot Act on financial institutions of all kinds is significant and wide ranging.

Office of Foreign Assets Control Regulation. The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control, or “OFAC.” The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

Privacy. WashingtonFirst and its subsidiaries are subject to numerous privacy-related laws and their implementing regulations. For example, the GLB Act imposed requirements on financial institutions with respect to customer privacy. The GLB Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, are required to comply with state law if it is more protective of customer privacy than the GLB Act.

Legislative Initiatives

In light of current conditions and the market outlook for continuing weak economic conditions, regulators have increased their focus on the regulation of financial institutions. A number of government initiatives, including those described below, designed to respond to the current conditions have been introduced over the past several years and have substantially intensified the regulation of financial institutions. From time to time, various legislative and regulatory initiatives may be introduced in Congress and state legislatures and may change banking statutes and the operating environment of WashingtonFirst and the Bank in substantial and unpredictable ways. WashingtonFirst cannot determine the ultimate effect that any potential legislation, if enacted, or implementing regulations with respect thereto, would have, upon the financial condition or results of operations of WashingtonFirst or the Bank. A change in statutes, regulations or regulatory policies applicable to WashingtonFirst or the Bank could have a material effect on the financial condition, results of operations or business of WashingtonFirst and the Bank.

Dodd-Frank Act. In July 2010, the Dodd-Frank Act regulatory reform legislation became law However, many aspects of the Dodd–Frank Act are subject to further rulemaking and will take effect over several years, making it difficult for WashingtonFirst to anticipate the overall financial impact to it or across the industry. This new law broadly affects the financial services industry by implementing changes to the financial regulatory landscape aimed at strengthening the sound operation of the financial services sector, including provisions that, among other things, will:

•

Create a new agency, the Consumer Financial Protection Bureau, or “CFPB”, to consolidate consumer financial protection authority in one department, responsible for implementing, examining and enforcing compliance with federal consumer financial laws;

•	Apply the same leverage and risk–based capital requirements that apply to insured depository institutions to most bank holding companies;

•	Broaden the base for FDIC insurance assessments from the amount of insured deposits to average total consolidated assets less average tangible equity during the assessment period;

•

Permanently require FDIC deposit insurance on deposits up to $250,000 and provide unlimited FDIC deposit insurance on noninterest bearing demand transaction accounts without regarding to amount beginning December 31, 2010 until January 1, 2013 at all insured depository institutions;

•

Permit banks to engage in de novo interstate branching if the laws of the state where the new branch is to be established would permit the establishment of the branch if it were chartered by such state;

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•	Eliminate the ceiling on the size of the DIF and increase the floor on the size of the DIF;

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions; and

•	Increase the authority of the Federal Reserve to examine WashingtonFirst and any non-bank subsidiaries.

WashingtonFirst is not subject to regulation by the CFPB, as it has supervisory authority over depository institutions with total assets of $10.0 billion or greater. Nevertheless, it is unclear whether the CFPB’s focus on consumer regulation and the risks posed by financial products will ultimately impact institutions such as WashingtonFirst.

WashingtonFirst’s management continues to review and assess the provisions of the Dodd–Frank Act and assessing its probable impact on its business, financial condition, and results of operations. Provisions in the legislation that affect deposit insurance assessments and payment of interest on demand deposits could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions in the legislation and recently proposed regulations that limit the Tier 1 capital treatment of trust preferred securities could prevent WashingtonFirst from counting as Tier 1 capital the Alliance trust preferred securities assumed by WashingtonFirst in the acquisition of Alliance. If such were to occur, WashingtonFirst may have to seek other sources of capital in the future. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on WashingtonFirst, its customers or the financial industry more generally.

Incentive Compensation. In June 2010, the Federal Reserve, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation programs of financial institutions do not undermine the safety and soundness of banking organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk- taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Also, on April 14, 2011, the FDIC published a proposed interagency rule to implement certain incentive compensation requirements of the Dodd-Frank Act. Under the proposed rule, financial institutions must prohibit incentive-based compensation arrangements that encourage inappropriate risk taking that are deemed excessive or that may lead to material losses.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as WashingtonFirst, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

U.S. Treasury Small Business Lending Fund. Enacted into law as part of the Small Business Jobs Act of 2010, the Small Business Loan Fund, or “SBLF,” was created to be a dedicated investment fund that provided capital to qualified community banks and bank holding companies to encourage lending to small businesses. The program is voluntary and allowed eligible institutions to apply for the purchase by the U.S. Treasury of senior non-cumulative perpetual preferred stock in an aggregate amount based on a participant’s consolidated risk-weighted assets at the measurement date.

The rate of dividends is determined based on increases or decreases in lending compared to a “baseline” established for each institution at the time of the investment. Dividend rates are adjusted quarterly during the first nine quarters of the investment and may vary between 1.0 percent and 5.0 percent depending on the lending increase or decrease compared to the baseline. The rate in effect at the beginning of the tenth full quarter after the investment date will be payable until the expiration of the 4.5 year period beginning on the investment date. However, if the institution has not experienced an increase, or has experienced a decline in its small business lending at the beginning of the tenth quarter after the investment, then that institution’s dividend rate will increase to 7.0 percent. Further, the potential dividend rate reduction in any period is limited, such that the reduction will not apply to any Series D Preferred Stock proceeds that exceed the dollar amount of the increase in qualified small business lending for that period as compared to the baseline. To encourage timely repayment, the dividend rate for the SBLF investment increases to 9.0 percent for all participating institutions four and a half years after the initial investment.

WashingtonFirst elected to participate in the SBLF, and on August 4, 2011, WashingtonFirst issued and sold to the U.S. Treasury 17,796 shares of Series D Preferred Stock for an aggregate purchase price of $17.8 million in cash. As required by the terms of the SBLF, WashingtonFirst applied $13.8 million of the funding to repay Treasury’s 2009 investment in WashingtonFirst under the Capital Purchase Program. Ninety percent of the remaining funds were transferred to the Bank. WashingtonFirst’s dividend rate initially was determined to be one percent and has continued at that rate for successive quarters. In addition, if WashingtonFirst’s qualified small business lending is not above the baseline at the end of the ninth dividend period, because of participation in the Capital Purchase Program, WashingtonFirst must also pay a lending incentive fee of 2.0 percent per annum (payable quarterly), calculated based on the liquidation value of the outstanding Series D Preferred Stock as of the end of that quarter, beginning with dividend payment dates on or after the fifth anniversary of the Capital Purchase Program investment and ending 4.5 years after the investment date in the Series D Preferred Stock.

Participation in the SBLF subjects WashingtonFirst to various obligations, including certification obligations to the U.S. Treasury, access by governmental authorities to WashingtonFirst’s books and records and restrictions on WashingtonFirst’s ability to pay dividends. In addition, the U.S. Treasury is entitled to appoint an observer to the WashingtonFirst board of directors, if it fails to pay dividends on the Series D Preferred Stock in accordance with its terms.

Monetary Policy

The policies of regulatory authorities, including the monetary policy of the Federal Reserve, have a significant effect on the operating results of banks and bank holding companies. Among the means available to the Federal Reserve to regulate the supply of bank credit are open market purchases and sales of U.S. government securities, changes in the discount rate on borrowings from the Federal Reserve System and changes in reserve requirements with respect to deposits. These activities are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits on a national basis, and their use may affect interest rates charged on loans or paid for deposits.

Federal Reserve monetary policies and the fiscal policies of the federal government have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. WashingtonFirst cannot predict the nature of future monetary and fiscal policies and the effect of such policies on the future business and earnings of WashingtonFirst or its subsidiaries.

Competition

WashingtonFirst competes with virtually all banks and non-bank financial institutions (e.g., savings and loan associations, credit unions, industrial loan associations, insurance companies, small loan companies, finance companies, mortgage companies, real estate investment trusts, certain governmental agencies, credit card organizations, and equipment suppliers) that offer services in its market area. Much of this competition comes from large financial institutions headquartered outside the region, each of which has greater financial and other resources than WashingtonFirst and is able to conduct large advertising campaigns and offer incentives. To attract business in this competitive environment, WashingtonFirst relies on personal contact by its officers and directors, local promotional activities, and the ability to provide personally tailored services to small businesses and professionals.

Legal Proceedings

In the ordinary course of business, WashingtonFirst becomes involved in routine legal proceedings from time to time. Management of WashingtonFirst believes that there are no pending or threatened legal proceedings that upon resolution would have a material adverse effect on WashingtonFirst.

Internet Access to Corporate Documents

Information about WashingtonFirst can be found on its website at www.wfbi.com. WashingtonFirst posts its annual reports, quarterly reports, current reports, definitive proxy materials and any amendments to those reports under “Investor Relations” in the “About Us” section of the website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. All such filings are available free of charge.

The information available on WashingtonFirst’s website is not part of this Annual Report on Form 10-K or any other report filed by WashingtonFirst with the SEC.

Item 1A.	Risk Factors

Risks Associated With WashingtonFirst’s Business

Combining WashingtonFirst and Alliance may be more difficult, costly or time-consuming than expected.

On December 21, 2012, WashingtonFirst consummated a merger with Alliance. Until the closing, WashingtonFirst and Alliance operated independently. Subsequent to the closing, WashingtonFirst has initiated the process of integrating the two businesses. It is possible that the integration process could result in the loss of key employees, disruption of the ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect WashingtonFirst’s ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the merger. As with any merger of banking institutions, there also may be business disruptions that cause WashingtonFirst to lose customers or cause customers to move their deposits. WashingtonFirst will incur substantial expenses in integrating the two businesses. Although WashingtonFirst believes that the elimination of duplicate costs, as well as the realization of other efficiencies related to the integration of the businesses of WashingtonFirst and Alliance will offset incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

The success of WashingtonFirst following the merger is dependent in large part on WashingtonFirst’s ability to integrate the two businesses, business models and cultures. If WashingtonFirst is not able to integrate the operations of Washington First and Alliance successfully and timely, the expected benefits of the merger may not be realized.

WashingtonFirst may fail to realize the cost savings estimated for the merger.

Although WashingtonFirst believes that it will realize cost savings from the merger when integration is complete, it is possible that the amount of cost savings could be less than anticipated. For example, the combined purchasing power of WashingtonFirst and Alliance may not be as strong as expected, and therefore the cost savings could be less than expected. In addition, future business developments may require WashingtonFirst to continue to operate or maintain some facilities or support functions that are currently expected to be combined or reduced. The cost savings estimates also depend on WashingtonFirst’s ability to combine the businesses of WashingtonFirst and Alliance in a manner that permits those costs savings to be realized. If WashingtonFirst is not able to combine the two companies successfully, the anticipated cost savings may not be fully realized or realized at all, or may take longer to realize than expected.

Results of operation after the merger may differ materially from the results of operation anticipated at the time of the merger.

The results of operations of WashingtonFirst after the merger with Alliance may be materially different from those anticipated at the time of the merger. The actual costs of the merger and the integration of the companies could exceed amounts anticipated at the time of the merger. In addition, these charges may decrease capital of the combined company that could be used for profitable, income earning investments in the future.

The integration of the Alliance business may divert the attention of management of WashingtonFirst from its other responsibilities.

The need to integrate the businesses of Alliance and WashingtonFirst will cause the management of WashingtonFirst to focus a portion of its time and energies on such matters that otherwise would be directed to the business and operations of WashingtonFirst. Any such diversion of management’s attention, if significant, could affect WashingtonFirst’s ability to service existing business and to develop new business and could adversely affect the business and earnings of WashingtonFirst.

WashingtonFirst may not be able to manage future growth and competition in the greater Washington, D.C. metropolitan area.

The merger with Alliance will result in a significant acceleration of WashingtonFirst’s expansion in the greater Washington, D.C. metropolitan area, where it previously operated ten branches. There can be no assurance that WashingtonFirst will be able to successfully manage the additional branches obtained in the Alliance merger and maintain profitable growth. WashingtonFirst has grown rapidly in the past several years, through acquisition and through organic growth. WashingtonFirst can provide no assurance that it will continue to be able to maintain its rate of growth at acceptable risk levels and upon acceptable terms, while managing the costs and implementation risks associated with its growth strategy. WashingtonFirst may be unable to continue to increase its volume of loans and deposits or to introduce new products and services at acceptable risk levels for a variety of reasons, including an inability to maintain capital and liquidity sufficient to support continued growth. If WashingtonFirst is successful in continuing its growth, it cannot assure you that further growth would offer the same levels of potential profitability, or that it would be successful in controlling costs and maintaining asset quality.

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

Changes in interest rates, particularly by the Federal Reserve, which implements national monetary policy in order to mitigate recessionary and inflationary pressures, also affect the value of its loans. In setting its policy, the Federal Reserve may utilize techniques such as: (i) engaging in open market transactions in United States government securities; (ii) setting the discount rate on member bank borrowings; and (iii) changing reserve requirements. These techniques may have an adverse effect on WashingtonFirst’s deposit levels, net interest margin, loan demand or its business and operations. In addition, an increase in interest rates could adversely affect borrowers’ ability to pay the principal or interest on existing variable rate loans or reduce their desire to borrow more money. This may lead to an increase in WashingtonFirst’s nonperforming assets, a decrease in loan originations, or a reduction in the value of and income from its loans, any of which could have a material adverse effect on WashingtonFirst’s results of operations. WashingtonFirst tries to minimize its exposure to interest rate risk, but it is unable to completely eliminate this risk. Fluctuations in market rates and other market disruptions are neither predictable nor controllable and may have a material adverse effect on WashingtonFirst’s business, financial condition and results of operations.

WashingtonFirst’s profitability depends significantly on local economic conditions, and may be adversely affected by reductions in Federal spending.

WashingtonFirst’s success is dependent to a significant extent upon general economic conditions in the greater Washington, D.C. metropolitan area which are, in turn, dependent to a large extent on the Federal government, particularly its local employment and spending levels. In addition, the banking industry in the greater Washington, D.C. metropolitan area, similar to other geographic markets, is affected by general economic conditions such as inflation, recession, unemployment and other factors beyond WashingtonFirst’s control. The adverse economic and financial conditions prevailing in the United States and in WashingtonFirst’s market area since 2008 increased the number of loan defaults and foreclosures and resulted in a decline in credit quality, which negatively impacted WashingtonFirst’s financial results. Prolonged continuation of these conditions or other economic dislocation in the greater Washington, D.C. metropolitan area, including a substantial reduction in the level of employment or local spending by the Federal government, could cause increases in nonperforming assets, thereby causing operating losses, impairing liquidity and eroding capital. For example, the reductions in Federal spending caused by the sequestration of funds, or “sequester,” on March 1, 2013 as the result of the failure of the Obama Administration and the Congress to reach agreement on changes in fiscal policy may reduce employment in the Greater Washington D.C. metropolitan area and adversely affect WashingtonFirst. WashingtonFirst cannot assure you that future adverse changes in the economy in the greater Washington, D.C. metropolitan area would not have a material adverse effect on the WashingtonFirst’s financial condition, results of operations or cash flows.

WashingtonFirst’s loan portfolios have significant real estate concentration.

A substantial portion of WashingtonFirst’s loan portfolio is secured by real estate collateral. At December 31, 2012, approximately 79 percent of WashingtonFirst’s loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. In the event of a general decline in the value of real estate assets, the value of WashingtonFirst’s real estate collateral also may deteriorate. If WashingtonFirst is required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, WashingtonFirst’s earnings and capital could be adversely affected.

WashingtonFirst’s business strategy includes the continuation of its growth plans, and its financial condition and results of operations could be negatively affected if it fails to grow or fails to manage its growth effectively.

In addition to the Alliance acquisition, WashingtonFirst intends to continue to grow in its existing banking markets (internally and through additional offices) and to expand into new markets as appropriate opportunities arise. WashingtonFirst’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies that are experiencing growth. WashingtonFirst cannot assure you it will be able to expand its market presence in its existing markets or successfully enter new markets, or that any expansion will not adversely affect its results of operations. Failure to manage WashingtonFirst’s growth effectively could have a material adverse effect on its business, future prospects, financial condition or results of operations, and could adversely affect its ability to successfully implement its business strategy. Also, if WashingtonFirst’s growth occurs more slowly than anticipated or declines, its operating results could be materially affected in an adverse way.

WashingtonFirst’s ability to grow successfully will depend on a variety of factors, including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in its market areas and its ability to manage its growth. While WashingtonFirst believes it has the management resources and internal systems in place to successfully manage its future growth, there can be no assurance growth opportunities will be available or growth will be successfully managed. WashingtonFirst may face risks with respect to future acquisitions.

As a strategy, WashingtonFirst has sought to increase the size of the Bank by business acquisitions, and it has grown rapidly since its incorporation. WashingtonFirst may acquire other financial institutions or parts of those entities in the future. Acquisitions and mergers involve a number of risks, including:

•	the time and costs associated with identifying and evaluating potential acquisitions and merger partners;

•	the estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target entity may not be accurate;

•

the time and costs of evaluating new markets, hiring experienced management opening new offices, and the time lags between these activities and generating of sufficient assets and deposits to support the costs of the expansion;

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

WashingtonFirst maintains an allowance for loan losses that it believes is adequate for absorbing the estimated future losses inherent in its loan portfolio. Management conducts a periodic review and consideration of the loan portfolio to determine the amount of the allowance for loan losses based upon general market conditions, credit quality of the loan portfolio and performance of WashingtonFirst’s clients relative to their financial obligations with it. The amount of future losses, however, is susceptible to changes in economic and other market conditions, including changes in interest rates and collateral values, which are beyond WashingtonFirst’s control, and these future losses may exceed its current estimates. There can be no assurance that additional provisions for loan losses will not be required in the future, including as a result of changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy on a national basis or in the Bank’s market area, or changes in the circumstances of particular borrowers. Although WashingtonFirst believes the allowance for loan losses is adequate to absorb probable losses in its loan portfolio, WashingtonFirst cannot predict the amount of such losses or guarantee that its allowance will be adequate in the future. Excessive loan losses could have a material adverse effect on WashingtonFirst financial condition and results of operations.

Liquidity needs could adversely affect WashingtonFirst’s results of operations and financial condition.

WashingtonFirst’s primary source of funds is client deposits in the Bank and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments and general economic conditions. The deposits from the title and escrow agency customers that WashingtonFirst acquired in the Alliance acquisition are expected to continue to be an important component of WashingtonFirst’s deposit base. Because deposits of title and escrow agency customers are directly related to home sales and refinancing activity, any decrease in this activity would adversely impact WashingtonFirst’s deposit levels. Accordingly, WashingtonFirst may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank, or “FHLB” advances, sales of securities and loans, and federal funds lines of credit from correspondent banks, as well as out-of-market time deposits. While WashingtonFirst believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if WashingtonFirst continues to grow and experience increasing loan demand. Should such sources not be adequate, WashingtonFirst may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets.

WashingtonFirst is subject to extensive regulation that could limit or restrict its activities and adversely affect its earnings.

WashingtonFirst and the Bank are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not WashingtonFirst’s shareholders. These regulations affect WashingtonFirst’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Any change in applicable regulations or federal or state legislation could have a substantial impact on WashingtonFirst, the Bank and their respective operations.

The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. Additional legislation and regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could significantly affect WashingtonFirst’s powers, authority and operations, or the powers, authority and operations of the Bank in substantial and unpredictable ways. Further, regulators have significant discretion and power to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of this regulatory discretion and power could have a negative impact on WashingtonFirst. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the WashingtonFirst’s business, financial condition and results of operations.

The recent repeal of federal prohibitions on payment of interest on commercial demand deposits could increase interest expense.

As part of the Dodd-Frank Act, the prohibition on the ability of financial institutions to pay interest on commercial demand deposit accounts was repealed. As a result, beginning on July 21, 2011, financial institutions could commence offering interest on commercial demand deposits. WashingtonFirst does not yet know how this change will impact its business. If competitive factors require WashingtonFirst to offer interest on demand deposit accounts or if historical low interest rates begin to rise, WashingtonFirst’s interest expense may increase and the net interest margin may decline, which could have a material adverse effect on WashingtonFirst’s and the Bank’s business, financial condition and results of operations.

WashingtonFirst’s recent results may not be indicative of its future results.

WashingtonFirst may not be able to sustain its historical rate of growth or may not even be able to grow its business at all. In addition, its recent and rapid growth may distort some of its historical financial ratios and statistics. In the future, WashingtonFirst may not have the benefit of several recently favorable factors, such as a generally stable interest rate environment, an improving real estate market, the ability to find suitable expansion opportunities, or the relative resistance of the greater Washington, D.C. metropolitan area to economic downturns. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit WashingtonFirst’s ability to expand its market presence. If WashingtonFirst experiences a significant decrease in its historical rate of growth, its results of operations and financial condition may be adversely affected due to a high percentage of WashingtonFirst’s operating costs being fixed expenses.

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

In deciding whether to extend credit or enter into other transactions with clients and counterparties, WashingtonFirst may rely on information furnished to it by or on behalf of clients and counterparties, including financial statements and other financial information. WashingtonFirst also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, WashingtonFirst may assume that a customer’s audited financial statements conform to GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. WashingtonFirst’s financial condition and results of operations could be negatively impacted to the extent it relies on financial statements or other information that do not comply with GAAP or which are materially misleading.

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

WashingtonFirst’s success depends upon the continued service of its senior management team and upon its ability to attract and retain qualified financial services personnel. Competition for qualified employees is intense. In management’s experience, it can take a significant period of time to identify and hire personnel with the combination of skills and attributes required in carrying out WashingtonFirst’s strategy. If WashingtonFirst loses the services of its key personnel, including key client relationship personnel, or are unable to attract additional qualified personnel, its business, financial condition, results of operations and cash flows could be materially adversely affected.

WashingtonFirst depends on technology to compete effectively and may be required to make substantial investments in new technology, which could have a negative effect on WashingtonFirst’s operating results and the value of its common stock.

The market for financial services, including banking services, is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation and Internet-based banking. This is particularly true for WashingtonFirst, which relies on technology to compete in its market. WashingtonFirst depends on third party vendors for portions of its data processing services. In addition to WashingtonFirst’s ability to finance the purchase of those services and integrate them into its operations, its ability to offer new technology-based services depends on WashingtonFirst’s vendors’ abilities to provide and support those services. Future advances in technology may require WashingtonFirst to incur substantial expenses that adversely affect its operating results, and WashingtonFirst’s limited capital resources may make it impractical or impossible for it to keep pace with competitors possessing greater capital resources. WashingtonFirst’s ability to compete successfully in its banking markets may depend on the extent to which WashingtonFirst and its vendors are able to offer new technology-based services and on WashingtonFirst’s ability to integrate technological advances into its operations.

WashingtonFirst’s reliance on technology exposes WashingtonFirst to cybersecurity risks.

WashingtonFirst relies on digital technologies to conduct its operations, and those technologies may be compromised by the deliberate attacks by others or unintentional cybersecurity incidents. Deliberate cybersecurity attacks may seek to gain unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption. Other events my not seek unauthorized access, but may seek to prevent authorized users to be able to access digital systems, referred to as a “denial of service” attacks. If WashingtonFirst were to suffer a cybersecurity incident of these types, it may could be required to incur substantial remediation and increased cybersecurity protection costs, such as implementing new technologies, hiring and training new employees and engaging third party experts and consultants. In addition, WashingtonFirst could become subject to litigation from customers whose sensitive data was obtained without their consent, and to damage to the company’s reputation, which could have an adverse effect on the company’s financial condition and results of operation.

The dividend rate being paid on WashingtonFirst’s Series D Preferred Stock is subject to increase.

In August 2011, WashingtonFirst elected to participate in the SBLF, and issued 17,796 shares of its Series D Preferred Stock to the United States Treasury for $17.8 million. WashingtonFirst used a portion of the proceeds to repurchase the three series of preferred stock previously issued to the Treasury in the Troubled Assets Relief Program, or “TARP,” netting WashingtonFirst $3.8 million in new capital. The shares of Series D Preferred Stock currently pay dividends at a rate of one percent per annum, but the rate can fluctuate on a quarterly basis during the first ten quarters during which the Series D Preferred Stock is outstanding, based upon changes in the amount of WashingtonFirst’s qualified small business lending, or “QSBL,” as defined in the Supplemental Reports related to the SBLF transaction, from a “baseline” level or “QSBL Baseline.” For the second dividend period through the tenth dividend period, the annual dividend rate may be adjusted to between 1.0 percent and 5.0 percent, to reflect the amount of percentage change in the Bank’s level of QSBL from the QSBL Baseline to the level as of the end of the second quarter preceding the dividend period in question. For the eleventh dividend period through 4.5 years after the closing of the SBLF transaction, the annual dividend rate will be fixed at between 1.0 percent and 5.0 percent, based upon the percentage increase in QSBL from the QSBL Baseline to the level as of the end of the ninth dividend period (i.e., as of September 30, 2013); however, if there is no increase in QSBL from the QSBL Baseline to the level as of the end of the ninth dividend period (or if QSBL has decreased during that time period), the dividend rate will be fixed at 7.0 percent. Further, the potential dividend rate reduction in any period is limited, such that the reduction will not apply to any Series D Preferred Stock proceeds that exceed the dollar amount of the increase in QSBL for that period as compared to the QSBL Baseline.

In addition, if the Bank’s QSBL is not above the QSBL Baseline at the end of the ninth dividend period, because of the Bank’s participation in the U.S. Treasury’s Capital Purchase Program, WashingtonFirst must also pay a lending incentive fee of 2.0 percent per annum (payable quarterly), calculated based on the liquidation value of the outstanding Series D Preferred Stock as of the end of that quarter, beginning with dividend payment dates on or after April 1, 2014 and ending on April 1, 2016. After 4.5 years from the closing of the SBLF transaction, the annual dividend rate will be fixed at 9.0 percent, regardless of the level of QSBL. Depending on WashingtonFirst’s financial condition at the time, any such increases in the dividend rate could have a material adverse effect on WashingtonFirst’s liquidity.

The failure by the Bank to make payments of principal and interest on its outstanding subordinated capital notes may have negative consequences, including external involvement in the board of directors of the Bank or WashingtonFirst.

On June 15, 2012, the Bank incurred $2.5 million in subordinated indebtedness, which bears interest at a rate of 8.0 percent per annum, payable quarterly in arrears. Principal is due and payable in full on June 14, 2021. The subordinated capital notes are as Tier 2 capital by bank regulatory authorities. The Bank may call the subordinated capital notes, without penalty, at any time after June 15, 2015. The notes are the subordinated unsecured obligations of the Bank and are not guaranteed by WashingtonFirst. For so long as the notes qualify as Tier 2 capital under applicable banking regulations, the notes will be subordinate to all deposits and general creditors of the Bank. In connection with the issuance of the subordinated capital notes, WashingtonFirst issued a warrant to purchase 55,018 shares of common stock to the lender, exercisable at $11.36 per share, subject to adjustment.

If the Bank fails to make any payment due under the subordinated capital notes or the warrant for a period of 30 days, or the ratio of classified assets to Tier 1 capital of the Bank is 40 percent or greater, the holder of the notes is entitled (subject to any prior required regulatory approval) to appoint an observer to attend the meetings of the boards of directors of WashingtonFirst and the Bank and any board committees. If WashingtonFirst’s failure to pay such amounts extends for a period of 120 days, or the ratio of classified assets to Tier 1 capital of the Bank is 70 percent or greater, then subject to any prior regulatory approval the holder of the notes shall be entitled to appoint one representative of the holder to the board of directors of either WashingtonFirst or the Bank. Once appointed, such observer or representative shall remain on the board until the expiration of 12 months after payment of all amounts due, or the reduction of the ratio to less than 40 percent or 70 percent, as the case may be.

Risks Associated with WashingtonFirst’s Common Stock

An active liquid trading market for WashingtonFirst’s common stock may not develop and WashingtonFirst’s stock price may be volatile.

WashingtonFirst’s common stock began trading on the NASDAQ Capital Market, or the “NASDAQ,” on December 24, 2012. However, an active and liquid trading market for WashingtonFirst’s common stock may not develop or be maintained. Liquid and active trading markets usually result in less price volatility and more efficiency in carrying out investors’ purchase and sale orders. The market price of WashingtonFirst’s common stock could vary significantly as a result of a number of factors, some of which are beyond WashingtonFirst’s control.

The following factors could affect WashingtonFirst’s stock price:

•	WashingtonFirst’s operating and financial performance;

•	quarterly variations in the rate of growth of WashingtonFirst’s financial indicators, such as net income per share, net income and revenues;

•	strategic actions by WashingtonFirst’s competitors;

•	changes in WashingtonFirst’s revenue or earnings estimates;

•	publication of reports or changes or withdrawals of research coverage by equity research analysts;

•	speculation in the press or investment community;

•	sales of WashingtonFirst’s common stock by WashingtonFirst, members of its board of directors or management, or the perception that such sales may occur;

•	changes in accounting principles;

•	additions or departures of key management personnel;

•	actions by WashingtonFirst’s shareholders;

•	general market conditions, including fluctuations in interest rates; and

•	domestic and international economic, legal and regulatory factors unrelated to WashingtonFirst’s performance.

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

As a new public company with listed equity securities, WashingtonFirst is required to comply with certain laws, regulations and requirements, including corporate governance provisions of the Sarbanes-Oxley Act of 2002, or the “Sarbanes-Oxley Act,” related regulations of the SEC and the requirements of the NASDAQ, with which WashingtonFirst was not required to comply as a private company until very recently. WashingtonFirst is required to:

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

Complying with these statutes, regulations and requirements occupy a significant amount of time of WashingtonFirst’s board of directors and management and significantly increase its costs and expenses.

WashingtonFirst assumed approximately $10.0 million in trust capital notes issued by an Alliance subsidiary on which the payment of an aggregate of $1.4 million in interest has been deferred as permitted by the indenture. Until these arrearages are paid, WashingtonFirst may not pay any dividends on any of its capital stock, including the SBLF preferred stock.

In June 2003, Alliance issued $10.0 million in trust preferred securities through a wholly-owned statutory business trust. The trust preferred securities accrue interest at a rate of three month LIBOR plus 315 basis points, subject to quarterly interest rate adjustments, which was equivalent to 3.628 percent as of December 31, 2012. WashingtonFirst assumed these obligations in connection with the Alliance merger and recorded a liability of $7.5 million based on fair value accounting principles. As of December 31, 2012 $10.3 million was considered Tier 1 regulatory capital. The indenture governing the trust preferred securities permits the deferral of interest payments for up to twenty consecutive quarterly periods. Commencing with the quarter ended September 30, 2009 and continuing through December 31, 2012, Alliance, and then WashingtonFirst after assumption of the obligation, elected to defer the interest payments otherwise due. The interest deferred under the indenture compounds quarterly at the interest rate then in effect. As of December 31, 2012, the total amount of deferred and compounded interest owed under the indenture was approximately $1.5 million. The arrearages were paid in full by WashingtonFirst on March 8, 2013.

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

•

if a two-thirds majority of the WashingtonFirst board of directors has not approved certain transactions, such as an amendment to the WashingtonFirst articles of incorporation, merger, share exchange, sale of substantially all of the assets, or dissolution, the transaction must receive the affirmative vote of at least 80 percent of each voting group of WashingtonFirst shareholders entitled to vote on the transaction for the transaction to be approved; and

•	the WashingtonFirst bylaws provide that the WashingtonFirst bylaws may be amended by the WashingtonFirst board of directors.

The VSCA contains provisions governing “affiliated transactions.” These include various transactions such as mergers, share exchanges, sales, leases, exchanges, mortgages, pledges, transfers or other material dispositions of assets, issuances of securities, dissolutions, and similar transactions with an “interested shareholder.” An interested shareholder is generally the beneficial owner of more than 10 percent of any class of a corporation’s outstanding voting shares. During the three years following the date a shareholder becomes an interested shareholder, any affiliated transaction with the interested shareholder must be approved by both a majority of the “disinterested directors” (those directors who were directors before the interested shareholder became an interested shareholder or who were recommended for election by a majority of disinterested directors) and by the affirmative vote of the holders of two-thirds of the corporation’s voting shares other than shares beneficially owned by the interested shareholder. These requirements do not apply to affiliated transactions if, among other things, a majority of the disinterested directors approve the interested shareholder’s acquisition of voting shares making such a person an interested shareholder before such acquisition. Beginning three years after the shareholder becomes an interested shareholder, the corporation may engage in an affiliated transaction with the interested shareholder if:

•	the transaction is approved by the holders of two-thirds of the corporation’s voting shares, other than shares beneficially owned by the interested shareholder;

•	the affiliated transaction has been approved by a majority of the disinterested directors; or

•

subject to certain additional requirements, in the affiliated transaction the holders of each class or series of voting shares will receive consideration meeting specified fair price and other requirements designed to ensure that all shareholders receive fair and equivalent consideration, regardless of when they tendered their shares.

Under the VSCA’s control share acquisitions law, voting rights of shares of stock of a Virginia corporation acquired by an acquiring person or other entity at ownership levels of 20 percent, 33 1/3 percent and 50 percent of the outstanding shares may, under certain circumstances, be denied. The voting rights may be denied:

•

unless conferred by a special shareholder vote of a majority of the outstanding shares entitled to vote for directors, other than shares held by the acquiring person and officers and directors of the corporation; or

•

among other exceptions, such acquisition of shares is made pursuant to an affiliation agreement with the corporation or the corporation’s articles of incorporation or bylaws permit the acquisition of such shares before the acquiring person’s acquisition thereof.

If authorized in the corporation’s articles of incorporation or bylaws, the statute also permits the corporation to redeem the acquired shares at the average per share price paid for them if the voting rights are not approved or if the acquiring person does not file a “control share acquisition statement” with the corporation within 60 days of the last acquisition of such shares. If voting rights are approved for control shares comprising more than 50 percent of the corporation’s outstanding stock, objecting shareholders may have the right to have their shares repurchased by the corporation for “fair value.”

These provisions are only applicable to public corporations that have more than 300 shareholders, and, therefore, have not historically been applicable to WashingtonFirst. Corporations may provide in their articles of incorporation or bylaws to opt-out of these provisions, but WashingtonFirst has not done so.

Future sales of WashingtonFirst’s common stock in the public market could lower its stock price, and any additional capital raised by WashingtonFirst through the sale of equity or convertible securities may dilute the ownership of existing shareholders.

WashingtonFirst may sell additional shares of common stock in subsequent public offerings or otherwise issue additional shares of common stock or convertible securities in the future. WashingtonFirst intends to file a registration statement with the SEC on Form S-8 providing for the registration of 956,749 shares of WashingtonFirst’s common stock issued or reserved for issuance under the WashingtonFirst 2010 Equity Compensation Plan and predecessor WashingtonFirst incentive plans. Subject to the satisfaction of vesting conditions, shares registered under WashingtonFirst’s registration statement on Form S-8 will be available for resale immediately in the public market without restriction.

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

WashingtonFirst’s directors and executive officers as a group beneficially own approximately 25.3 percent of WashingtonFirst’s outstanding common stock and options exercisable within sixty days. Consequently, WashingtonFirst’s board of directors has significant influence over all matters that require approval by WashingtonFirst’s shareholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may limit the ability of other shareholders to influence corporate matters.

WashingtonFirst’s ability to pay dividends is subject to regulatory restrictions, and it may be unable to pay future dividends.

WashingtonFirst’s ability to pay dividends is subject to regulatory, statutory and contractual restrictions and the need to maintain sufficient capital. Its only source of funds with which to pay dividends to its shareholders are dividends received from the Bank, and the Bank’s ability to pay dividends is limited by its own obligations to maintain sufficient capital and regulatory restrictions. If these regulatory requirements are not satisfied, WashingtonFirst will be unable to pay dividends on its common stock. WashingtonFirst has not paid common dividends in its history, and does not have plans to pay dividends to its common shareholders in the foreseeable future.

Future dividend payments and common stock repurchases are subject to certain restrictions by the terms of the Secretary of the Treasury’s equity investment in WashingtonFirst.

Under the terms of the SBLF, for so long as any preferred stock issued under the SBLF remains outstanding, WashingtonFirst is prohibited from making a dividend payment or share repurchase if, after the payment or repurchase, its Tier 1 capital would not be at least 90 percent of the amount existing at the time immediately after August 4, 2011, excluding any subsequent net charge-offs and partial repayments of the SBLF funding. This 90 percent limitation will decrease by a dollar amount equal to 10.0 percent of the SBLF funding for every 1.0 percent increase in QSBL that WashingtonFirst has achieved over the QSBL Baseline. These restrictions will no longer apply to WashingtonFirst after it has repaid the SBLF funding in full.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

WashingtonFirst leases offices and branch locations that are used in the normal course of business. WashingtonFirst does not own any banking facilities. As of December 31, 2012, WashingtonFirst had 19 leased properties, of which 16 are operating branches, which consisting of ten branches in Virginia, three branches in Maryland, and three branches in the District of Columbia. WashingtonFirst’s corporate headquarters are located at 11921 Freedom Drive, Suite 250, Reston, Virginia. The two remaining leases are leases that were acquired from Alliance at the time of the merger. All of the leased properties are in good operating condition and are adequate for WashingtonFirst’s present and anticipated future needs.

Corporate Office
Reston Town Center - Corporate Headquarters 11921 Freedom Drive Reston, VA 20190
Virginia Branches
Annandale	Great Falls	Sterling
7023 Little River Turnpike	9851 Georgetown Pike	46901 Cedar Lakes Plaza
Annandale, VA 22003	Great Falls, VA 22066	Sterling, VA 20164

Ballston	Manassas Park	Tysons Corner
4501 North Fairfax Drive	9113 Manassas Drive	8211 Old Courthouse Road
Arlington, VA 22203	Manassas Park, VA 20111	Vienna, VA 22182

Fairfax	Reston
10777 Main Street	11600 Plaza America Drive
Fairfax, VA 22030	Reston, VA 20190

Fair Lakes	Reston (1)
12735 Shoppes Lane	11730 Plaza America Drive
Fairfax, VA 22033	Reston, VA 20190

Maryland Branches
Bethesda	Oxon Hill	Greenbelt
7708 Woodmont Avenue	6089 Oxon Hill Road	6329 Greenbelt Road
Bethesda, MD 20814	Oxon Hill, MD 20745	College Park, MD 20740

District of Columbia Branches
19th Street	K Street	Connecticut Avenue
1146 19th Street, NW	1500 K Street, NW	1025 Connecticut Avenue, NW
Washington, DC 20036	Washington, DC 20005	Washington, DC 20036

(1)	This leased property was acquired through the acquisition of Alliance. This limited service branch will be combined with the other Reston WashingtonFirst Bank branch listed above, and the lease for this property will not be renewed when it expires in April 2013.

Item 3.	Legal Proceedings

From time to time, WashingtonFirst becomes involved in litigation relating to claims arising in the normal course of its business. In the opinion of management, there are no pending or threatened legal proceedings which would have a material adverse effect on WashingtonFirst’s financial condition or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices

Our common stock is listed for trading on the NASDAQ under the symbol “WFBI.” Our non-voting common stock is not listed on any exchange. As of March 15, 2013, there were 6,225,324 shares of voting common stock issued and outstanding and 1,044,152 shares of non-voting common stock issued and outstanding. As of that date, our common stock was held by approximately 684 shareholders of record and the closing price of our common stock was $11.60. As of that date, our non-voting common stock was held by two shareholders of record.

Our common stock began trading on the NASDAQ on December 24, 2012. Prior to that date, our common stock was subject to periodic quotation on the OTC Bulletin Board, or “OTCBB.” The OTCBB is an inter-dealer quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter, or “OTC,” equity securities. An OTC equity security generally is any equity that is not listed or traded on a national securities exchange. OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions

The following table sets forth, for the period from December 24, 2012 through December 31, 2012, the high and low closing sales prices per share for the common stock of WashingtonFirst as reported on the NASDAQ. For periods prior to December 24, 2012, the following table sets forth the high and low bid prices per share for WashingtonFirst common stock as reported on the OTCBB.

	Sales Prices
	2012		2011
	High	Low	High	Low
	(per share)
Fourth Quarter	$11.80	$9.75	$11.19	$9.29
Third Quarter	11.80	10.00	11.19	10.05
Second Quarter	11.96	10.00	11.43	10.05
First Quarter	10.60	9.75	11.43	10.95

Dividend Policy

Payment of dividends is at the discretion of the board of directors of WashingtonFirst and is subject to various federal and state regulatory limitations. WashingtonFirst has never declared or paid a cash dividend on any class of its common stock. As a business strategy, WashingtonFirst has elected to retain all earnings to support current and future growth and does not intend to declare and pay dividends on its common stock.

As a holding company, WashingtonFirst is dependent upon WashingtonFirst Bank to provide funding for its operating expenses, debt service and dividends. Various banking laws applicable to WashingtonFirst Bank limit the payment of dividends and other distributions by WashingtonFirst Bank to WashingtonFirst, and may therefore limit the Company’s ability to pay dividends on its common stock. Regulatory authorities could impose administratively stricter limitations on the ability of WashingtonFirst Bank to pay dividends to WashingtonFirst if such limits were deemed appropriate to preserve certain capital adequacy requirements.

In addition, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy in relation to the organization’s overall asset quality, level of current and prospective earnings and level, composition and quality of capital. The guidance provides that WashingtonFirst inform and consult with the Federal Reserve Board prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in an adverse change to WashingtonFirst’s capital structure. See “Item 1. Business – Regulation” for additional information about restrictions on WashingtonFirst’s ability to pay dividends.

The terms of our trust preferred securities and the preferred stock we issued under the SBLF contain restrictions on our ability to declare and pay dividends on out common stock. See “Item 1A. Risk Factors – Risks Associated with WashingtonFirst’s Common Stock – Future dividend payments and common stock repurchases are subject to certain restrictions by the terms of the Secretary of the Treasury’s equity investment in WashingtonFirst” – WashingtonFirst assumed approximately $10.0 million in trust capital notes issued by an Alliance subsidiary on which the payment of an aggregate of $1.5 million in interest has been deferred as permitted by the indenture. WashingtonFirst paid the arrearages in first quarter 2013.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2012 regarding WashingtonFirst’s equity compensation plans under which its equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and right (a)	Weighted-average exercise pricing of oustanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	546,255	$10.84	410,506
Equity compensation plan not approved by security holders	—	—	—

Total	546,255	$10.84	410,506

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities by WashingtonFirst during the fiscal year covered by this report that have not been previously reported on a Form 8-K.

Purchases of Equity Securities by the Issuer or an Affiliated Purchaser

None.

Item 6.	Selected Financial Data

The selected consolidated financial data presented below should be reviewed in conjunction with the audited consolidated financial statements and related notes and with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share data)
Results of Operations:
Interest income	$27,876	$24,387	$19,958	$17,513	$16,026
Interest expense	4,949	5,009	5,516	6,265	6,707
Net interest income	22,927	19,378	14,442	11,248	9,319
Provision for loan losses	3,225	2,301	1,747	1,515	605
Net interest income after provision for loan losses	19,702	17,077	12,695	9,733	8,714
Non-interest income	3,884	1,159	938	1,224	832
Non-interest expenses	20,178	13,835	11,222	9,895	9,220
Income before taxes	3,408	4,401	3,411	1,063	326
Income tax expense	1,173	1,794	926	519	129
Net income	2,235	2,607	1,485	543	197
Net income available to common stockholders	2,057	1,930	705	86	197

Per Share Data (1):
Net income - basic per share	$0.63	$0.67	$0.25	$0.03	$0.08
Net income - diluted per share	0.62	0.65	0.25	0.03	0.08
Book value per common share	11.72	12.27	11.23	10.68	10.67
Tangible book value per common share	11.16	11.03	9.99	9.34	9.24

Period End Balances:
Assets	$1,147,818	$559,462	$434,526	$355,260	$299,316
Loans	753,355	419,937	329,759	271,724	227,359
Investments (2)	138,221	59,477	48,216	25,189	31,585
Deposits	972,660	479,001	353,818	276,610	230,284
Borrowings (3)	64,923	24,350	32,850	33,850	40,054
Shareholders’ equity	101,520	53,477	46,121	42,798	27,029

Average Balances:
Assets	$575,751	$494,121	$401,942	$326,271	$270,251
Loans	443,644	369,009	292,170	251,190	206,078
Investments (2)	66,675	54,609	42,027	32,730	31,469
Deposits	487,318	414,568	322,601	252,240	209,290
Borrowings (3)	29,314	28,088	33,354	37,985	33,276
Shareholders’ equity	56,801	49,727	44,491	34,564	25,841

Performance Ratios:
Return on average assets	0.39%	0.53%	0.37%	0.17%	0.07%
Return on average common equity	3.93%	5.24%	3.34%	1.57%	0.76%
Yield on average interest-earning assets	4.96%	5.06%	5.10%	5.53%	6.25%
Rate on average interest-earning assets	1.24%	1.43%	1.81%	2.48%	3.06%
Net interest spread	3.72%	3.63%	3.29%	3.05%	3.19%
Net interest margin	4.08%	4.02%	3.69%	3.55%	3.63%
Efficiency ratio	75.3%	67.4%	72.3%	78.7%	89.9%

Capital Ratios:
Tier 1 leverage	16.39%	9.06%	9.62%	11.32%	8.50%
Tier 1 capital to risk-weighted assets	12.65%	10.73%	11.50%	13.55%	9.44%
Total regulatory capital to risk-weighted assets	13.67%	11.84%	12.46%	14.56%	10.34%
Tangible common equity to tangible assets	7.01%	5.78%	6.92%	7.69%	8.28%
Average equity to average assets	9.87%	10.06%	11.07%	10.59%	9.57%

Credit Quality Ratios:
Allowance for loan losses to loans	0.83%	1.17%	1.05%	1.05%	0.94%
Non-performing loans to total loans	2.48%	1.50%	1.27%	1.14%	1.11%
Non-performing assets to total assets	1.92%	1.25%	1.23%	1.11%	1.29%
Net charge-offs to average loans	0.43%	0.22%	0.35%	0.32%	0.25%

(1)	Retroactively adjusted to reflect the effect of all stock dividends.
(2)	Includes the following categories from the balance sheet: available-for-sale investment securities and other equity securities.
(3)	Includes the following categories from the balance sheet: Other borrowings, FHLB advances and long-term borrowings.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read together with WashingtonFirst’s financial statements and the related notes to the financial statements for the fiscal years ended December 31, 2012 and 2011.

The discussion below and the other sections to which WashingtonFirst has referred you contains management’s comments on WashingtonFirst’s business strategy and outlook, such discussions contain forward-looking statements. These forward-looking statements reflect the expectations, beliefs, plans and objectives of management about future financial performance and assumptions underlying management’s judgment concerning the matters discussed, and accordingly, involve estimates, assumptions, judgments and uncertainties. WashingtonFirst’s actual results could differ materially from those discussed in the forward-looking statements and the discussion below is not necessarily indicative of future results. Factors that could cause or contribute to any differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in Item 1A “Risk Factors” and below in “ – Cautionary Note Regarding Information Regarding Forward-Looking Statements.”

On December 21, 2012, WashingtonFirst consummated its acquisition of Alliance. The transaction, which was accounted for as a purchase and constituted a reorganization for U.S. federal income tax purposes, resulted in the issuance by WashingtonFirst of 1,812,933 shares of WashingtonFirst common stock and the payment of approximately $5.4 million in cash to the holders of Alliance common stock. In conjunction with the merger, WashingtonFirst listed its shares of common stock on the NASDAQ. As a condition of the merger agreement of WashingtonFirst and Alliance, WashingtonFirst agreed to raise at least $20.0 million of qualifying regulatory capital. Consequently, in connection with the Alliance merger and pursuant to private placements of 1,351,656 shares of its common stock and 1,044,152 shares of its Series A non-voting common stock, WashingtonFirst raised aggregate gross proceeds of approximately $27.1 million. During 2012, WashingtonFirst incurred approximately $4.9 million in expenses associated with the Alliance merger. In reviewing the business and financial information presented in this report and comparing the performance of WashingtonFirst to prior periods, readers must consider the effects of the Alliance merger on the performance of WashingtonFirst.

Overview

WashingtonFirst generates the majority of its revenues from interest income on loans, service charges on customer accounts and income from investment securities. Revenues are partially offset by interest expense paid on deposits and other borrowings and noninterest expenses such as compensation and employee benefits, other operating costs and occupancy expenses. During 2012, WashingtonFirst incurred $4.9 million in merger expenses associated with the Alliance merger. Net interest income is the difference between interest income on earning assets such as loans and securities and interest expense on liabilities such as deposits and borrowings which are used to fund those assets. Net interest income is the Company’s largest source of revenue. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and margin. The Company has recognized increased net interest income due primarily to an increase in the volume of interest-earning assets.

Net income available to common shareholders was $2.1 million and $1.9 million for the years ended December 31, 2012 and 2011, respectively, and diluted earnings per share were $0.62 and $0.65, respectively, for these same periods. The change in net income available to common shareholders during both 2012 and 2011 was principally due to increased interest and fees earned on loans partially offset by one-time net expense of $1.2 million related to the acquisition of Alliance. The net expense of the merger is a result of the merger expenses of $4.9 million less the tax benefit of those expenses of $1.2 million and the one-time gain of $2.5 million, resulting in the net one-time expense of $1.2 million. Excluding net one-time merger expenses, net income to common shareholders was $3.3 million ($0.98 per fully diluted share) for the year ended December 31, 2012. Total assets at December 31, 2012 were $1.1 billion, an increase of 105 percent compared to December 31, 2011. Total deposits at December 31, 2012 were $972 .6 million, a 103.1 percent increase over the $479 million in deposits at December 31, 2011. Total loans were $753.4 million at December 31, 2012, an increase of $333.5 million (or 79.4 percent) compared with $419.9 million at December 31, 2011. At December 31, 2012, WashingtonFirst had $22.1 million in nonperforming assets, an increase of $15.1 million over the period ending December 31, 2011, and its allowance for loan losses was $6.3 million compared with $4.9 million at December 31, 2011. Shareholders’ equity was $101.5 million and $53.4 million at December 31, 2012 and 2011, respectively. The large increases in these balance sheet items include the effect of consummating the acquisition of Alliance on December 21, 2012, as well as organic changes in the underlying business of WashingtonFirst.

A further discussion of WashingtonFirst’s financial condition and results of operations, including relative contributions of the Alliance and WashingtonFirst businesses, is contained in the sections following.

Critical Accounting Policies and Estimates

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

•	allowance for loan losses;

•	purchase accounting;

•	goodwill and other intangible asset impairment;

•	accounting for income taxes; and,

•	fair value measurements.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that are inherent in the loan portfolio at the balance sheet date. The allowance is based on the basic principle that a loss be accrued when it is probable that the loss has occurred at the date of the financial statements and the amount of the loss can be reasonably estimated.

Management believes that the allowance is adequate to absorb losses inherent in the loan portfolio. However, its determination of the allowance requires significant judgment, and estimates of probable losses in the lending portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions or reductions to the allowance may be necessary based on changes in the loans comprising the portfolio and changes in the financial condition of borrowers, resulting from changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, and independent consultants engaged by the Company periodically review the loan portfolio and the allowance. Such reviews may result in additional provisions based on their judgments of information available at the time of each examination.

The Company’s allowance for loan and lease losses has two basic components: a general allowance reflecting historical losses by loan category, as adjusted by several factors the effects of which are not reflected in historical loss ratios, and specific allowances for individually identified loans. Each of these components, and the allowance methodology used to establish them, are described in detail in Note 2 of the Notes to the Consolidated Financial Statements included in this report. The amount of the allowance is reviewed monthly by the board of directors.

General allowances are based upon historical loss experience by portfolio segment measured over the prior 12 quarters. The historical loss experience is supplemented to address various risk characteristics of the Company’s loan portfolio including:

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

The general allowance constituted 50.5 percent of the total allowance at December 31, 2012 and 56.3 percent at December 31, 2011. The general allowance is calculated in two parts based on an internal risk classification of loans within each portfolio segment. Allowances on loans considered to be impaired under regulatory guidance are calculated separately from loans considered to be “pass” rated under the same guidance. This segregation allows the Company to monitor the allowance applicable to higher risk loans separate from the remainder of the portfolio in order to better manage risk and ensure the sufficiency of the allowance for loan losses. The loans acquired in the acquisition of Alliance were recorded at fair value, and are not affecting the allowance for loan losses as of December 31, 2012. Future allowances on those loans will be recorded in the allowance for loan losses.

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

At December 31, 2012, the specific allowance accounted for 49.5 percent of the total allowance as compared to 43.7 percent at December 31, 2011. The estimated losses on impaired loans can differ substantially from actual losses.

Goodwill and Other Intangible Asset Impairment

Goodwill represents the excess purchase price paid over the fair value of the net assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value be compared to the carrying amount of net assets, including goodwill. If the fair value exceeds their book value, no write-down of recorded goodwill is required. If the fair value is less than book value, an expense may be required to write-down the related goodwill to the proper carrying value. The Company tests for impairment of goodwill as of October 1 of each year using September 30 data and again at any quarter-end if any triggering events occur during a quarter that may affect goodwill. Examples of such events include, but are not limited to, a significant deterioration in future operating results, adverse action by a regulator or a loss of key personnel. Determining the fair value requires the Company to use a degree of subjectivity. No goodwill impairment was recognized for December 31, 2012.

Core deposit intangible assets arise when a bank has a stable deposit base comprising of funds associated with long-term customer relationships. The intangible asset value derives from customer relationships that provide a low-cost source of funding. With its acquisition of Alliance in December 2012, the Company recorded $0.4 million of core deposit intangibles, which is presented in other assets on the consolidated balance sheet. This will be amortized over a five year period.

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

The Company conducts a quarterly review for all investment securities that have potential impairment to determine whether unrealized losses are other-than-temporary. Valuations for the investment portfolio are determined using quoted market prices, where available. If quoted market prices are not available, valuations are based on pricing models, quotes for similar investment securities, and, where necessary, an income valuation approach based on the present value of expected cash flows. In addition, the Company considers the financial condition of the issuer, the receipt of principal and interest according to the contractual terms and the intent and ability of the Company to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. See Note 5 of the Notes to the Consolidated Financial Statements included in this report.

Results of Operations

WashingtonFirst’s net income available to common shareholders for 2012 was $2.1 million or $0.62 per diluted common share, compared to $1.9 million or $0.65 per diluted common share for 2011. Basic net income per common share was $0.63 per share and $0.67 per common share for 2012 and 2011, respectively. The key factors contributing to minimal change in net income as compared to the prior year were net one-time merger expenses of $1.2 million, a decreased net interest margin, net charge-offs and OREO write-downs. The following sections provide more detail regarding specific components of WashingtonFirst’s results of operations.

Net Interest Income.

Net interest income was $22.9 million for 2012 compared to $19.4 million for 2011. The overall net interest margin was 4.08 percent for the year ended December 31, 2012, compared to 4.02 percent for the year ended December 31, 2011.

The following table provides information regarding interest-earning assets and funding for the years ended December 31, 2012 and 2011. The balance of non-accruing loans is included in the average balance of loans presented, though the related income is accounted for on a cash basis. Therefore, as the balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly. The average rate earned on interest-bearing balances reflects lower short-term market rates during 2012 compared to 2011. The lower average rate on loans during 2012 reflects the decline in market rates reflected in the rates on loans acquired or reset during the past year. The lower average rate on interest-bearing demand deposits, money market deposit accounts and savings accounts is consistent with general trends in average short-term rates during the periods presented. The downward trend in the average rate on time deposits reflects the maturity of older time deposits and the issuance of new time deposits at lower market rates.

Average Balances, Interest Income and Expense and Average Yield and Rates

	For the Year Ended December 31,
	2012			2011
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (1)	$443,578	$26,305	5.93%	$369,009	$22,814	6.18%
Interest-bearing balances	9,746	53	0.54%	26,105	224	0.86%
Investment securities (2)	66,675	1,410	2.11%	54,609	1,277	2.34%
Federal funds sold	42,268	108	0.26%	32,207	72	0.22%

Total interest earning assets	562,267	27,876	4.96%	481,930	24,387	5.06%
Non-interest earning assets:
Cash and due from banks	2,565			1,123
Premises and equipment	2,790			358
Other real estate owned (OREO)	744			1,854
Other assets	13,198			12,923
Less: allowance for loan losses	(5,813)			(4,067)

Total non-interest earning assets	13,484			12,191

Total Assets	$575,751			$494,121

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$19,817	$58	0.29%	$16,968	$46	0.27%
Money market deposit accounts	60,723	376	0.62%	36,935	270	0.73%
Savings accounts	77,666	716	0.92%	78,637	780	0.99%
Time deposits	212,134	2,924	1.38%	188,895	2,977	1.58%

Total interest-bearing deposits	370,340	4,074	1.10%	321,435	4,073	1.27%
FHLB advances	28,013	724	2.58%	28,088	936	3.33%
Other borrowings and long-term borrowings	1,301	151	11.61%	—	—	0.00%

Total interest-bearing liabilities	399,654	4,949	1.24%	349,523	5,009	1.43%
Non-interest-bearing liabilities:
Demand deposits	116,978			93,133
Other liabilities	2,318			1,738

Total liabilities	518,950			444,394
Shareholders’ Equity	56,801			49,727

Total Liabilities and Shareholders’ Equity	$575,751			$494,121

Interest Spread (3)			3.72%			3.63%

Net Interest Margin (4)(5)		$22,927	4.08%		$19,378	4.02%

(1)	Loans placed on non-accrual status are included in loan balances.
(2)	Includes available-for-sale investment securities and other equity securities.
(3)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.
(4)	Interest income and yields are presented on a fully taxable equivalent basis using 38.5 percent tax rate.
(5)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

The following table sets forth information regarding the changes in the components of WashingtonFirst’s net interest income for the periods indicated. For each category, information is provided on changes attributable to changes in volume (change in volume multiplied by old rate) and changes in rate (change in rate multiplied by old volume). Combined rate/volume variances, the third element of the calculation, are allocated based on their relative size. The decreases in income due to changes in rate reflect the reset of variable rate investments, variable rate deposit accounts and adjustable rate mortgages to lower rates and the acquisition of new lower yielding investments and loans, as described above. The decreases in expense reflect the decreased cost of funding due to lower interest rates in the debt markets. The increases due to changes in volume reflect the increase in on-balance sheet assets during 2012 and 2011.

	2012 vs. 2011			2011 vs. 2010
	(Decrease)/Increase Due to			(Decrease)/Increase Due to
	Rate	Volume	Total	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Loans	$(955)	$4,446	$3,491	$(958)	$4,984	$4,026
Interest-bearing balances	(64)	(107)	(171)	148	303	451
Investment securities	(133)	266	133	36	(58)	(22)
Federal funds sold	13	23	36	(36)	10	(26)

Total income from interest-earning assets	(1,139)	4,628	3,489	(810)	5,239	4,429
Expense from interest-bearing liabilities:
Interest-bearing deposits	(496)	496	—	(964)	606	(358)
FHLB Advances	(210)	(2)	(212)	22	(171)	(149)
Borrowed funds	—	152	152	—	—	—

Total expense from interest-bearing liabilities	(706)	646	(60)	(942)	435	(507)

(Decrease)/increase in net interest income	$(433)	$3,982	$3,549	$132	$4,804	$4,936

Interest Earning Assets

Average loan balances were $443.6 million for the year ended December 31, 2012 compared to $369.06 million in 2011. Loans grew during this period because of an increase in construction and real estate loans. WashingtonFirst’s longer-term strategy is to grow small business commercial loans and owner occupied commercial real estate, and focus on the greater Washington, D.C. metropolitan area. The related interest income from loans was $26.3 million for the year ended December 31, 2012 compared to $22.8 million for the year ended December 31, 2011. The average yield on loans of 5.93 percent during the year ended December 31, 2012, compared to 6.18 percent for 2011, reflecting a declining interest rate environment. Interest rates are established for classes of loans that include variable rates based on the prime rate as reported by The Wall Street Journal or other identifiable bases while others carry fixed rates with terms as long as 15 years. Most new variable rate originations include minimum start rates and/or floors.

Investment securities averaged $66.7 million for the year ended December 31, 2012, compared to $54.6 million for 2011. Interest income generated on these investment securities for the year ended December 31, 2012 totaled $1.4 million, or a 2.11 percent yield, compared to $1.3 million or a 2.34 percent yield for 2011.

Short-term investments in federal funds sold averaged $42.3 million for the year ended December 31, 2012, compared to $32.2 million for 2011. Interest income generated on these assets for the year ended December 31, 2012 totaled $0.1 million, or a 0.26 percent yield, compared to $72,000 or a 0.22 percent yield for 2011.

Interest Bearing Liabilities

Average interest-bearing deposits were $370.3 million for the year ended December 31, 2012 compared to $321.4 million in 2011. The related interest expense from interest-bearing deposits was $4.1 million both years ended December 31, 2012 and 2011. The average rate on these deposits was 1.10 percent during the year ended December 31, 2012, compared to 1.27 percent for 2011. The lower interest rate environment allowed for competitive repricing of interest bearing demand accounts, money market accounts, savings accounts and time deposits.

FHLB advances averaged $28.0 million for the year ended December 31, 2012, compared to $28.1 million for 2011. Interest expense incurred on these borrowing for the year ended December 31, 2012 totaled $0.7 million, or a 2.58 percent rate, compared to $0.9 million or a 3.33 percent rate for 2011.

Provision for Loan Losses. During 2012, WashingtonFirst recorded provisions to its allowance for loan losses of $3.2 million, charge-offs of $2.1 million and recoveries of $0.2 million. During 2011, WashingtonFirst recorded provisions to its allowance for loan losses of $2.3 million, charge-offs of $0.9 million and recoveries of $36,000.

Service Charges on Deposit Accounts. Service charges on deposit accounts were $0.5 million for both 2012 and 2011.

Gain on acquisition. The gain on acquisition of $2.5 million for 2012 is the result of a bargain purchase price on the Alliance acquisition. This one-time gain is discussed in further detail in Note 2 to the Notes to the Consolidated Financial Statements.

Other Operating Income. During 2012, WashingtonFirst recorded $0.9 million of other operating income compared to $0.7 million in 2011. The $0.2 million increase is the result of various increases in transaction fees earned by WashingtonFirst in 2012 compared to 2011.

Gain on Sale of Available-for-Sale Investment Securities. During 2012, WashingtonFirst realized immaterial losses on the calls or sales of available-for-sale investments, compared to $12,000 of gains in 2011.

Compensation and Employee Benefits. Compensation and employee benefits were $8.4 million and $7.7 million for 2012 and 2011, respectively. The increase in compensation and employee benefits during 2012 compared to 2011 was due primarily to increased employee headcount.

Premises and Equipment. Premises and equipment expenses were $2.7 million and $2.3 million for 2012 and 2011, respectively. The increase was primarily due to the increase in rent expenses associated with the corporate headquarters and all the leased branch locations.

Acquisition Expenses. Acquisition expenses recorded in 2012 totaled $4.9 million, compared to no similar expenses in 2011. These expenses related to the acquisition of Alliance in December 2012. Refer to Note 3 to the Notes to the Consolidated Financial Statements for further details.

Other Operating. Other operating expenses were $4.2 million for 2012 compared to $3.9 million for 2011. The $0.3 million increase is the result of various actual expenses incurred for other operating expenses in 2012.

Return on Equity and Assets. The following table sets forth for the period indicated certain information on return on assets and equity.

Financial Condition

Total assets as of December 31, 2012 were $1.1 billion, compared to $0.6 billion as of December 31, 2011. As of December 31, 2012, WashingtonFirst had $224.2 million of cash and cash equivalents, compared to $72.3 million as of December 31, 2011. As of December 31, 2012, WashingtonFirst had $747.1 million of loans, net of allowance for loan losses, compared to $415.0 million as December 31, 2011. As of December 31, 2012, WashingtonFirst had $134.6 million of investments, compared to $57.3 million as December 31, 2011. Each of these increases was primarily attributable to the acquisition of Alliance.

Total liabilities increased to $1.0 billion as of December 31, 2012 from $0.5 billion as of December 31, 2011. As of December 31, 2012, total deposits were $1.0 billion, compared to $0.5 billion as of December 31, 2011. Each of these increases was primarily attributable to the acquisition of Alliance.

As of December 31, 2012, WashingtonFirst had total equity of $101.5 million, compared to $53.4 million as of December 31, 2011. The increase in total equity during 2012 was primarily the result of the issuance of stock to the former shareholders of Alliance and the issuance of stock in connection with the Company’s 2012 private placement of common stock.

Loan Portfolio

In its lending activities, WashingtonFirst seeks to develop substantial relationships with clients whose business and individual banking needs will grow with WashingtonFirst. WashingtonFirst has made significant efforts to be responsive to the lending needs in the markets served, while maintaining sound asset quality and credit practices. WashingtonFirst grants credit to construction and development, residential real estate, commercial real estate, commercial and industrial and consumer borrowers in the normal course of business. The loan portfolio was $753.4 million as of December 31, 2012, an increase of $333.5 million from the December 31, 2011 balance of $419.9 million. This increase was primarily attributable to the acquisition of Alliance.

The following table summarizes the composition of the loan portfolio by dollar amount and each segment as a percentage of the total loan portfolio as of December 31, 2012 and 2011:

	As of December 31,
	2012		2011
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Construction and development	$91,586	12.2%	$50,993	12.1%
Commercial real estate	408,359	54.2%	231,434	55.1%
Residential real estate	126,394	16.8%	40,758	9.7%

Real estate loans	626,339	83.2%	323,185	76.9%
Commercial and industrial	124,670	16.5%	94,718	22.6%
Consumer	2,346	0.3%	2,034	0.5%

Total loans	$753,355	100.0%	$419,937	100.0%

Substantially all loans are initially underwritten based on identifiable cash flows and supported by appropriate advance rates on collateral, which is independently valued. Commercial and industrial loans are generally secured by accounts receivable, equipment and business assets. Commercial real estate loans are secured by owner-occupied or non-owner occupied commercial properties of all types. Construction and development loans are supported by projects which generally require an appropriate level of pre-sales or pre-leasing. Generally, all commercial and industrial loans and commercial real estate loans have full recourse to the owners and/or sponsors. Residential real estate loans are secured by first or second liens on both owner-occupied and investor-owned residential properties.

Loans secured by various types of real estate, which includes construction and development loans, commercial real estate loans, and residential real estate loans, constitute the largest portion of total loans. Commercial real estate loans represent the largest dollar exposure. Substantially all of these loans are secured by properties in the greater Washington, D.C. metropolitan area with the heaviest concentration in Northern Virginia. Risk is managed through diversification by sub-market, property type, and loan size. Risk is further managed by seeking loans with multiple sources of repayment. The average loan size in this portfolio is $0.3 million as of December 31, 2012.

Construction and development loans represented 12.2 percent and 12.1 percent of the total loan portfolio at December 31, 2012 and 2011, respectively. New originations in this segment are being underwritten in the context of current market conditions and are particularly focused in sub-markets which appear to be the strongest in the region. Legacy loans, particularly in the land and speculative construction portion of this portfolio, have been largely converted to amortizing loans with regular principal and interest payments. WashingtonFirst expects to see further reductions in its land and speculative construction exposure partially offset by potential increases in certain residential construction activities as market conditions improve.

Residential real estate loans, which are secured by residential real estate, increased as a percentage of the total loan portfolio from 9.7 percent as of December 31, 2011 to 16.8 percent as of December 31, 2012. This increase was primarily the result of the acquisition of Alliance’s loan portfolio, which contained a greater percentage of residential real estate loans than WashingtonFirst’s loan portfolio. In general, loans in these categories represent loans underwritten by WashingtonFirst or Alliance, to customers who had or established a deposit relationship with the respective bank at the time the loan was originated. WashingtonFirst believes that its underwriting criteria reflect current market conditions.

The contractual maturity ranges of the loans in WashingtonFirst’s loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2012 are summarized in the following table:

	One Year or Less	One to Five Years	Over Five Years	Total
	(dollars in thousands)
Construction and development	$46,823	$39,411	$5,352	$91,586
Commercial real estate	59,247	199,014	150,098	408,359
Residential real estate	21,585	31,623	73,186	126,394
Commercial and industrial	59,133	50,479	15,058	124,670
Consumer	630	1,245	471	2,346

Total loans	$187,418	$321,772	$244,165	$753,355

Loans with a predetermined interest rate	$61,550	$199,139	$51,488	$312,177
Loans with a floating or adjustable interest rate	125,868	122,633	192,677	441,178

Total loans	$187,418	$321,772	$244,165	$753,355

Asset Quality

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

•

Special mention loans (risk rating 7) have a specifically defined weakness in the borrower’s operations and/or the borrower’s ability to generate positive cash flow on a sustained basis. For example, the borrower’s recent payment history may be characterized by late payments. WashingtonFirst’s risk exposure to special mention loans is mitigated by collateral supporting the loan. The collateral is considered to be well-managed, well maintained, accessible and readily marketable.

•

Substandard loans (risk rating 8) are considered to have specifically and well-defined weaknesses that jeopardize the viability of WashingtonFirst’s credit extension. The payment history for the loan may have been inconsistent and the expected or projected primary repayment source may be inadequate to service the loan, or the estimated net liquidation value of the collateral pledged and/or ability of the personal guarantors to pay the loan may not adequately protect WashingtonFirst. For loans in this category, there is a distinct possibility that WashingtonFirst will sustain some loss if the deficiencies associated with the loan are not corrected in the near term. A substandard loan would not automatically meet WashingtonFirst’s definition of an impaired loan unless the loan is significantly past due and the borrower’s performance and financial condition provide evidence that it is probable WashingtonFirst will be unable to collect all amounts due. Substandard non-accrual loans have the same characteristics as substandard loans. However these loans have a non-accrual classification generally because the borrower’s principal or interest payments are 90 days or more past due.

•

Doubtful rated loans (risk rating 9) have all the weakness inherent in a loan that is classified as substandard but with the added characteristic that the weakness makes collection or liquidation in full highly questionable and improbable based upon current existing facts, conditions, and values. The possibility of loss related to doubtful rated loans is extremely high.

•

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

The table below represents WashingtonFirst’s loan portfolio by risk rating, classification, and loan portfolio segment as of December 31, 2012.

	As of December 31, 2012
Internal risk rating grades	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Risk rating number	1 to 5	6	7	8	9
	(in thousands)
Construction and development	$80,393	$1,547	$163	$8,588	$895	$91,586
Commercial real estate	378,001	10,068	12,169	7,022	1,099	408,359
Residential real estate	118,074	3,575	2,220	2,454	71	126,394
Commercial and industrial	111,349	4,128	5,211	2,777	1,205	124,670
Consumer	1,861	278	179	28	—	2,346

Total Loans	$689,678	$19,596	$19,942	$20,869	$3,270	$753,355

As part of WashingtonFirst’s normal credit risk management practices, it regularly monitors the payment performance of its borrowers. A high percentage of all loans require some form of payment on a monthly basis, with a high percentage requiring regular amortization of principal. However, certain home equity lines of credit, commercial and industrial lines of credit, and construction loans generally require only monthly interest payments.

When payments are 90 days or more in arrears or when WashingtonFirst determines that it is no longer prudent to recognize current interest income on a loan, WashingtonFirst classifies the loan as non-accrual. Non-accrual loans increased from $3.1 million at December 31, 2011 to $15.6 million at December 31, 2012, primarily as the result of the acquisition of Alliance’s loan portfolio.

From time to time, a loan may be past due 90 days or more but is in the process of collection and thus warrants remaining on accrual status. WashingtonFirst had no such loans as of December 31, 2012 or 2011.

The following tables set forth the aging and non-accrual loans by class as of December 31, 2012 and 2011:

	As of December 31, 2012
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	Total Past Due	Total Loans
	(in thousands)
Construction and development	$86,745	$475	$246	$4,120	$4,841	$91,586
Commercial real estate	397,698	3,630	648	6,383	10,661	408,359
Residential real estate	123,626	678	348	1,742	2,768	126,394
Commercial and industrial	120,685	639	—	3,346	3,985	124,670
Consumer	2,317	—	5	24	29	2,346

Balance at end of period	$731,071	$5,422	$1,247	$15,615	$22,284	$753,355

(1) For the purposes of this table only, loans 1-29 days past due are included in the balance of current loans.

	As of December 31, 2011
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	Total Past Due	Total Loans
	(in thousands)
Construction and development	$49,757	$818	$—	$418	$1,236	$50,993
Commercial real estate	223,429	3,147	3,757	1,101	8,005	231,434
Residential real estate	39,799	959	—	—	959	40,758
Commercial and industrial	92,692	225	242	1,559	2,026	94,718
Consumer	2,034	—	—	—	—	2,034

Balance at end of period	$407,711	$5,149	$3,999	$3,078	$12,226	$419,937

(1)	For the purposes of this table only, loans 1-29 days past due are included in the balance of current loans.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that are inherent in the loan portfolio at the balance sheet date. The allowance is based on the basic principle that a loss be accrued when it is probable that the loss has occurred at the date of the financial statements and the amount of the loss can be reasonably estimated. The methodology that WashingtonFirst uses to determine the level of its allowance for loan losses is described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Allowance for Loan Losses.”

The allowance for loan losses was $6.3 million at December 31, 2012, or approximately 0.8 percent of loans outstanding, compared to $4.9 million or approximately 1.2 percent of loans outstanding, at December 31, 2011. WashingtonFirst has allocated $1.9 million at December 31, 2012 for specific non-performing loans. For the year ended December 31, 2012, WashingtonFirst recorded $3.2 million in provisions for loan losses, $2.1 million in charge-offs and $0.2 million in recoveries, compared to $2.3 million in provision for loans losses, $0.9 million in charge-off and $36,000 in recoveries for the year ended December 31, 2011.

In conjunction with the acquisition of Alliance, the allowance for loan losses that had been on the books of Alliance was eliminated and Alliance’s loan portfolio, which had a book value of $277.6 million, was recorded on WashingtonFirst’s books at the fair value of $268.3 million.

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

The following table represents an analysis of the allowance for loan losses for the years ended December 31, 2012 and 2011:

	For the Year Ended December 31,
	2012	2011
	(in thousands)
Balance at beginning of period	$4,932	$3,447
Provision for loan losses	3,225	2,301
Charge-offs:
Construction and development	(508)	(300)
Commercial real estate	(694)	(195)
Residential real estate	(232)	(202)
Commercial and industrial	(647)	(148)
Consumer loans	(5)	(7)

Total charge-offs	(2,086)	(852)
Recoveries:
Construction and development	19	—
Commercial real estate	138	—
Residential real estate	32	25
Commercial and industrial	—	11

Total recoveries	189	36
Net charge-offs	(1,897)	(816)

Balance at end of period	$6,260	$4,932

Allowance for loan losses to total loans	0.83%	1.17%
Allowance for loan losses to nonaccrual loans	40.09%	160.23%
Allowance for loan losses to non-performing assets	28.39%	70.59%
Non-performing assets to total assets	1.92%	1.25%
Net charge-offs to average loans	0.43%	0.22%

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

	For the Year Ended December 31, 2012
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Beginning Balance:	$1,048	$2,313	$633	$899	$39	$4,932
Provision for/(release of) losses	304	898	140	1,890	(7)	3,225
Charge-offs	(508)	(694)	(232)	(647)	(5)	(2,086)
Recoveries	19	138	32	—	—	189

Allowance Ending Balance:	$863	$2,655	$573	$2,142	$27	$6,260

	For the Year Ended December 31, 2012
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Ending Balance
Evaluated collectively for impairment	$86,840	$387,262	$121,829	$115,909	$2,184	$714,024
Evaluated individually for impairment	4,746	21,097	4,565	8,761	162	39,331

	$91,586	$408,359	$126,394	$124,670	$2,346	$753,355

Allowance for Losses
Evaluated collectively for impairment	$663	$1,641	$278	$582	$7	$3,171
Evaluated individually for impairment	200	1,014	295	1,560	20	3,089

	$863	$2,655	$573	$2,142	$27	$6,260

Non-performing Assets

Impaired Loans (Loans with a Specific Allowance Allocation). As of December 31, 2012, there were no loans with impairment allocations that were not also in non-accrual status.

Non-accrual Loans. A loan may be placed on non-accrual status when the loan is specifically determined to be impaired or when principal or interest is delinquent 90 days or more. WashingtonFirst closely monitors individual loans, and relationship officers are charged with working with customers to resolve potential credit issues in a timely manner with minimum exposure to WashingtonFirst. WashingtonFirst maintains a policy of adding an appropriate amount to the allowance for loan losses to ensure an adequate reserve based on the portfolio composition, specific credit extended by it, general economic conditions and other factors and external circumstances identified during the process of estimating probable losses in its loan portfolio.

As of December 31, 2012, there was $15.6 million in loans on non-accrual status compared to $3.1 million at December 31, 2011. The $15.6 million non-accrual loan balance consists primarily of loans secured by residential and commercial real estate in the Northern Virginia area. The specific allowance for impaired loans as of December 31, 2012 is $6.2 million. The increase in loans in non-accrual status is primarily a result of the acquisition of the Alliance loan portfolio. The increase in non-accrual loans resulting from the Alliance acquisition also accounts for the deterioration of the ratio of the allowance for loan losses to total loans to 40.1 percent as of December 31, 2012, as compared to 160.2 percent as of December 31, 2011.

Total Non-performing Assets. As of December 31, 2012, WashingtonFirst had $22.1 million of non-performing assets compared to $7.0 million as of December 31, 2011, an increase of $15.1 million. This substantial increase in dollar amount of non-performing assets is primarily due to the acquisition of Alliance. The ratio of non-performing assets to total assets increased to 1.92 percent as of December 31, 2012 from 1.25 percent as of December 31, 2011, a 67 basis points increase.

The following table provides information regarding credit quality as of the years ended December 31, 2012 and 2011:

	For the Year Ended December 31,
	2012	2011
	(in thousands)
Non-performing assets:
Non-accrual loans	$15,615	$3,078
Troubled debt restructurings still accruing	3,036	3,226
Asset-backed security	106	68
Other real estate owned	3,294	615

Total non-performing assets	$22,051	$6,987

Non-performing assets to total assets	1.92%	1.25%

Other Real Estate Owned (OREO). As of December 31, 2012, WashingtonFirst had $3.3 million classified as OREO on the balance sheet, compared to $0.6 million as of December 31, 2011. The increase in OREO is primarily due to the addition of $2.7 million to the OREO balance on December 21, 2012, as a result of the acquisition of Alliance. Subsequent to the acquisition and before December 31, 2012, WashingtonFirst sold one of the acquired OREO properties, resulting in a $0.9 million reduction in the balance of acquired properties.

The table below reflects the OREO activity for the years ended December 31, 2012 and 2011:

	For the Year Ended December 31,
	2012	2011
	(in thousands)
Balance at beginning of period	$615	$1,829
Properties acquired at foreclosure	1,161	2,305
Properties acquired in acquisition of Alliance	2,677	—
Sales of foreclosed properties	(851)	(2,892)
Valuation adjustments	(308)	(627)

Balance at end of period	$3,294	$615

Investment Securities - Available-for-sale

WashingtonFirst actively manages its portfolio duration and composition with changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are pledged as collateral for certain borrowing transactions, public funds and repurchase agreements. The total fair value of the amount of the investment securities accounted for under available-for-sale accounting was $134.6 million as of December 31, 2012 compared to $57.3 million as of December 31, 2011. This increase is primarily attributable to the Alliance acquisition.

On December 31, 2012, the investment portfolio contained callable and non-callable U.S. Government corporations and agencies securities, U.S. Government collateralized mortgage obligations (“CMOs”), U.S. Government mortgage backed securities (“MBS”), asset-backed debt securities, and municipal securities.

On December 31, 2012, U.S. Government corporations and agencies were $31.6 million or 23.5 percent of the portfolio, CMOs and MBS were $82.2 million, or 61.1 percent of the portfolio, and municipal securities were $20.7 million, or 15.4 percent of the portfolio.

The yield on the available-for-sale investment securities portfolio for the year ended December 31, 2012 was 2.1 percent, compared to 2.3 percent for 2011. When prepayments on these instruments occur at a faster rate than anticipated, premium amortization increases which adversely impacts the portfolio yield.

Other Equity Investments

WashingtonFirst’s securities portfolio contains other equity investments that are required to be held as part of its banking operations. These include stock of the FHLB, Atlantic Central Bankers Bank (“ACBB”) and Community Bankers Bank (“CBB”). The following table summarizes the balances of other equity securities as of December 31, 2012 and 2011:

	As of December 31,
	2012	2011
	(in thousands)
FHLB stock	$3,267	$1,991
ACBB	100	100
CBB	256	50

Total other equity securities	$3,623	$2,141

Deposits

WashingtonFirst seeks deposits within its market area by offering high-quality customer service, using technology to deliver deposit services effectively and paying competitive interest rates. A significant portion of its client base and deposits are directly related to home sales and refinancing activity, including those from title and escrow agency customers.

As of December 31, 2012, the deposit portfolio totaled $972.7 million, which was comprised of $294.5 million of non-interest bearing deposits and $678.2 million of interest bearing deposits. As of December 31, 2011, the deposit portfolio totaled $479.0 million, which was comprised of $141.1 million of non-interest bearing deposits and $337.9 million of interest bearing deposits. Those significant increases are primarily the result of the acquisition of Alliance on December 21, 2012 when the annual average balance is considered the increase is less. The average balance of interest bearing deposits for 2012 was $370.3 million, compared to $321.4 million for 2011. The average cost on these interest-bearing deposits for the year ended December 31, 2012 was 110 basis points compared to 127 basis points for the year ended December 31, 2011. As key interest rates declined over the past year, WashingtonFirst was able to reprice the interest rates on its deposits at lower levels.

Average non-interest bearing demand deposits were $117.0 million for the year ended December 31, 2012, compared to $93.1 million for 2011. The disparity between the December 31, 2012 balance of non-interest bearing deposits of $294.5 million and the average balance for the year of 2012 is directly related to seasonal and cyclical changes in the business activities of WashingtonFirst’s title and escrow agency client base and the acquisition of Alliance on December 21, 2012. Frequently, WashingtonFirst’s title and escrow agency clients experience strong deposit growth around the end of a month or quarter.

WashingtonFirst uses wholesale deposits for liquidity and interest rate risk management purposes. WashingtonFirst believes these types of funds offer a reliable stable source of funds for WashingtonFirst. Frequently the interest rates associated with wholesale deposits are significantly lower than general customer rates in its markets. As market conditions warrant and balance sheet needs dictate, WashingtonFirst may continue to participate in the wholesale certificate of deposit market. As with any deposit product, WashingtonFirst has potential risk for non-renewal by the customer. WashingtonFirst’s wholesale deposits were $42.0 million, or 4.3 percent of total deposits, as of December 31, 2012, as compared to $36.2 million, or 7.6 percent of total deposits, as of December 31, 2011.

Other Borrowings

Other Borrowings consists of customer repurchase agreements which are standard commercial bank transactions that involve a WashingtonFirst customer instead of a wholesale bank or broker. These customer repurchase agreements were acquired through the acquisition of Alliance. Alliance offered this product as an accommodation to larger retail and commercial customers and affluent individuals that request safety for their funds beyond the FDIC deposit insurance limits. WashingtonFirst believes this product offers it a stable source of financing at a reasonable market rate of interest and is continuing the program. As of December 31, 2012, WashingtonFirst had $14.4 million of customer repurchase agreements, compared to zero as of December 31, 2011.

FHLB Advances

The FHLB is a significant source of funding for the WashingtonFirst. WashingtonFirst augments its funding portfolio with FHLB advances for both liquidity and interest rate management. At December 31, 2012 and 2011, the FHLB advances were $40.8 million and $24.4 million, respectively, with various maturities not exceeding twelve months, with the exception of one advance for $25.0 million that was acquired from Alliance and does not mature until February 2021. The book value as of December 31, 2012 contains a $4.0 million fair market value adjustment associated with that one advance acquired from Alliance and is being amortized over the life of the advance. The weighted average interest rate on the FHLB advances were 2.58 percent and 3.33 percent for the years ended December 31, 2012 and 2011, respectively. Advances are secured by a lien on certain loans and securities of WashingtonFirst Bank that are pledged from time to time. The following table provides information regarding WashingtonFirst’s FHLB advances as of and during the periods indicated:

	FHLB Advances
	2012	2011
	(dollars in thousands)
As of period ended:
FHLB advances	$40,813	$24,350
Weighted average outstanding interest rate	2.58%	3.33%

Averages for the year ended:
FHLB advances	$28,013	$28,088
Average interest rate paid during the year	3.84%	3.33%
Maximum month-end balance outstanding	$67,850	$32,767

Long-term Borrowings

Long-term borrowings consist of $2.2 million of Bank Subordinated Debt and $7.5 million of Trust Preferred Capital Notes.

On June 15, 2012, WashingtonFirst Bank issued $2.5 million in subordinated debt (the “Bank Subordinated Debt”) to Community Bancapital LP (“CBC”). The Bank Subordinated Debt has a maturity of nine (9) years, is due in full on June 14, 2021, and carries an 8.00 percent interest rate with interest being paid quarterly. In connection with the issuance of the Bank Subordinated Debt, the Company issued warrants to CBC that would allow it to purchase 55,018 shares of common stock at a share price equal to $11.36. These warrants expire if not exercised on or before June 15, 2020. In recording this transaction, the warrants were valued at $0.3 million, which was treated as an increase in additional paid-in capital, and the liability associated with the Bank Subordinated Debt was recorded at $2.2 million. The $0.3 million discount on the Bank Subordinated Debt is being expensed monthly over the life of the debt.

On June 30, 2003, Alliance invested $0.3 million as common equity into a wholly-owned Delaware statutory business trust (the “Trust”). Simultaneously, the Trust privately issued $10.0 million face amount of thirty-year floating rate trust preferred capital securities (the “Trust Preferred Capital Notes”) in a pooled trust preferred capital securities offering. The Trust used the offering proceeds, plus the equity, to purchase $10.3 million principal amount of Alliances’ floating rate junior subordinated debentures due 2033 (the “Subordinated Debentures”). Both the Trust Preferred Capital Notes and the Subordinated Debentures are callable at any time. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15 percent subject to quarterly interest rate adjustments. The interest rate as of December 31, 2012 was 3.54 percent and as of December 31, 2011 was 3.70 percent.

In connection with the acquisition of Alliance on December 21, 2012, the Trust Preferred Capital Notes are guaranteed by WashingtonFirst on a subordinated basis, and were recorded on WashingtonFirst’s books at the time of the Alliance acquisition at a discounted amount of $7.5 million, which was the fair value of the instruments at the time of the acquisition. WashingtonFirst records distributions payable on the Trust Preferred Capital Notes as an interest expense in its Consolidated Statements of Operations, and the $2.5 million discount is being expensed monthly over the life of the obligation.

Under the indenture governing the Trust Preferred Capital Notes, Alliance (and now WashingtonFirst) has the right to defer payments of interest for up to twenty consecutive quarterly periods. The interest deferred under the indenture compounds quarterly at the interest rate then in effect. Beginning with the quarter ended September 30, 2009 and through December 21, 2012, Alliance elected to defer the interest payments as permitted under the indenture. As of December 31, 2012, the total amount of deferred and compounded interest owed under the indenture was $1.4 million. WashingtonFirst paid the deferred interest in full on March 8, 2013.

All or a portion of the Trust Preferred Capital Notes may be included as Tier 1 Capital in the regulatory computation of capital adequacy. Under current regulatory guidelines, the Trust Preferred Capital Notes may constitute no more than 25 percent of total Tier 1 Capital. Any amount not eligible to be counted as Tier 1 Capital is considered to be Tier 2 Capital. At December 31, 2012, the entire amount of Trust Preferred Capital Notes was considered Tier 1 Capital.

Capital Resources

Capital management consists of providing equity to support WashingtonFirst’s current and future operations. The Company is subject to capital adequacy requirements imposed by the Federal Reserve Board and WashingtonFirst Bank is subject to capital adequacy requirements imposed by the FDIC. Both the Federal Reserve Board and the FDIC have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

The risk-based capital standards issued by the Federal Reserve Board require all bank holding companies to have “Tier 1 capital” of at least 4.0% and “total risk-based” capital (Tier 1 and Tier 2) of at least 8.0% of total risk-weighted assets. “Tier 1 capital” generally includes common shareholders’ equity and qualifying perpetual preferred stock together with related surpluses and retained earnings, less deductions for goodwill and various other intangibles. “Tier 2 capital” may consist of a limited amount of intermediate-term preferred stock, a limited amount of term subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock not qualifying as Tier 1 capital, and a limited amount of the general valuation allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.”

The Federal Reserve Board has also adopted guidelines which supplement the risk-based capital guidelines with a minimum ratio of Tier 1 capital to average total consolidated tangible assets, or “leverage ratio,” of 3.0% for institutions with well diversified risk, including no undue interest rate exposure; excellent asset quality; high liquidity; good earnings; and that are generally considered to be strong banking organizations, rated composite 1 under applicable federal guidelines, and that are not experiencing or anticipating significant growth. Other banking organizations are required to maintain a leverage ratio of at least 4.0%. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets.

Pursuant to FDICIA, each federal banking agency revised its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. The Bank is subject to capital adequacy guidelines of the FDIC that are substantially similar to the Federal Reserve Board’s guidelines. Also pursuant to FDICIA, the FDIC has promulgated regulations setting the levels at which an insured institution such as the Bank would be considered “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Under the FDIC’s regulations, the Bank is classified “well-capitalized” for purposes of prompt corrective act

Both WashingtonFirst and WashingtonFirst Bank are considered “well capitalized” under the risk-based capital guidelines adopted by the federal banking regulatory agencies, and maintaining a “well capitalized” regulatory position is important for each organization. Both WashingtonFirst and WashingtonFirst Bank monitor the capital positions to ensure appropriate capital for the respective risk profile of each organization, as well as sufficient levels to promote depositor and investor confidence in the respective organizations.

Total shareholders’ equity was $101.5 million as of December 31, 2012 compared to the December 31, 2011 level of $53.5 million. The change in equity is primarily attributable to the acquisition of Alliance and the issuance of new common stock.

The following table shows WashingtonFirst Bank’s capital categories, capital ratios and the minimum capital ratios currently required by bank regulators:

	For the Year Ended December 31,
	2012	2011
	(dollars in thousands)
Tier 1 Capital:
Common stock	$71	$13,853
Capital surplus	80,460	19,286
Preferred stock	17,796	17,796
Accumulated earnings	3,226	2,618
Less: disallowed assets	(4,029)	(3,601)
Add: Trust preferred	7,468	—

Total Tier 1 Capital	$104,992	$49,952

Tier 2 Capital:
Qualifying allowance for loan losses	$6,260	$4,932
Subordinated debt	2,500	—

Total Tier 2 Capital	$8,760	$4,932

Total risk based capital	$113,752	$54,884

Risk weighted assets	$790,091	$444,752

Quarterly average assets	$640,562	$527,033

	As of December 31,
	2012	2011	Regulatory Minimum
Capital Ratios:
Tier 1 risk based capital ratio	12.65%	10.73%	4.00%
Total risk based capital ratio	13.67%	11.84%	8.00%
Leverage ratio	16.39%	9.06%	4.00%

The significant increase in Tier I capital is primarily the result of the Alliance acquisition and the issuance of common stock by WashingtonFirst. The significant increase in Tier II capital is primarily the result of the Alliance acquisition and the issuance of subordinated debt by WashingtonFirst Bank.

The regulatory risk based capital guidelines establish minimum capital levels for WashingtonFirst to be deemed “well capitalized.” The guidelines for “well capitalized” call for a leverage ratio of 5.0 percent, tier 1 risk based capital ratio of 6.0 percent and total risk based capital ratio of 10.0 percent. As of December 31, 2012, WashingtonFirst had a leverage ratio of 16.39 percent, a total risk based capital ratio of 13.67 percent, and a tier 1 risk based capital ratio of 12.65 percent, all in excess of the regulatory minimums to be “well capitalized.” WashingtonFirst Bank and WashingtonFirst continuously monitor the capital levels and the risk profile of the entities to determine if capital levels are sufficient for the risk profiles of the organization.

Liquidity

Liquidity is the ability to meet the demand for funds from depositors and borrowers as well as expenses incurred in the operation of the business. WashingtonFirst has a formal liquidity management policy and a contingency funding policy used to assist management in executing the liquidity strategies necessary for WashingtonFirst. Similar to other banking organizations, WashingtonFirst monitors the need for funds to support depositor activities and funding of loans. WashingtonFirst’s client base includes a significant number of title and escrow businesses which have more deposit inflows and outflows than a traditional commercial business relationship. WashingtonFirst maintains additional liquidity sources to support the needs of this client base. Loss of relationship officers or clients could have a material impact on WashingtonFirst’s liquidity position through a reduction in average deposits.

WashingtonFirst’s management monitors the Company’s overall liquidity position daily. WashingtonFirst has available federal funds lines with correspondent banks, reverse repurchase agreement lines with correspondent banks and FHLB advances.

As of December 31, 2012, WashingtonFirst had $224.2 million in cash and cash equivalents to support the business activities and deposit flows of its clients. WashingtonFirst maintains credit lines at the FHLB and other correspondent banks. As of December 31, 2012, the WashingtonFirst had a total credit line of $119.2 million with the FHLB with an unused portion of $78.4 million. Borrowings with the FHLB have certain collateral requirements and are subject to disbursement approval by the FHLB. As of December 31, 2012, the WashingtonFirst also had $34.5 million in unsecured borrowing capacity from correspondent banks. As of December 31, 2012, the WashingtonFirst did not have any outstanding borrowings from its correspondent banks. All borrowings from correspondent banks are subject to disbursement approval. In addition to the borrowing capacity described above, WashingtonFirst may sell investment securities, loans and other assets to generate additional liquidity. WashingtonFirst believes that it has sufficient liquidity to protect depositors, provide for business growth and comply with regulatory requirements.

Concentrations

Substantially all of WashingtonFirst’s loans, commitments and standby letters of credit have been granted to customers located in the greater Washington, D.C. metropolitan area. WashingtonFirst’s overall business includes a significant focus on real estate activities, including real estate lending, title companies and real estate settlement businesses. As of December 31, 2012, commercial real estate loans were 54.2 percent of the total loan portfolio, construction and development loans were 12.2 percent of the total loan portfolio and residential real estate loans were 16.8 percent of the total loan portfolio. In addition, a substantial portion of our non-interest bearing deposits is generated by our title and escrow company clients. See “Item 1A. Risk Factors – Risks Associated With WashingtonFirst’s Business – WashingtonFirst’s profitability depends significantly on local economic conditions.”

Off-Balance Sheet Arrangements

WashingtonFirst enters into certain off-balance sheet arrangements in the normal course of business to meet the financing needs of customers. These off-balance sheet arrangements include commitments to extend credit, standby letters of credit and financial guarantees which would impact the overall liquidity and capital resources to the extent customers accept and/or use these commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. With the exception of these off-balance sheet arrangements, we have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, as well as other periodic reports filed with the SEC, and written or oral communications made from time to time by or on behalf of WashingtonFirst, may contain statements relating to future events or future results and their effects that are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “intend” and “potential,” or words of similar meaning, or future or conditional verbs such as “should,” “could,” or “may” or the negative of those terms or other variations of them or comparable terminology. Forward-looking statements include statements of WashingtonFirst’s goals, intentions and expectations; statements regarding its business plans, prospects, growth and operating strategies; statements regarding the quality of its loan and investment portfolios; and estimates of its risks and future costs and benefits.

Forward-looking statements reflect our expectation or prediction of future conditions, events or results based on information currently available. These forward-looking statements are subject to significant risks and uncertainties that may cause actual results to differ materially from those in such statements. These risk and uncertainties include, but are not limited to, the risks identified in Item 1A of this report and the following:

•

the risk that the businesses of WashingtonFirst and Alliance will not be integrated successfully, or such integration may be more difficult, time-consuming or costly than expected, resulting in less revenue or cost savings than expected, or higher deposit attrition and customer losses than expected;

•	competition among financial services companies may increase and adversely affect operations of WashingtonFirst;

•	changes in the level of nonperforming assets and charge-offs;

•	changes in the availability of funds resulting in increased costs or reduced liquidity;

•	changes in accounting policies, rules and practices;

•	changes in the assumptions underlying the establishment of reserves for possible loan losses and other estimates;

•	impairment concerns and risks related to WashingtonFirst’s investment portfolio, and the impact of fair value accounting, including income statement volatility;

•	changes in the interest rate environment and market prices may reduce WashingtonFirst’s net interest margins, asset valuations and expense expectations;

•	general business and economic conditions in the markets WashingtonFirst serve change or are less favorable than expected;

•	legislative or regulatory changes adversely affect WashingtonFirst’s businesses;

•	fiscal and regulatory policies of the United States government;

•	reactions in financial markets related to potential or actual downgrades in the sovereign credit rating of the United States and the budget deficit or national debt of the United States government;

•	changes in the way the FDIC insurance premiums are assessed;

•	changes in business conditions and inflation;

•	personal or commercial customers’ bankruptcies increase;

•	changes occur in the securities markets; and,

•	technology-related changes are harder to make or more expensive than expected.

Forward-looking statements speak only as of the date of this report. WashingtonFirst does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of this report or to reflect the occurrence of unanticipated events except as required by federal securities laws.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is defined as the sensitivity of income, fair market values and capital to changes in interest rates, foreign currency exchange rates, commodity prices and other relevant market prices and rates. The primary market risk that WashingtonFirst is exposed to is interest rate risk inherent in our lending, deposit taking and borrowing activities. Substantially all of our interest rate risk arises from these activities entered into for purposes other than trading.

The principal objective of our asset/liability management, or “ALM,” is to manage the sensitivity of net income to changing interest rates. ALM is governed by a policy approved annually by our board of directors. Our board of directors has delegated the oversight of the administration to the bank’s asset/liability committee. The overall interest rate risk position and strategies are reviewed by executive management and the bank’s board of directors on an ongoing basis.

Short-Term Interest Rate Risk: Net Interest Income Sensitivity (“NII”)

WashingtonFirst engages an outside consulting firm to model its short-term and long-term interest rate risk profile. The model includes basic business assumptions, interest rates, repricing information and other relevant market data necessary to project our interest rate risk. The board of directors has established interest rate risk limits for both short-term and long-term interest rate exposure. On a periodic basis, management reports to the board of directors on WashingtonFirst’s base interest rate risk profile and expectations of changes in the profiles based on certain interest rate shocks.

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

As part of its interest rate risk management, the Company typically uses the trading and investment portfolio and its wholesale funding instruments to balance its interest rate exposure. There is no guarantee that the risk management techniques and balance sheet management strategies the Company employs will be effective in periods of rapid rate movements or extremely volatile periods. The Company believes its strategies are prudent and within its policy guidelines in the base case of its modeling efforts as of December 31, 2012.

Since WashingtonFirst’s actual balance sheet movement is not static (maturing and repayment dollars being rolled back into like instruments for new terms at current market rates), these changes in net interest income are indicative only of the magnitude of interest rate risk in the balance sheet. These changes do not take into account actions we may take in response to changes in interest rates, and are not necessarily reflective of the income WashingtonFirst would actually receive.

The ALM model results for December 31, 2012 are shown in the table below. Assuming an immediate upward shift in market interest rates of 100 basis points and a static balance sheet, the results indicate the Company would expect net interest income to increase over the next twelve months by 5.0 percent. Assuming a shift downward of 100 basis points, the Company would expect net interest income to increase over the next twelve months by 3.9 percent.

The table below shows ALM model results under various interest rate shocks:

	Percentage Change in EVE and NII from Base Case
	As of December 31,
Interest	2012		2011
Rate Shocks	NII	EVE	NII	EVE
+200 bp	11.0%	15.0%	2.0%	-6.0%
+100 bp	5.0%	8.7%	1.0%	-3.0%
-100 bp	3.9%	-10.1%	6.0%	-8.0%

Long-Term Interest Rate Risk: Economic Value of Equity (“EVE”)

The economic value of equity process models the cash flows of financial instruments to maturity. The model incorporates growth and pricing assumptions to develop a baseline EVE. The interest rates used in the model are then shocked for an immediate increase or decrease in interest rates. The results of the shocked model are compared to the baseline results to determine the percentage change in EVE under the various scenarios. The resulting percentage change in EVE is an indication of the longer term repricing risk and options embedded in the balance sheet.

Item 8.	Financial Statements and Supplementary Data

Report Of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

WashingtonFirst Bankshares, Inc.

Reston, Virginia

We have audited the accompanying consolidated balance sheets of WashingtonFirst Bankshares, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WashingtonFirst Bankshares, Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Richmond, Virginia

March 22, 2013

WashingtonFirst Bankshares, Inc.

Consolidated Balance Sheets

As of December 31, 2012 and 2011

	As of December 31,
	2012	2011
	(in thousands)
Assets:
Cash and cash equivalents:
Cash and due from bank balances	$4,521	$1,560
Federal funds sold	208,476	52,967
Interest bearing balances	11,210	17,794

Cash and cash equivalents	224,207	72,321
Investment securities, available-for-sale, at fair value	134,598	57,336
Other equity securities	3,623	2,141
Loans:
Loans held for investment, at amortized cost	753,355	419,937
Allowance for loan losses	(6,260)	(4,932)

Total loans, net of allowance	747,095	415,005
Premises and equipment, net	3,519	2,492
Goodwill	3,601	3,601
Deferred tax asset, net	11,419	2,682
Accrued interest receivable	3,424	1,722
Other real estate owned	3,294	615
Bank-owned life insurance	5,010
Other assets	8,028	1,547

Total Assets	$1,147,818	$559,462

Liabilities and Shareholders’ Equity:
Liabilities:
Non-interest bearing deposits	$294,439	$141,105
Interest bearing deposits	678,221	337,896

Total deposits	972,660	479,001
Other borrowings	14,428	—
FHLB advances	40,813	24,350
Long-term borrowings	9,682	—
Accrued interest payable	2,012	476
Other liabilities	6,703	2,158

Total Liabilities	1,046,298	505,985

Shareholders’ Equity:
Preferred stock:
Series D - 17,796 shares issued and outstanding, 1% dividend	89	89
Additional paid-in capital - preferred	17,707	17,707
Common stock:
Common Stock Voting, $0.01 and $5.00 par value, respectively, 50,000,000 shares authorized, 6,099,629 and 2,770,653 shares outstanding, respectively	61	13,853
Common Stock Non-Voting, $0.01 par value, 10,000,000 shares authorized, 1,044,152 shares outstanding	10	—
Additional paid-in capital - common	80,460	19,286
Accumulated earnings	3,226	2,618
Accumulated other comprehensive loss	(33)	(76)

Total Shareholders’ Equity	101,520	53,477

Total Liabilities and Shareholders’ Equity	$1,147,818	$559,462

See accompanying Notes to Consolidated Financial Statements.

WashingtonFirst Bankshares, Inc.

Consolidated Statements of Operations

Years ended December 31, 2012 and 2011

	For the Year Ended December 31,
	2012	2011
	(in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$26,305	$22,814
Interest and dividends on investments	1,571	1,573

Total interest income	27,876	24,387
Interest expense:
Interest on deposits	4,074	4,073
Interest on borrowings	875	936

Total interest expense	4,949	5,009

Net interest income	22,927	19,378
Provision for loan losses	3,225	2,301

Net interest income after provision for loan losses	19,702	17,077
Non-interest income:
Service charges on deposit accounts	474	466
Gain on acquisition	2,497	—
Other operating income	913	681
Gains on sale of available-for-sale investment securities	—	12

Total non-interest income	3,884	1,159
Non-interest expense:
Compensation and employee benefits	8,441	7,656
Premises and equipment	2,729	2,292
Merger expenses	4,858	—
Other operating expenses	4,150	3,887

Total other expenses	20,178	13,835

Income before provision income taxes	3,408	4,401
Provision for income taxes	1,173	1,794

Net income	2,235	2,607
Preferred stock dividends and accretion	(178)	(677)

Net income available to common shareholders	$2,057	$1,930

Earnings per common share:
Basic earnings per common share	$0.63	$0.67
Fully diluted earnings per common share	$0.62	$0.65

See accompanying Notes to Consolidated Financial Statements.

WashingtonFirst Bankshares, Inc.

Consolidated Statements of Comprehensive Income

Years ended December 31, 2012 and 2011

	For the Year Ended December 31,
	2012	2011
	(in thousands)
Net income	$2,235	$2,607
Other comprehensive income, net of tax:
Net unrealized holding gains	43	862
Reclassification adjustment for realized gains	—	(17)

Net change from available-for-sale securities (1)	43	845

Comprehensive income	$2,278	$3,452

(1)	Unrealized gains on available for sale securities is shown net of income tax expense of $27,000 and $0.1 million for the years ended December 31, 2012 and 2011, respectively.

See accompanying Notes to Consolidated Financial Statements.

WashingtonFirst Bankshares, Inc.

Consolidated Statements Changes in Shareholder Equity

Years ended December 31, 2012 and 2011

	For the Year Ended December 31,
	2012		2011
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Preferred stock:
Balance, beginning of period	17,796	$89	13,807	$69
Retirement of Series A, B and C preferred stock	—	—	(13,807)	(69)
Issuance of Series D preferred stock	—	—	17,796	89

Balance, end of period	17,796	$89	17,796	$89

Additional paid-in capital - preferred:
Balance, beginning of period		$17,707		$13,534
Retirement of Series A, B and C preferred stock		—		(13,534)
Issuance of Series D preferred stock		—		17,707

Balance, end of period		$17,707		$17,707

Common stock:
Balance, beginning of period	2,770,653	$13,853	2,757,803	$13,789
Exercise of stock options	—	—	800	4
Change in par value - $5.00 to $0.01	—	(13,826)	—	—
Issuance of stock related to Alliance acquisition	1,812,933	18	—	—
Issuance of stock	2,395,808	24	—	—
Issuance of restricted stock	26,514	—	12,050	60
Common stock dividends	137,873	2	—	—

Balance, end of period	7,143,781	$71	2,770,653	$13,853

Additional paid-in capital - common:
Balance, beginning of period		$19,286		$18,963
Exercise of stock options		—		323
Change in par value - $5.00 to $0.01		13,826		—
Issuance of stock related to Alliance acquisition		20,141		—
Issuance of stock		25,153		—
Warrants issued for sub-debt		305		—
Common stock dividends		1,446		—
Stock compensation expense		303		—

Balance, end of period		$80,460		$19,286

Accumulated earnings:
Balance, beginning of period		$2,618		$688
Net income		2,235		2,607
Preferred stock dividends		(178)		(473)
Accretion of preferred stock discount		—		(204)
Common stock dividends		(1,448)		—
Common stock cash dividends		(1)		—

Balance, end of period		$3,226		$2,618

Accumulated other comprehensive income:
Balance, beginning of period		$(76)		$(921)
Change in unrealized gain on available-for-sale securities, net of tax and reclassification adjustments		43		845

Balance, end of period		$(33)		$(76)

Total Shareholders’ Equity		$101,520		$53,477

See accompanying Notes to Consolidated Financial Statements.

WashingtonFirst Bankshares, Inc.

Consolidated Statements of Cash Flows

Years ended December 31, 2012 and 2011

	For the Year Ended December 31,
	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$2,235	$2,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	776	455
Gain on sale of available-for-sale investment securities	—	(12)
Gain on sale of other real estate owned	(73)	(16)
Provision for loan losses	3,225	2,301
Write-down of other real estate owned	308	—
Earnings on bank-owned life insurance	(10)	—
Gain on acquisition of Alliance	(2,497)	—
Deferred income taxes	(790)	—
Discount on available-for-sale investment securities	461	324
Stock based compensation	303	319
Net change in:
Interest receivable	(1,702)	(327)
Other assets	1,244	1,592
Interest payable	1,536	(172)
Other liabilities	374	1,069

Net cash provided by operating activities	5,390	8,140
Cash flows from investing activities:
Net cash received in Alliance acquisition	115,452	—
Purchase of available-for-sale securities	(18,378)	(26,096)
Proceeds from paydowns, maturities and call of available-for-sale securities	15,474	15,602
Net increase in loans	(68,532)	(91,299)
Purchase of bank-owned life insurance	(5,000)	—
Net (increase)/decrease in FHLB stock	(1,276)	299
Purchases of CBB	(206)	—
Proceeds from sale of real estate owned	923	—
Purchases of premises and equipment, net	(771)	(630)

Net cash provided by/(used in) investing activities	37,686	(102,124)
Cash flows from financing activities:
Net increase in deposits	93,523	125,183
Net decrease in FHLB advances	(12,500)	(8,500)
Net increase in other borrowings	259	—
Net increase in subordinated debt	2,530	—
Proceeds from issuance of common stock, net	25,177	8
Proceeds from issuance of preferred stock, net	—	3,838
Dividends paid - cash portion for fractional shares on 5% dividend	(1)	—
Preferred stock dividends paid	(178)	(473)

Net cash provided by financing activities	108,810	120,056

Net increase in cash and cash equivalents	151,886	26,072
Cash and cash equivalents at beginning of period	72,321	46,249

Cash and cash equivalents at end of period	$224,207	$72,321

See accompanying Notes to Consolidated Financial Statements.

WashingtonFirst Bankshares, Inc.

Notes to the Consolidated Financial Statements

Years Ended December 31, 2012 and 2011

1.	ORGANIZATION

WashingtonFirst Bankshares Inc. (“WashingtonFirst” or the “Company”) was organized in 2009 under the laws of the Commonwealth of Virginia as a bank holding company. WashingtonFirst is the parent company of WashingtonFirst Bank (the “Bank”), which was organized in 2004 under the laws of Washington, D.C. to operate as a commercial bank. In 2007, WashingtonFirst Bank converted its charter to the Commonwealth of Virginia. WashingtonFirst Bank is headquartered in Reston, Virginia and serves the greater Washington, D.C. metropolitan area. WashingtonFirst’s primary market is significantly impacted by the federal government, and is characterized by a highly educated work force, a diverse economy and a median household income that is one of the highest in the nation.

On December 21, 2012, WashingtonFirst completed its acquisition of Alliance Bankshares Corporation (“Alliance”), and Alliance’s wholly owned bank subsidiary Alliance Bank Corporation (“Alliance Bank”). For more information regarding the acquisition of Alliance, see Note 3 – Acquisition of Alliance Bankshares Corporation.

2.	SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of WashingtonFirst conform with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”). The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities (including, but not limited to, the allowance for loan losses, reserve for losses, other-than-temporary impairment of investment securities and fair value measurements) as of the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The following are the significant accounting policies that WashingtonFirst follows in preparing and presenting its consolidated financial statements:

(a)	Basis of Presentation

The accompanying consolidated financial statements include the accounts of WashingtonFirst Bank Shares, Incorporated and its wholly-owned subsidiary WashingtonFirst Bank. All significant inter-company accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to predominant practices within the banking industry.

(b)	Cash and Cash Equivalents and Statements of Cash Flows

For purposes of the statements of cash flows, cash and cash equivalents consists of cash and due from banks, interest bearing balances and federal funds sold. The Bank maintains deposits with other commercial banks in amounts that may exceed federal deposit insurance coverage. Management regularly evaluates the credit risk associated with these transactions and believes that the Bank is not exposed to any significant credit risks on cash and cash equivalents. The Bank is required to maintain certain average reserve balances with the Federal Reserve Bank of Richmond. Those balances include usable vault cash and amounts on deposit with the Federal Reserve Bank of Richmond. The Bank had no compensating balance requirements or required cash reserves with correspondent banks as of December 31, 2012.

The Bank maintains interest bearing balances at other banks to help ensure sufficient liquidity and provide additional return versus overnight Federal Funds. These balances are time deposits in FDIC insured institutions. All balances are fully insured by the FDIC.

The following table sets forth information regarding certain cash and non-cash transactions for the years ended December 31, 2012 and 2011:

	For the Year Ended December 31,
	2012	2011
	(in thousands)
Cash paid during the period for:
Interest paid on interest-bearing deposits	$4,193	$4,105
Income taxes paid	2,152	1,350
Non-cash activity:
Loans converted into other real estate owned	1,511	1
Non-cash activity resulting from acquisition of Alliance:
Common shares issued:
Common shares issued (1,812,933 shares)	20,160	—
Assets acquired:
Cash and cash equivalents	121,228	—
Investment securities	74,750	—
Loans, net of unearned income	268,294	—
Premises and equipment, net	813	—
Deferred income taxes	9,174	—
Core deposit tangible	430	—
Other real estate owned	2,326	—
Other assets	6,326	—
Liabilities assumed:
Deposits	400,136	—
FHLB advances	28,976	—
Other borrowings	21,626	—
Other liabilities	4,170	—

(c)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the fair values and impairments of financial instruments, the status of contingencies and the valuation of deferred tax assets and goodwill.

(d)	Investment Securities

The Bank maintains an investment securities portfolio to help ensure sufficient liquidity and provide additional return versus overnight Federal Funds and interest bearing balances. Securities that management has both the positive intent and ability to hold to maturity are classified as “held to maturity” and are recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. All securities were classified as available-for-sale at December 31, 2012 and 2011.

The estimated fair value of the portfolio fluctuates due to changes in market interest rates and other factors. Securities are monitored to determine whether a decline in their value is other-than-temporary. Management evaluates the investment portfolio on a quarterly basis to determine the collectability of amounts due per the contractual terms of the investment security.

(e)	Other-than-Temporary Impairments

The Company evaluates all securities in its investment portfolio for other- than-temporary impairments. A security is generally defined to be impaired if the carrying value of such security exceeds its estimated fair value. Based on the provisions of ASC 320, a security is considered to be other-than- temporarily impaired if the present value of cash flows expected to be collected is less than the security’s amortized cost basis (the difference being defined as the credit loss) or if the fair value of the security is less than the securities amortized cost basis and the investor intends, or more-likely-than-not will be required to sell the security before recovery of the security’s amortized cost basis. The charge to earnings is limited to the amount of credit loss if the investor does not intend, and is more-likely-than-not that it will not be required, to sell the security before recovery of the security’s amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive income, net of applicable taxes. In certain instances, as a result of the other-than-temporary impairment analysis, the recognition or accrual of interest will be discontinued and the security will be placed on non-accrual status.

(f)	Equity Securities

Restricted stock, such as FHLB stock and Bankers’ Bank (correspondence banks) stock, is carried at cost. As a member of the Federal Home Loan Bank of Atlanta (FHLB), the Bank is required to purchase and maintain stock in the FHLB in an amount equal to 4.5 percent of aggregate outstanding advances in addition to the membership stock requirement of 0.2 percent of the Bank’s total assets. Unlike other types of stock, FHLB stock and Banker’s Bank stock is acquired primarily for the right to receive advances and loan participations rather than for the purpose of maximizing dividends or stock growth. No ready market exists for the FHLB stock and Bankers’ Bank stock, and they have no quoted market value.

(g)	Loans

The Company grants commercial, real estate, and consumer loans to customers in the community in greater Washington, DC Metropolitan area. The loan portfolio is well diversified and generally is collateralized by assets of the customers. The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers. The ability of the Company’s debtors to honor their loan contracts is dependent upon the real estate and general economic conditions in the Company’s market area. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances less the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Consumer loans and other loans are typically charged off no later than 180 days past due. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on non-accrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

(h)	Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) ASC 450-10, which requires that losses be accrued when they are probable of occurring and estimable and (ii) ASC 310-10, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

An allowance is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance represents an amount that, in management’s judgments will be adequate to absorb any losses on existing loans that may become uncollectible. Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans while taking into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions which may affect a borrower’s ability to repay, overall portfolio quality, and review of specific potential losses. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard or special mention. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer loans for impairment disclosures.

(i)	Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Premises and equipment are depreciated over their estimated useful lives; leasehold improvements are amortized over the lives of the respective leases or the estimated useful life of the leasehold improvement, whichever is less. Depreciation is computed using the straight-line method over the lesser of the estimated useful life or the remaining term of the lease for leasehold improvements; and 3 to 15 years for furniture, fixtures, and equipment. Costs of maintenance and repairs are expensed as incurred; improvements and betterments are capitalized. When items are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts and any resulting gains or losses are included in the determination of net income.

(j)	Leases

The Bank leases certain buildings under operating leases with terms greater than one year and with minimum lease payments associated with these agreements. Rent expense is recognized on a straight-line basis over the expected lease term in accordance with ASC 840. Within the provisions of certain leases, there are predetermined fixed escalations of the minimum rental payments over the base lease term (none of the leases contain lease concessions, including capital improvement funding, or contingent rental clauses). The effects of the escalations have been reflected in rent expense on a straight-line basis over the lease term, and the difference between the recognized rental expense and the amounts payable under the lease is recorded as deferred lease payments. The amortization period for leasehold improvements is the term used in calculating straight-line rent expense or their estimated economic life, whichever is shorter.

(k)	Other Real Estate Owned

Real estate properties acquired through loan foreclosures are recorded initially at fair value, less expected sales costs. Subsequent valuations are performed by management, and the carrying amount of a property is adjusted by a charge to expense to reflect any subsequent declines in estimated fair value. Fair value estimates are based on recent appraisals and current market conditions. Gains or losses on sales of real estate owned are recognized upon disposition.

(l)	Income Taxes

The provision for income taxes is based on the results of operations, adjusted primarily for tax-exempt income. Certain items of income and expense are reported in different periods for financial reporting and tax return purposes. Deferred tax assets and liabilities are determined based on the differences between the consolidated financial statement and income tax basis of assets and liabilities measured by using the enacted tax rates and laws expected to be in effect when the timing differences are expected to reverse. Deferred tax expense or benefit is based on the difference between deferred tax asset or liability from period to period. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50 percent likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company and the Bank are subject to U.S. federal income tax and Commonwealth of Virginia tax. The Company is no longer subject to examination by Federal or State taxing authorities for the years before 2008. At December 31, 2012 and December 31, 2011 the Company did not have any unrecognized tax benefits. The Company does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense. At December 31, 2012 and December 31, 2011, the Company does not have any amounts accrued for interest and/or penalties.

(m)	Stock-Based Compensation Plans

Under ASC 718, Compensation- Stock Compensation, the Company recognizes compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides services in exchange for the award. Compensation cost is measured based on the fair value of the equity instrument issued at the date of grant.

(n)	Valuation of Long-Lived Assets

The Company accounts for the valuation of long-lived assets under ASC 205-20, which requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reportable at the lower of the carrying amount or the fair value, less costs to sell.

(o)	Transfer of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when 1) the assets have been isolated from the Company, 2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and 3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

(p)	Earnings Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding, which includes both voting and non-voting common shares outstanding. Diluted earnings (loss) per common share is computed by dividing applicable net income (loss) by the weighted average number of common shares outstanding and any dilutive potential common shares and dilutive stock options. It is assumed that all dilutive stock options are exercised at the beginning of each period and that the proceeds are used to purchase shares of the Company’s common stock at the average market price during the period. Per share information has been retroactively adjusted to give effect to a 5 percent stock dividend that occurred subsequent to year end.

(q)	Goodwill

Goodwill represents the excess of purchase price over fair value of net assets and liabilities acquired. Under ASC 350-10 (formerly known as SFAS 142 “Goodwill and Other Intangible Assets”), goodwill is not amortized over an estimated life, but rather it is evaluated at least annually for impairment by comparing its fair value with its recorded amount and is written down when appropriate. Projected net operating cash flows are compared to the carrying amount of the goodwill recorded and if the estimated net operating cash flows are less than the carrying amount, a loss is recognized to reduce the carrying amount to fair value. There was no impairment of goodwill in 2012 or 2011. For more information regarding Goodwill see Note 10—Intangible Assets.

(r)	Recent Accounting Pronouncements

In April 2011, the FASB amended existing guidance to assist creditors in determining whether a modification of the terms of a receivable meets the definition of a troubled debt restructuring (“TDR”). The guidance does not change previous standards that a restructuring of debt constitutes a TDR “if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider,” but provides clarification on determining whether a debtor is in financial difficulty and if a concession was granted. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and should be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The adoption of this guidance did not have a material effect on the Corporation’s consolidated financial statements or results of operations.

In April 2011, the FASB issued ASU No. 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements”. The guidance simplifies the accounting for financial assets transferred under repurchase agreements and similar arrangements and increases the number of transfers to be accounted for as secured borrowings as opposed to sales. The amended guidance is effective prospectively for new transfers and existing transactions modified as of the first interim or annual period beginning on or after December 15, 2011. Repurchase agreements are offered through a commercial banking sweep product as a short-term investment opportunity for customers. All such arrangements are considered typical of the banking industry and are accounted for as borrowings. The Corporation adopted this guidance beginning with first quarter 2012 financial reporting; there was no material impact upon adoption.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The Corporation will adopt ASU 2011-04, which generally aligns the principles of fair value measurements with International Financial Reporting Standards (IFRSs), in its consolidated financial statements in the first quarter 2012. The provisions of ASU 2011-04 clarify the application of existing fair value measurement requirements, and expand the disclosure requirements for fair value measurements. While the provisions of ASU 2011-04 will increase the Corporation’s fair value disclosures the Corporation does not expect the adoption of ASU 2011-04 to have a material effect on the Corporation’s financial condition and results of operations.

In June 2011, the FASB issued ASU No. 2011-5, “Presentation of Comprehensive Income” (Topic 220): This update amended existing guidance relating to presentation of other comprehensive income in a convergence effort with international accounting standards. This guidance eliminates the option to present the components of comprehensive income as a part of the statement of changes in stockholders’ equity and requires a consecutive presentation of net income and other comprehensive income, and a reconciliation of the components of other comprehensive income. Similar to the requirements of existing guidance, entities are required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and other comprehensive income are presented. Although portions of this update related to the reclassification of adjustments out of other comprehensive income were deferred in December 2011, the amendments in this guidance should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted and the amendments do not require any transition disclosures. The adoption of this guidance did not have a material effect on the Corporation’s consolidated financial statements or results of operations.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities”. This guidance eliminates offsetting of financial instruments disclosure differences between GAAP and IFRS. New disclosures will be required for recognized financial instruments, such as derivatives, repurchase agreements, and reverse repurchase agreements, that are either (1) offset on the balance sheet in accordance with the FASB’s offsetting guidance or (2) subject to an enforceable master netting arrangement or similar agreement, regardless of whether they are offset in accordance with the FASB’s offsetting guidance. The objective of the new disclosure requirements is to enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. This amended guidance will be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of this guidance, which involves disclosure only, will not impact the Corporation’s consolidated financial position, results of operations, or cash flows.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” which is related to the impairment of indefinite-lived intangible assets. The guidance simplifies how entities test indefinite-lived intangible assets, other than goodwill, and is similar to the new qualitative impairment test for goodwill. The guidance allows entities to elect to first perform qualitative tests to determine the likelihood that the indefinite-lived intangible asset’s fair value is less than its carrying value. If it is determined that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, the entity would then perform the first step of the goodwill impairment test. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance is not expected to have a material impact to the consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income”. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements. The provisions of ASU 2013-02 are effective for periods beginning after December 15, 2012, with prospective application to transactions or modifications of existing transactions that occur on or after the effective date. Upon adoption of the provisions of ASU 2013-02 on January 1, 2013, the Corporation will revise its financial statements and disclosures accordingly.

(s)	Reclassifications

Certain reclassifications of prior year information were made to conform to the 2012 presentation.

3.	ACQUISITION OF ALLIANCE BANKSHARES CORPORATION

On December 21, 2012, the Company completed its acquisition of Alliance pursuant to the Agreement and Plan of Reorganization, dated May 3, 2012, as amended, between the Company and Alliance (the “merger agreement”). Alliance was headquartered in Chantilly, Virginia, and engaged in banking operations through its subsidiary bank, Alliance Bank. The merger expanded WashingtonFirst’s presence in the greater Washington, D.C. metropolitan area with five additional branches to give WashingtonFirst 15 branch locations.

As a Pursuant to the terms of the merger agreement, as a result of the merger, the holders of shares of Alliance common stock received, at their election, either 0.4435 shares of the Company’s common stock or cash in the amount of $5.30 for each share of Alliance common stock owned by them, provided that cash elections were limited to 20 percent of all of the shares of Alliance common stock outstanding. Because the holders of Alliance common stock collectively elected to receive cash for more than 20 percent of the Alliance common stock outstanding, the cash elections were subject to proration in accordance with the terms of the merger agreement.

As a condition of the merger agreement of WashingtonFirst and Alliance, WashingtonFirst agreed to raise at least $20.0 million of qualifying regulatory capital. Consequently, in connection with the merger and pursuant to private placements of its common stock and Series A non-voting common stock, the Company generated aggregate gross proceeds of approximately $27.1 million new equity capital from individual and institutional investors. Participants in the private placements purchased the Company’s common stock and Series A non-voting common stock at $11.30 per share, which represented the pro forma tangible book value of the Company’s common stock immediately after the consummation of the merger, as calculated in accordance with the investment agreements with the private placement participants. The private placements resulted in the issuance of 1,351,656 shares of the Company’s common stock and 1,044,152 shares of the Company’s Series A non-voting common stock.

The acquisition with Alliance was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the merger date. The excess of fair value of net assets acquired over consideration paid was recorded as a gain on acquisition of $2.5 million. The Company also recorded $0.4 million in core deposit intangibles which will be amortized over nine years using a declining balance method.

In connection with the merger, the consideration paid, and the fair value of identifiable assets acquired and liabilities assumed as of the acquisition date are summarized in the following table:

Bargain Purchase Gain on Acquisition of Alliance
Amount
(in thousands)
Consideration paid:
Common shares issued (1,812,933 shares)	$20,160
Cash paid to shareholders	5,597
Fair value of options	179

Value of consideration	25,936

Assets acquired:
Cash and cash equivalents	121,228
Investment securities	74,750
Loans, net of unearned income	268,294
Premises and equipment, net	813
Deferred income taxes	9,174
Core deposit tangible	430
Other real estate owned	2,326
Other assets	6,326

Total assets	483,341

Liabilities assumed:
Deposits	400,136
FHLB advances	28,976
Other borrowings	21,626
Other liabilities	4,170

Total liabilities	454,908

Net assets acquired	28,433

Bargain purchase gain	$(2,497)

In many cases, the fair values of assets acquired and liabilities assumed were determined by estimating the cash flows expected to result from those assets and liabilities and discounting them at appropriate market rates. The most significant category of assets for which this procedure was used was that of acquired loans. The Company acquired the $268.3 million loan portfolio. The excess of expected cash flows above the fair value of the performing portion of loans will be accreted to interest income over the remaining lives of the loans in accordance with FASB Accounting Standards Codification (“ ASC”) 310-20 (formerly SFAS 91).

Certain loans, those for which specific credit-related deterioration since origination was identified, are recorded at fair value, reflecting the present value of the amounts expected to be collected. Income recognition on these loans is based on reasonable expectation about the timing and amount of cash flows to be collected. Acquired loans deemed impaired and considered collateral dependent, with the timing of the sale of loan collateral indeterminate, remain on non-accrual status and have no accretable yield.

The following tables details the acquired loans that are accounted for in accordance with FASB ASC 310-30 as of December 21, 2012:

Amount
(in thousands)
Contractually required principal and interest at acquisition	$351,646
Contractual cash flows not expected to be collected (nonaccretable difference)	39,655

Expected cash flows at acquisition	311,991
Interest component of expected cash flows (accretable discount)	43,697

Fair value of acquired loans accounted for under FASB ASC 310-30	$268,294

In accordance with U.S. GAAP, there was no carryover of the allowance for loan losses that had been previously recorded by Alliance.

In connection with the merger with Alliance, the Company acquired an investment portfolio with a fair value of $74.8 million. The fair value of the investment portfolio was determined by taking into account market prices obtained from independent valuation sources.

In connection with the merger with Alliance, the Company recorded a deferred income tax asset of $9.2 million related to Alliance’s valuation allowance on foreclosed real estate and bad debt expenses, as well as other tax attributes of the acquired company, along with the effects of fair value adjustments resulting from applying the acquisition method of accounting.

In connection with the merger with Alliance, the Company acquired other real estate owned with a fair value of $2.3 million. Other real estate owned was measured at fair value less cost to sell.

In connection with the merger with Alliance, the Company acquired premises and equipment with a fair value of $0.8 million. Property appraisals for all owned locations were obtained. The fair value adjustment will be amortized as expense over the remaining lives of the properties. The Company also acquired several lease obligations in connection with the merger. The unfavorable lease position will be amortized over the remaining lives of the leases.

The fair value of savings and transaction deposit accounts acquired from Alliance was assumed to approximate their carrying value as these accounts have no stated maturity and are payable on demand. Certificates of deposit accounts were valued by comparing the contractual cost of the portfolio to an identical portfolio bearing current market rates. The portfolio was segregated into pools based on segments: retail, individual retirement accounts brokered, and Certificate of Deposit Account Registry Service (often referred to as CDARs). For each segment, the projected cash flows from maturing certificates were then calculated based on contractual rates and prevailing market rates. The valuation adjustment for each segment is equal to the present value of the difference of these two cash flows, discounted at the assumed market rate for a certificate with a corresponding maturity. This valuation adjustment will be accreted to reduce interest expense over the remaining maturities of the respective pools.

The fair value of the Federal Home Loan Bank of Atlanta (“FHLB”) advances was determined based on the discounted cash flows of future payments. This adjustment to the face value of the borrowings will be amortized to increase interest expense over the remaining lives of the respective borrowings.

The fair value of junior subordinated debentures (Other Borrowings) was determined based on the fair value of similar debt or equity instruments with reasonably comparable terms. This adjustment to the face value of the borrowings will be amortized to increase interest expense over the remaining lives of the respective borrowings.

Direct costs related to the acquisition were expensed as incurred. During 2012, the Company incurred $1.2 million in net one-time merger and acquisition integration expenses related to its acquisition of Alliance Bankshares.

4.	CASH AND DUE FROM BANK BALANCES

Regulation D of the Federal Reserve Act requires that banks maintain noninterest reserve balance with the Federal Reserve Bank based principally on the type and amount of their deposits. During 2012, the Bank maintained balances at the Federal Reserve (in addition to vault cash) to meet the reserve requirements as well as balances to partially compensate for services provided by the Federal Reserve Bank. The Bank has an interest bearing account with the Federal Home Loan Bank and maintains eight non-interest bearing accounts with domestic correspondents to off-set the cost of services they provide to the Bank for maintaining an account with them. In addition, the Bank has $11.0 million in short term investments in the form of certificates of deposits with FDIC insured banks. All balances were fully FDIC insured as of December 31, 2012 and 2011.

5.	INVESTMENT SECURITIES

The following tables present the amortized cost and fair values of WashingtonFirst’s available-for-sale investment securities as of December 31, 2012 and 2011:

	December 31, 2012
	Available-for-Sale Securities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasuries	$5,000	$—	$—	$5,000
U.S. Government Agencies	26,208	372	(10)	26,570
Mortgage Back Securities	25,708	292	(41)	25,959
Collateralized Mortgage Obligations	56,184	109	(34)	56,259
Asset-Backed Debt Securities	2,589	—	(2,483)	106
Municipal Securities	19,514	1,190	—	20,704

Total available-for-sale securities	$135,203	$1,963	$(2,568)	$134,598

	December 31, 2011
	Available-for-Sale Securities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Government Agencies	$24,030	$576	$—	$24,606
Mortgage Back Securities	12,932	258	(11)	13,179
Collateralized Mortgage Obligations	7,823	69	—	7,892
Asset-Backed Debt Securities	2,548	—	(2,480)	68
Municipal Securities	10,678	915	(2)	11,591

Total available-for-sale securities	$58,011	$1,818	$(2,493)	$57,336

WashingtonFirst did not recognize in earnings any other-than-temporary impairment losses on available-for-sale investment securities during 2012 or 2011. During 2012 and 2011, WashingtonFirst received proceeds of $40,000 and $12.1 million from the call or sale of securities from its available-for-sale investment portfolio, respectively. These call or sales resulted in immaterial losses in 2012 of less than $1,000 and gross realized gains of $48,000 and gross realized losses of $36,000 in 2011.

As of December 31, 2012 and 2011, unrealized losses on available-for-sale securities were as follows:

	December 31, 2012
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
U.S. Government Agencies	$1,987	$(10)	$—	$—
Mortgage Back Securities	13,204	(41)	—	—
Collateralized Mortgage Obligations	16,562	(34)	—	—
Asset-Backed Debt Securities	—	—	106	(2,483)

Total	$31,753	$(85)	$106	$(2,483)

	December 31, 2011
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
U.S. Government Agencies	$—	$—	$—	$—
Mortgage Back Securities	2,890	(11)	—	—
Asset-Backed Debt Securities	—	—	68	(2,480)
Municipal Securities	527	(2)	—	—

Total	$3,417	$(13)	$68	$(2,480)

The temporary unrealized losses presented above are principally due to a general widening of credit spreads from the dates of acquisition to December 31, 2012 and 2011, as applicable. The resulting decreases in fair values reflect an increase in the perceived risk by the financial markets related to those securities. As of December 31, 2012, all U.S. Government Agencies are AAA rated and any fluctuations in their fair value are caused by changes in interest rates and are not considered credit related as the contractual cash flows of these investments are either explicitly or implicitly backed by the full faith and credit of the U.S government. Unrealized losses that are related to the prevailing interest rate environment will decline over time and recover as these securities approach maturity. The mortgage-backed securities portfolio at December 31, 2012 is composed of GNMA collateralized mortgage obligations ($56.1 million), or GNMA, FNMA or FHLMC mortgage-backed securities ($25.7 million). Any associated unrealized losses are caused by changes in interest rates and are not considered credit related as the contractual cash flows of these investments are either explicitly or implicitly backed by the full faith and credit of the U.S. government. Unrealized losses that are related to the prevailing interest rate environment will decline over time and recover as these securities approach maturity. In addition, the Company had $1.2 million in non-agency mortgage backed securities that the company acquired as part of its acquisition of Alliance in December 2012.

As of December 31, 2012 and 2011, two of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $0.1 million and $68,000, respectively. The unrealized losses on those securities are related to the company’s investment in Trapeza XIII Collateralized Debt Obligation, which is discussed below in greater detail.

The estimated fair value of securities pledged to secure public funds, securities sold under agreements to repurchase and for other purposes amounted to $86.8 million at December 31, 2012 and $26.0 million at December 31, 2011.

The amortized cost and fair value of investments by remaining contractual maturity for available-for-sale investment securities as of December 31, 2012 are set forth below. Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

	Available-for-Sale Securities as of December 31, 2012
	Amortized Cost	Fair Value
	(dollars in thousands)
Due within one year	$15,065	$15,135
Due after one year through five years	14,746	15,265
Due after five years through ten years	28,198	29,261
Due after ten years	77,194	74,937

Total	$135,203	$134,598

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

Based on these analyses, the Company has determined that the fair market value of the Trapeza CDO is less than its cost. As of December 31, 2012, the Trapeza CDO has an amortized cost basis of $2.6 million and is valued at $0.1 million.

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

	December 31, 2012	December 31, 2011
Current number of performing and non-performing issuers	Performing: 43 Deferring interest: 10 Defaulted: 10	Performing: 44 Deferring interest: 10 Defaulted: 9
Actual deferrals and defaults as a percentage of the original collateral	Deferral: 13.6% Defaults: 14.1%	Deferral: 15.4% Defaults: 12.9%
Expected deferrals and defaults as a percentage of the remaining performing collateral	Expected new deferrals: 0 Expected new defaults: 6.3%	Expected new deferrals: 0 Expected new defaults: 8.2%
Subordination level of the tranche held by the registrant as a percentage of the remaining performing collateral	11.0%	10.7%
Subordination level of the tranche held by the registrant plus all superior tranche levels as a percentage of the remaining performing collateral	108.30%	108.10%
External credit ratings (Moody’s / Fitch)	Ca / C	Ca / C

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

Based on the foregoing analysis by management of the Company, management believes the Trapeza CDO has temporary valuation differences due to market conditions and no additional OTTI was recorded during the periods ended December 31, 2012 and 2011.

6.	LOANS

The composition of net loans is summarized as follows as of December 31, 2012 and 2011:

	As of December 31,
	2012	2011
	(in thousands)
Construction and development	$91,586	$50,993
Commercial real estate	408,359	231,434
Residential real estate	126,394	40,758

Real estate loans	626,339	323,185
Commercial and industrial	124,670	94,718
Consumer	2,346	2,034

Total loans	753,355	419,937
Less: allowance for loan losses	6,260	4,932

Net loans	$747,095	$415,005

As of December 31, 2012, $335.0 million of loans were pledged as collateral for FHLB advances.

An aging analysis of the composition of past due loans and non-accrual loans by class of loans, as of December 31, 2012 and 2011:

	As of December 31, 2012
	Current Loans	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	Total Past Due	Total Loans
	(in thousands)
Construction and development	$86,745	$475	$246	$4,120	$4,841	$91,586
Commercial real estate	397,698	3,630	648	6,383	10,661	408,359
Residential real estate	123,626	678	348	1,742	2,768	126,394
Commercial and industrial	120,685	639	—	3,346	3,985	124,670
Consumer	2,317	—	5	24	29	2,346

Balance at end of period	$731,071	$5,422	$1,247	$15,615	$22,284	$753,355

	As of December 31, 2011
	Current Loans	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	Total Past Due	Total Loans
	(in thousands)
Construction and development	$49,757	$818	$—	$418	$1,236	$50,993
Commercial real estate	223,429	3,147	3,757	1,101	8,005	231,434
Residential real estate	39,799	959	—	—	959	40,758
Commercial and industrial	92,692	225	242	1,559	2,026	94,718
Consumer	2,034	—	—	—	—	2,034

Balance at end of period	$407,711	$5,149	$3,999	$3,078	$12,226	$419,937

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

•

Special mention loans (risk rating 7) have a specifically defined weakness in the borrower’s operations and/or the borrower’s ability to generate positive cash flow on a sustained basis. For example, the borrower’s recent payment history may be characterized by late payments. WashingtonFirst’s risk exposure to special mention loans is mitigated by collateral supporting the loan. The collateral is considered to be well-managed, well maintained, accessible and readily marketable.

•

Substandard loans (risk rating 8) are considered to have specifically and well-defined weaknesses that jeopardize the viability of WashingtonFirst’s credit extension. The payment history for the loan may have been inconsistent and the expected or projected primary repayment source may be inadequate to service the loan, or the estimated net liquidation value of the collateral pledged and/or ability of the personal guarantors to pay the loan may not adequately protect WashingtonFirst. For loans in this category, there is a distinct possibility that WashingtonFirst will sustain some loss if the deficiencies associated with the loan are not corrected in the near term. A substandard loan would not automatically meet WashingtonFirst’s definition of an impaired loan unless the loan is significantly past due and the borrower’s performance and financial condition provide evidence that it is probable WashingtonFirst will be unable to collect all amounts due. Substandard non-accrual loans have the same characteristics as substandard loans. However these loans have a non-accrual classification generally because the borrower’s principal or interest payments are 90 days or more past due.

•

Doubtful rated loans (risk rating 9) have all the weakness inherent in a loan that is classified as substandard but with the added characteristic that the weakness makes collection or liquidation in full highly questionable and improbable based upon current existing facts, conditions, and values. The possibility of loss related to doubtful rated loans is extremely high.

•

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

The risk category of loans was as follows as of the years ended December 31, 2012 and 2011:

	As of December 31, 2012
Internal risk rating grades Risk rating number	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	1 to 5	6	7	8	9
	(in thousands)
Construction and development	$80,393	$1,547	$163	$8,588	$895	$91,586
Commercial real estate	378,001	10,068	12,169	7,022	1,099	408,359
Residential real estate	118,074	3,575	2,220	2,454	71	126,394
Commercial and industrial	111,349	4,128	5,211	2,777	1,205	124,670
Consumer	1,861	278	179	28	—	2,346

Balance at end of period	$689,678	$19,596	$19,942	$20,869	$3,270	$753,355

	As of December 31, 2011
Internal risk rating grades	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Risk rating number	1 to 5	6	7	8	9
	(in thousands)
Construction and development	$48,606	$1,152	$—	$1,235	$—	$50,993
Commercial real estate	213,983	1,817	9,613	6,021	—	231,434
Residential real estate	39,325	1,291	—	142	—	40,758
Commercial and industrial	83,968	5,635	4,376	739	—	94,718
Consumer	1,810	224	—	—	—	2,034

Balance at end of period	$387,692	$10,119	$13,989	$8,137	$—	$419,937

The following table presents a breakdown of non-accrual loans as of the years ended December 31, 2012 and 2011:

	As of December 31,
	2012	2011
	(in thousands)
Construction and development	$4,120	$418
Commercial real estate	6,383	1,101
Residential real estate	1,742	—
Commercial and industrial	3,346	1,559
Consumer	24	—

Total non-accrual loans	$15,615	$3,078

The following table presents information regarding troubled debt restructurings as of the years ended December 31, 2012 and 2011:

	As of December 31, 2012			As of December 31, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	(dollars in thousands)
Construction and development	1	$545	$409	2	$476	$476
Commercial real estate	4	3,913	3,913	3	2,608	2,608
Residential real estate	8	1,539	1,539	1	142	142
Commercial and industrial	5	274	274	—	—	—
Consumer	1	20	20	—	—	—

Total loans	19	$6,291	$6,155	6	$3,226	$3,226

According to the accounting standards, not all loan modifications are troubled debt restructurings (TDRs). TDRs are modifications or renewals where the Company has granted a concession to a borrower in financial distress. The Company reviews all modifications and renewals for determination of TDR status. In some situations a borrower may be experiencing financial distress, but the Company does not provide a concession. These modifications are not considered TDRs. In other cases, the Company might provide a concession, such as a reduction in interest rate, but the borrower is not experiencing financial distress. This could be the case if the Company is matching a competitor’s interest rate. These modifications would also not be considered TDRs. Finally, any renewals at existing terms for borrowers not experiencing financial distress would not be considered TDRs. The following table presents loan information by class regarding TDRs which had payments defaults during the years ended December 31, 2012 and 2011:

	As of December 31, 2012			As of December 31, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	(dollars in thousands)
Construction and development	1	$545	$410	1	$573	$418
Commercial real estate	1	1,691	1,691	1	46	46
Residential real estate	1	725	725	—	—	—
Commercial and industrial	5	274	274	—	—	—
Consumer	1	19	19	—	—	—

Total loans	9	$3,254	$3,119	2	$619	$464

Non-performing assets were as follows as of December 31, 2012 and 2011:

	As of December 31,
	2012	2011
	(in thousands)
Non-accrual loans	$15,615	$3,078
Trouble debt restructurings	3,036	3,226
Asset-backed debt securities	106	68
Other real estate owned	3,294	615

Total non-performing loans and assets	$22,051	$6,987

If interest had been earned on the non-accrual loans, interest income would have been approximately $0.1 million during both 2012 and 2011.

7.	ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows for the years ended December 31, 2012 and 2011:

	For the Year Ended December 31,
	2012	2011
	(in thousands)
Balance at beginning of period	$4,932	$3,447
Provision for loan losses	3,225	2,301
Charge-offs	(2,086)	(852)
Recoveries	189	36

Balance at end of period	$6,260	$4,932

The following table presents the allocation of allowance for loan losses by segment as of December 31, 2012 and 2011:

	Allowance for Loan Losses
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Balance as of January 1, 2010	$785	$1,049	$753	$825	$35	$3,447
Provision for loan losses	563	1,459	57	211	11	2,301
Charge-offs	(300)	(195)	(202)	(148)	(7)	(852)
Recoveries	—	—	25	11	—	36

Balance as of December 31, 2011	1,048	2,313	633	899	39	4,932
Provision for/(release of) loan losses	304	898	140	1,890	(7)	3,225
Charge-offs	(508)	(694)	(232)	(647)	(5)	(2,086)
Recoveries	19	138	32	—	—	189

Balance as of December 31, 2012	$863	$2,655	$573	$2,142	$27	$6,260

The following tables present the ending balances of loan and the related allowance for losses by impairment method and segment type as of December 31, 2012 and 2011:

	For the Year Ended December 31, 2012
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Ending Balance
Evaluated collectively for impairment	$86,840	$387,262	$121,829	$115,909	$2,184	$714,024
Evaluated individually for impairment	4,746	21,097	4,565	8,761	162	39,331

	$91,586	$408,359	$126,394	$124,670	$2,346	$753,355

Allowance for Losses
Evaluated collectively for impairment	$663	$1,641	$278	$582	$7	$3,171
Evaluated individually for impairment	200	1,014	295	1,560	20	3,089

	$863	$2,655	$573	$2,142	$27	$6,260

	For the Year Ended December 31, 2011
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Ending Balance
Evaluated collectively for impairment	$48,606	$215,799	$40,616	$89,604	$2,034	$396,659
Evaluated individually for impairment	2,387	15,635	142	5,114	—	23,278

	$50,993	$231,434	$40,758	$94,718	$2,034	$419,937

Allowance for Losses
Evaluated collectively for impairment	$519	$1,235	$491	$492	$39	$2,776
Evaluated individually for impairment	529	1,078	142	407	—	2,156

	$1,048	$2,313	$633	$899	$39	$4,932

The following tables show the allocation of the allowance for loan losses among various categories of loans and certain other information as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any loan category.

	As of December 31,
	2012		2011
	Amount	% Total	Amount	% Total
	(dollars in thousands)
Construction and development	863	13.8%	1,048	21.3%
Commercial real estate	2,655	42.4%	2,313	46.9%
Residential real estate	573	9.2%	633	12.8%
Commercial and industrial	$2,142	34.2%	$899	18.2%
Consumer	27	0.4%	39	0.8%

Total allowance for loan losses	$6,260	100.0%	$4,932	100.0%

The following table represents specific allocation for impaired loans by class as of the dates indicated:

	As of December 31, 2012			As of December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
	(in thousands)
Impaired loans:
With no related allowance:
Construction and development	$2,000	$2,000	$—	$—	$—	$—
Commercial real estate	5,251	5,251	—	—	—	—
Residential real estate	864	864	—	—	—	—
Commercial and industrial	1,404	1,404	—	—	—	—
Consumer	5	5	—	—	—	—

Total with no related allowance	9,524	9,524	—	—	—	—
With an allowance recorded:
Construction and development	545	409	61	1,392	1,237	355
Commercial real estate	5,014	5,014	345	3,755	3,755	48
Residential real estate	1,898	1,691	296	142	142	142
Commercial and industrial	2,179	1,930	1,433	1,170	1,170	301
Consumer	19	19	19	—	—	—

Total with an allowance recorded	9,655	9,063	2,154	6,459	6,304	846

Total impaired loans	$19,179	$18,587	$2,154	$6,459	$6,304	$846

8.	OTHER REAL ESTATE OWNED

As of December 31, 2012, WashingtonFirst had $3.3 million classified as OREO on the balance sheet, compared to $0.6 million as of December 31, 2011. The increase in OREO is primarily due to the addition of $2.7 million to the OREO balance on December 21, 2012, as a result of the acquisition of Alliance. Subsequent to the acquisition and before December 31, 2012, WashingtonFirst sold one of the acquired OREO properties, resulting in a $0.9 million reduction in the balance of acquired properties and realizing a $73,000 gain on the sale. During 2011, the Company sold $2.9 million of OREO properties, resulting in losses of $0.1 million.

The table below reflects changes in other real estate owned (“OREO”) for the years ended December 31, 2012 and 2011:

	For the Year Ended December 31,
	2012	2011
	(in thousands)
Balance at beginning of period	$615	$1,829
Properties acquired at foreclosure	1,161	2,305
Properties acquired in acquisition of Alliance	2,677	—
Sales of foreclosed properties	(851)	(2,892)
Valuation adjustments	(308)	(627)

Balance at end of period	$3,294	$615

The table below reflects expenses applicable to OREO for the years ended December 31, 2012 and 2011:

	For the Year Ended December 31,
	2012	2011
	(in thousands)
Valuation adjustments	$308	$575
Operating expenses, net of rental income	119	59

Total OREO expense	$427	$634

9.	PREMISES AND EQUIPMENT, NET

Premises and equipment is summarized in the following table as of December 31, 2012 and 2011:

	As of December 31,
	2012	2011
	(in thousands)
Furniture and Equipment	$3,143	$2,160
Leashold Improvements	3,740	3,139

Gross Premises and Equipment	6,883	5,299
Less: Accumulated Depreciation	(3,364)	(2,807)

Premises & Equipment, net	$3,519	$2,492

Depreciation and amortization expense included in premises and equipment expenses for the years ended December 31, 2012 and 2011 was $0.6 million and $0.5 million, respectively.

The Bank leases all of its offices and branch facilities under non-cancelable operating lease arrangements. Certain leases contain options, which enable the Bank to renew the leases for additional periods. In addition to minimum rentals, the leases have escalation clauses based upon price indices and include provisions for additional payments to cover real estate taxes and common area maintenance. Rent expense associated with these operating leases for the year ended December 31, 2012 totaled $1.8 million and $1.5 million, respectively. The future minimum lease payments under WashingtonFirst’s non-cancelable leases are as of December 31, 2012 are as follows:

As of December 31, 2012
(in thousands)
2013	$2,850
2014	2,991
2015	3,042
2016	3,051
2017	2,798
Thereafter	9,576

Total	$24,308

10.	INTANGIBLE ASSETS

Goodwill is tested for impairment annually or more frequently if events or circumstances indicate a possible impairment. Goodwill outstanding as of both December 31, 2012 and 2011 was $3.6 million. Core deposit intangible assets arise when a bank has a stable deposit base comprising of funds associated with long-term customer relationships. The intangible asset value derives from customer relationships that provide a low-cost source of funding. With its acquisition of Alliance in December 2012, the Company recorded $0.4 million of core deposit intangibles, which is presented in other assets on the consolidated balance sheet. This will be amortized over a five year period.

The Company performs annual impairment tests on goodwill in the fourth quarter of each year using the fair value approach. No impairment was recognized for December 31, 2012 and 2011.

11.	DEPOSITS

The composition of deposits is summarized as follows as of December 31, 2012 and 2011:

	As of December 31,
	2012	2011
	(in thousands)
Demand deposit accounts	$294,439	$141,105
NOW accounts	99,043	19,527
Money market accounts	103,497	71,499
Savings accounts	93,422	45,357
Time deposits under $100,000	230,773	104,644
Time deposits $100,000 and over	151,486	96,869

Total deposits	$972,660	$479,001

The scheduled maturities of time deposits are as follows as of December 31, 2012 and 2011:

	As of December 31,
	2012	2011
	(in thousands)
Within 1 Year	$232,084	$73,907
1 - 2 years	78,823	54,721
2 - 3 years	49,916	40,355
3 - 4 years	16,461	15,198
4 - 5 years	4,975	17,332

Total	$382,259	$201,513

Time deposits include Certificate of Deposit Account Registry Service (“CDARS”) balances, wholesale deposits and brokered deposits. The Bank had $28.4 million and $32.8 million in CDARS deposits at December 31, 2012 and 2011, respectively. Wholesale deposits were $42.0 million and $36.2 million at December 31, 2012 and 2011, respectively. Brokered deposits were $100.5 million as of December 31, 2012, compared to zero as of December 31, 2011.

12.	OTHER BORROWINGS

Other borrowings consist of $14.4 million of customer repurchase agreements as of December 31, 2012, compared to no repurchase agreements as of December 31, 2011. Customer repurchase agreements are standard commercial banking transactions that involve a Bank customer instead of a wholesale bank or broker. WashingtonFirst offers this product as an accommodation to larger retail and commercial customers and affluent individuals that request safety for their funds beyond the FDIC deposit insurance limits. The Bank believes this product offers it a stable source of financing at a reasonable market rate of interest. WashingtonFirst does not use or have any open repurchase agreements with any broker-dealers.

13.	FEDERAL HOME LOAN ADVANCES

As a member of the Federal Home Loan Bank of Atlanta (FHLB), the Bank has access to numerous borrowing programs with total credit availability established at 20 percent of total quarter-end assets. FHLB advances are fully collateralized by pledges of certain qualifying real estate secured loans (see Note 3). As of December 31, 2012, the Bank had pledged a total of $335.0 million in qualifying home equity lines of credit, commercial real estate loans, multifamily real estate loans, and residential real estate secured loans. At December 31, 2012, the Bank had $78.4 million in remaining credit available with the FHLB.

The following table sets forth the composition of FHLB advances as of December 31, 2012 and 2011:

	As of December 31,
	2012	2011
	(dollars in thousands)
As of period ended:
FHLB advances	$40,813	$24,350
Weighted average outstanding interest rate	2.58%	3.33%

Averages for the year ended:
FHLB advances	$28,013	$28,088
Average interest rate paid during the year	3.84%	3.33%
Maximum month-end balance outstanding	$67,850	$32,767

The following table sets forth the contractual maturities of FHLB advances as December 31, 2012 and 2011:

	As of December 31,
	2012	2011
	(in thousands)
Within 1 Year	$11,850	$11,500
1 - 2 years	—	12,850
In 2021	28,963	—

Total	$40,813	$24,350

14.	LONG-TERM BORROWINGS

Long-term borrowings consist of $2.2 million of Bank Subordinated Debt and $7.5 million of Trust Preferred Capital Notes.

On June 15, 2012, WashingtonFirst Bank issued $2.5 million in subordinated debt (the “Bank Subordinated Debt”) to Community Bancapital LP (“CBC”). The Bank Subordinated Debt has a maturity of nine (9) years, is due in full on June 14, 2021, and carries an 8.00 percent interest rate with interest being paid quarterly. In connection with the issuance of the Bank Subordinated Debt, the Company issued warrants to CBC that would allow it to purchase 55,018 shares of common stock at a share price equal to $11.36. These warrants expire if not exercised on or before June 15, 2020. In recording this transaction, the warrants were valued at

$0.3 million, which was treated as an increase in additional paid-in capital, and the liability associated with the Bank Subordinated Debt was recorded at $2.2 million. The $0.3 million discount on the Bank Subordinated Debt is being expensed monthly over the life of the debt.

On June 30, 2003, Alliance invested $0.3 million as common equity into a wholly-owned Delaware statutory business trust (the “Trust”). Simultaneously, the Trust privately issued $10.0 million face amount of thirty-year floating rate trust preferred capital securities (the “Trust Preferred Capital Notes”) in a pooled trust preferred capital securities offering. The Trust used the offering proceeds, plus the equity, to purchase $10.3 million principal amount of Alliances’ floating rate junior subordinated debentures due 2033 (the “Subordinated Debentures”). Both the Trust Preferred Capital Notes and the Subordinated Debentures are callable at any time. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15 percent subject to quarterly interest rate adjustments. The interest rate as of December 31, 2012 was 3.54 percent and as of December 31, 2011 was 3.70 percent.

In connection with the acquisition of Alliance on December 21, 2012, the Subordinated Debentures became an unsecured obligation of WashingtonFirst and are junior in right of payment to all present and future senior indebtedness of WashingtonFirst. The Trust Preferred Capital Notes are guaranteed by WashingtonFirst on a subordinated basis, and were recorded on WashingtonFirst’s books at the time of the Alliance acquisition at a discounted amount of $7.5 million, which was the fair value of the instruments at the time of the acquisition. WashingtonFirst records distributions payable on the Trust Preferred Capital Notes as an interest expense in its Consolidated Statements of Operations, and the $2.5 million discount is being expensed monthly over the life of the obligation.

Under the indenture governing the Trust Preferred Capital Notes, Alliance (and now WashingtonFirst) has the right to defer payments of interest for up to twenty consecutive quarterly periods. The interest deferred under the indenture compounds quarterly at the interest rate then in effect. Beginning with the quarter ended September 30, 2009 and through December 21, 2012, Alliance elected to defer the interest payments as permitted under the indenture. As of December 31, 2012, the total amount of deferred and compounded interest owed under the indenture was $1.4 million. WashingtonFirst paid the deferred interest in full on March 8, 2013.

All or a portion of the Trust Preferred Capital Notes may be included as Tier 1 Capital in the regulatory computation of capital adequacy. Under current regulatory guidelines, the Trust Preferred Capital Notes may constitute no more than 25 percent of total Tier 1 Capital. Any amount not eligible to be counted as Tier 1 Capital is considered to be Tier 2 Capital. At December 31, 2012, the entire amount of Trust Preferred Capital Notes was considered Tier 1 Capital.

15.	SHAREHOLDERS’ EQUITY

In connection with the Alliance acquisition, the Company issued 1,812,933 shares of its common stock to former stockholders of Alliance. In addition, pursuant to a private placement in 2012, the Company issued 1,351,656 shares of its common stock and 1,044,152 shares of its Series A non-voting common stock at $11.30 per share. For more information regarding the issuance of the Company’s capital stock in connection with the Alliance acquisition, see Note 3 – Acquisition of Alliance Bankshares Corporation.

On August 4, 2011 the Company participated in the SBLF program in the amount of $17.8 million and simultaneously used the funds to pay off the proceeds due to the United States Treasury for the TARP investment netting the Company approximately $3.8 million in new capital.

The Treasury provides banks with capital under the SBLF program by purchasing Tier 1-qualifying preferred stock or equivalents in each bank. The dividend rate on SBLF funding will be reduced as a participating community bank increases its lending to small businesses. The initial dividend rate will be, at most, 5 percent. If a bank’s small business lending increases by 10 percent or more, then the rate will fall to as low as 1 percent. Banks that increase their lending by amounts less than 10 percent can benefit from rates set between 2 percent and 4 percent. If lending does not increase in the first two years, however, the rate will increase to 7 percent. After 4.5 years, the rate will increase to 9 percent if the bank has not already repaid the SBLF funding. The dividend rate was 1.0 percent for the years ended December 31, 2012 and 2011.

On January 23, 2012, the Board of Directors changed the par value of the Company’s common stock from $5.00 to $0.01 per share.

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

In connection with the issuance of the Bank subordinated debt on June 15, 2012, the Company issued warrants to Community Bancapital LP (“CBC”) that would allow it to purchase 55,018 shares of common stock at a share price equal to $11.36. These warrants expire if not exercised on or before June 15, 2020. These were valued at $0.3 million using the Black-Scholes option pricing model and are being expensed monthly over the life of the debt. The assumptions for the calculation were dividend rate of zero percent, risk free factor of 1.2 percent and a 42.0 percent volatility factor.

In addition to the warrants issued to CBC, the Company had 158,745 warrants outstanding, expiring February 2013 with a weighted average exercise price of $11.42 per share, that were issued in connection with the acquisition of First Liberty Bancorp in 2006.

16.	SHARE BASED COMPENSATION

In February 2010, the Board of Directors of the Company approved the WashingtonFirst Bankshares, Inc. 2010 Equity Compensation Plan (the “2010 Equity Plan”). Pursuant to the terms of the 2010 Equity Plan all of the shares of common stock of the Company remaining unissued under the prior plans were canceled, and an identical number of shares of the Company’s common stock were reserved for issuance under the 2010 Equity Plan. The 2010 Equity Plan gives the Personnel/Compensation Committee of the Company the ability to grant Non-Qualified Stock Options, Stock Appreciation Rights, Restricted Stock, and Stock Awards to employees and non-employee directors.

The following tables summarize stock options and non-vested restricted stock activity for the years ended December 31, 2012 and 2011:

	For the Year Ended December 31,
	2012		2011
	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price
Outstanding, beginning of year	497,539	$11.47	511,939	$12.04
Options exchanged	182,335	11.54	—	—
Exercised	—	—	(800)	9.88
Expired or cancelled	(157,500)	10.45	—	—
Forfeited	(19,901)	12.09	(13,600)	13.28

Outstanding, end of year	502,473	$11.79	497,539	$11.47

Exercisable at end of year	280,084	$11.57	308,899	$10.36

	For the Year Ended December 31,
	2012		2011
	Non-vested Restricted Stock	Weighted-Average Grant Date Fair Value	Non-vested Restricted Stock	Weighted-Average Grant Date Fair Value
Outstanding, beginning of year	47,150	$10.64	33,050	$9.75
Granted	27,770	9.39	26,800	12.00
Canceled	(4,600)	10.28	(650)	10.62
Vested and issued	(26,538)	10.90	(12,050)	10.50

Outstanding, end of year	43,782	$10.37	47,150	$10.64

As of December 31, 2012 and 2011, the intrinsic value of options outstanding, exercisable and vested or expected to vest was $0.2 million and $0.1 million, respectively.

During the years ended December 31, 2012 and December 31, 2011 the Company awarded 27,770 and 26,800 shares of restricted stock. The restricted stock vests equally over a five year period. The total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan as of both December 31, 2012 and 2011 was $0.4 million and is expected to be recognized over a weighted average period of 3.3 years and 0.9 years, respectively. For the twelve months ended December 31, 2012 and 2011, the Company recognized $0.3 and $0.4 million in expenses, respectively, related to these awards.

The following tables summarize information regarding stock options outstanding as of December 31, 2012:

	Outstanding		Exercisable
Range of Exercise Prices	Stock Options	Weighted- Average Remaining Contractual Life	Stock Options	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price
$9.00 - $9.99	83,991	2.5 years	83,991	2.5 years	$9.51
$10.00 - $10.99	58,287	2.5 years	58,287	2.5 years	10.29
$11.00 - $11.99	204,750	8.3 years	47,250	4.2 years	11.59
$12.00 - $12.99	—	—	—	—	—
$13.00 - $13.99	107,830	4.7 years	42,941	4.1 years	13.30
$14.00 - $14.99	583	3.8 years	583	3.8 years	14.00
$15.00 - $15.99	47,032	4.4 years	47,032	4.4 years	15.20

	502,473	5.9 years	280,084	3.3 years	$11.57

17.	COMMITMENTS AND CONTINGENCIES

Credit Extension Commitments

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit and unfunded loan commitments. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Unfunded commitments under lines of credit, revolving credit lines, and overdraft protection are agreements for possible future extensions of credit to existing customers. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if any, deemed necessary by the Bank upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral normally consists of real property, liquid assets or business assets.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Bank had $118.5 million in outstanding commitments to extend credit at December 31, 2012.

Litigation

In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying financial statements. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial condition of the Company.

Other Contractual Arrangements

The Bank is party to a contract dated October 7, 2010 with Fiserv, for core data processing and item processing services integral to the operations of the Bank. Under the terms of the agreement, the Bank may cancel the agreement subject to a substantial cancellation penalty based on the current monthly billing and remaining term of the contract. The initial term of Services provided shall end seven years following the date Services are first used. Services were first provided beginning May 16, 2011 and will expire on May 15, 2018. At the current run rate of $0.05 million per month, the contract is expected to cost approximately $3.0 million over the remaining life of the contract.

18.	RELATED PARTY TRANSACTIONS

The aggregate amount of loans outstanding to employees, officers, directors, and to companies in which the Company’s directors were principal owners, amounted to $20.0 million and $19.5 million at December 31, 2012 and 2011, respectively. In 2012, principal advance to related parties in the ordinary course of business with substantially the same terms (including interest rates and collateral) as those prevailing at the time totaled $5.9 million and principal repayments and other reductions totaled $6.9 million. Such loans were made in, for comparable transactions with other persons. They do not involve more than normal risk of collectability or present other unfavorable features.

Total deposit accounts with related parties totaled $20.8 million and $17.0 million at December 31, 2012 and 2011, respectively.

19.	INCOME TAXES

WashingtonFirst is subject to federal income taxes and various state and local income taxes. The components of the income tax expense for the years ended December 31, 2012 and 2011 were as follows:

	For the Year Ended December 31,
	2012	2011
	(in thousands)
Current income tax expense	$1,963	$1,960
Deferred tax benefit	(790)	(166)

Income tax expense	$1,173	$1,794

A reconciliation of tax at the statutory tax rate to the income tax expense for the years ended December 31, 2012 and 2011 is provided below. The statutory tax rate is the federal tax rate of 34 percent.

	For the Year Ended December 31,
	2012	2011
	(in thousands)
Tax expense at statutory rate	$1,159	$1,496
Increase/(decrease) due to:
State income tax, net of federal tax benefit	153	177
Transaction costs	582	—
Goodwill	(849)	—
Other	128	121

Income tax expense	$1,173	$1,794

Statutory tax rate	34.0%	34.0%
Effective tax rate	34.4%	40.8%

The components of the deferred tax assets and liabilities as of December 31, 2012 and 2011 were as follows:

	As of December 31,
	2012	2011
	(in thousands)
Net operating loss and tax credit carry forwards	$2,760	$644
Provision for loan losses	2,235	1,570
Deferred fees	(572)	(375)
Depreciation and amortization	232	121
Net unrealized gains/(losses) on available-for-sale securities	(126)	260
OREO	2,198	—
Loans	3,472	—
Securities	1,108	—
Nonaccrual Interest	530	—
Deferred Compensation	497	—
Other	(715)	462
Valuation Allowance	(200)	—

Net Deferred Tax Assets	$11,419	$2,682

The net operating loss carry forward acquired in conjunction with the First Liberty Bancorp acquisition in 2006 is subject to annual limits under Section 382 of the Internal Revenue Code of $459,000 and expires in 2025. In conjunction with the acquisition of Alliance in 2012, the net operating loss carry forward is subject to annual limits under Section 382 of the Internal Revenue Code of $986,000 and expires in 2032.

20.	CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). Management believes the Company met all capital adequacy requirements to which they are subject as of December 31, 2012.

As of December 31, 2012, the most recent notification from the FDIC categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios, as set forth in the table below. Since that notification, management believes there are no conditions or events to change the Company’s category.

The Company’s actual capital amounts and ratios are presented in the following table as of December 31, 2012 and 2011:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2012:
Total Capital to Risk Weighted Assets	$113,466	13.67%	$66,403	>8.0%	$83,004	>10.0%
Tier 1 Capital to Risk Weighted Assets	104,992	12.65%	33,199	>4.0%	49,799	>6.0%
Tier 1 Capital to Average Assets	104,992	16.39%	25,623	>4.0%	32,029	>5.0%

As of December 31, 2011:
Total Capital to Risk Weighted Assets	$52,660	11.84%	$35,581	>8.0%	$44,476	>10.0%
Tier 1 Capital to Risk Weighted Assets	49,952	10.73%	18,621	>4.0%	27,932	>6.0%
Tier 1 Capital to Average Assets	49,952	9.06%	22,054	>4.0%	27,567	>5.0%

21.	EARNINGS PER SHARE

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock has no effect on income available to common shareholders. The following table is for the years ended December 31, 2012 and 2011:

	For the Year Ended December 31,
	2012	2011
	(dollars in thousands)
Net income	$2,235	$2,607
Less: TARP dividends	—	(400)
Less: TARP accretion	—	(204)
Less: SBLF dividends	(178)	(73)

Net income available to common shareholders	$2,057	$1,930

Weighted average number of shares outstanding	3,267,478	2,900,495
Effect of dilutive securities:
Restricted stock	44,708	47,150
Stock options	8,152	15,560
Warrants	17,813	—

Dilutive weighted average number of shares outstanding	3,338,151	2,963,205

Basic earnings per share	$0.63	$0.67
Diluted earnings per share	$0.62	$0.65

22.	EMPLOYEE BENEFITS

The Company maintains a Defined Contribution 401K Plan (“401(k) Plan”), which authorizes a maximum voluntary salary deferral of up to IRS limitations. All full-time employees are eligible to participate after three months of employment. The Company reserves the right to make an annual discretionary contribution to the account of each eligible employee based in part on the Company’s profitability fir a given year, and on each participant’s yearly earnings up to IRS limitations. Participants are vested in the Company’s discretionary matching contributions evenly over a 3 year period and are fully vested in future Company matching contributions after three years of employment. The company incurred expenses of $0.2 million and $0.1 million for the years ended December 31, 2012 and 2011, respectively, under the 401(k). The Company also provides a benefit package which includes health, dental and optical insurance, 401K plan, life and long term disability insurance. Additionally, WashingtonFirst maintains a stock-based compensation plan for employees of WashingtonFirst.

23.	OTHER EXPENSES

The following summarizes other operating expenses in the consolidated statements of income for the years ended December 31, 2012 and 2011:

	For the Year Ended December 31,
	2012	2011
	(in thousands)
Insurance	$69	$65
Professional fees	526	433
Advertising and promotional expenses	301	256
Postage, printing and supplies	150	138
Data processing	1,486	1,114
FDIC premiums	521	543
OREO	427	634
Directors’ fees	179	284
Other	491	420

Other expenses	$4,150	$3,887

24.	FAIR VALUE DISCLOSURES

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price). In determining fair value, WashingtonFirst uses various valuation approaches, including market and income approaches. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. When available, the fair value of WashingtonFirst’s financial instruments is based on quoted market prices, valuation techniques that use observable market-based inputs or unobservable inputs that are corroborated by market data. Pricing information obtained from third parties is internally validated for reasonableness prior to use in the consolidated financial statements.

When observable market prices are not readily available, WashingtonFirst estimates fair value using techniques that rely on alternate market data or internally-developed models using significant inputs that are generally less readily observable. Market data includes prices of financial instruments with similar maturities and characteristics, interest rate yield curves, measures of volatility and prepayment rates. If market data needed to estimate fair value is not available, WashingtonFirst estimates fair value using internally-developed models that employ a discounted cash flow approach. Even when market assumptions are not readily available, WashingtonFirst’s assumptions reflect those that market participants would likely use in pricing the asset or liability at the measurement date.

The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. The hierarchy gives highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The standard describes the following three levels used to classify fair value measurements:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.
Level 3	Prices or valuations that require unobservable inputs that are significant to the fair value measurement.

WashingtonFirst performs a detailed analysis of the assets and liabilities carried at fair value to determine the appropriate level based on the transparency of the inputs used in the valuation techniques. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. WashingtonFirst’s assessment of the significance of a particular input to the fair value measurement of an instrument requires judgment and consideration of factors specific to the instrument. While WashingtonFirst believes its valuation methods are appropriate and consistent with those of other market participants, using different methodologies or assumptions to determine fair value could result in a materially different estimate of fair value for some financial instruments. The following is a description of the fair value techniques used for instruments measured at fair value as well as the general classification of such instruments pursuant to the valuation hierarchy described above. Fair value measurements related to financial instruments that are reported at fair value in the consolidated financial statements each period are referred to as recurring fair value measurements. Fair value measurements related to financial instruments that are not reported at fair value each period but are subject to fair value adjustments in certain circumstances are referred to as non-recurring fair value measurements.

Recurring Fair Value Measurements and Classification

Available-for-Sale Investment Securities

The fair value of investments in U.S. Treasuries is based on unadjusted quoted prices in active markets. WashingtonFirst classifies these fair value measurements as level 1.

For a significant portion of WashingtonFirst’s investment portfolio, including most asset-backed securities, corporate debt securities, senior agency debt securities, Government/GSE guaranteed mortgage-backed securities, commercial paper and preferred stock issued by GSEs, fair value is primarily determined using a reputable and nationally recognized third party pricing service. The prices obtained are non-binding and generally representative of recent market trades. The fair value of certain asset-backed and Government guaranteed mortgage-backed securities are estimated based on quotations from brokers or dealers. WashingtonFirst corroborates its primary valuation source by obtaining a secondary price from another independent third party pricing service. WashingtonFirst classifies these fair value measurements as level 2.

For certain investment securities that are thinly traded or not quoted, WashingtonFirst estimates fair value using internally-developed models that employ a discounted cash flow approach. WashingtonFirst maximizes the use of observable market data, including prices of financial instruments with similar maturities and characteristics, interest rate yield curves, measures of volatility and prepayment rates. WashingtonFirst generally considers a market to be thinly traded or not quoted if the following conditions exist: (1) there are few transactions for the financial instruments; (2) the prices in the market are not current; (3) the price quotes vary significantly either over time or among independent pricing services or dealers; or (4) there is a limited availability of public market information. WashingtonFirst classifies these fair value measurements as level 3.

Net transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period. There were no transfers within the fair value hierarchy for fair value measurements of WashingtonFirst’s investment securities during 2012 or 2011.

Nonrecurring Fair Value Measurements and Classification

Loans

Certain loans in WashingtonFirst’s loan portfolio are measured at fair value when they are determined to be impaired. Impaired loans are reported at fair value less estimated cost to sell. The fair value of the loan generally is based on the fair value of the underlying property, which is determined by third-party appraisals when available. When third-party appraisals are not available, fair value is estimated based on factors such as prices for comparable properties in similar geographical areas and/or assessment through observation of such properties. WashingtonFirst classifies these fair values as level 3 measurements.

Other Real Estate Owned

WashingtonFirst initially records OREO properties at fair value less estimated costs to sell and subsequently records them at the lower of carrying value or fair value less estimated costs to sell. The fair value of OREO is determined by third-party appraisals when available. When third-party appraisals are not available, fair value is estimated based on factors such as prices for comparable properties in similar geographical areas and/or assessment through observation of such properties. WashingtonFirst classifies the REO fair values as level 3 measurements.

Fair Value Classification and Transfers

As of December 31, 2012, WashingtonFirst’s assets and liabilities recorded at fair value included financial instruments valued at $26.0 million whose fair values were estimated by management in the absence of readily determinable fair values (i.e., level 3). These financial instruments measured as level 3 represented 2.3 percent of total assets and 16.2 percent of financial instruments measured at fair value as of December 31, 2012. As of December 31, 2011, WashingtonFirst’s assets and liabilities recorded at fair value included financial instruments valued at $10.6 million whose fair values were estimated by management in the absence of readily determinable fair values. These financial instruments measured as level 3 represented 1.9 percent of total assets and 15.6 percent of financial instruments measured at fair value as of December 31, 2011.

The following table’s present information about WashingtonFirst’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2012 and 2011, respectively, and indicates the fair value hierarchy of the valuation techniques used by WashingtonFirst to determine such fair value:

Assets Measured at Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
U.S. Treasuries	$5,000	$—	$—	$5,000
U.S. Government Agencies	—	26,570	—	26,570
Mortgage Back Securities	—	25,959	—	25,959
Collateralized Mortgage Obligations		56,259		56,259
Asset-Backed Debt Securities	—	—	106	106
Municipal Securities	—	20,704	—	20,704

Total Assets at fair value	$5,000	$129,492	$106	$134,598

Nonrecurring:
Assets:
Impaired Loans (1)	$—	$—	$18,587	$18,587
Other Intangibles (3)			4,029	4,029
Other Real Estate Owned (2)	—	—	3,294	3,294

Total Nonrecurring Assets at fair value	$—	$—	$25,910	$25,910

Assets Measured at Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
US Government Agencies	$—	$24,606	$—	$24,606
Mortgage Back Securities	—	13,179	—	13,179
Collateralized Mortgage Obligations	—	7,892	—	7,892
Asset-Backed Debt Securities	—	—	68	68
Municipal Securities	—	11,591	—	11,591

Total Assets at fair value	$—	$57,268	$68	$57,336

Nonrecurring:
Assets:
Impaired Loans (1)	$—	$—	$6,304	$6,304
Goodwill	—	—	3,601	3,601
Other Real Estate Owned (2)	—	—	615	615

Total Nonrecurring Assets at fair value	$—	$—	$10,520	$10,520

(1)	Includes loans that have been measured for impairment at the fair value of the loans’ collateral.
(2)	Other real estate owned is transferred from loans to OREO at the lower of cost or market.
(3)	Includes goodwill and core deposit intangibles

The following table presents additional information about assets and liabilities measured at fair value on a recurring and nonrecurring basis for which WashingtonFirst has used significant level 3 inputs to determine fair value. Net transfers in and/or out of level 3 are based on the fair values of the assets and liabilities as of the beginning of the reporting period.

	For the Year Ended December 31,
	2012	2011
	(in thousands)
Balance at beginning of period	$68	$17
Unrealized gains	38	51

Balance at end of period	$106	$68

Disclosures on Fair Value of Financial Instruments

The following table sets forth the estimated fair values and carrying values for financial assets, liabilities and commitments as of December 31, 2012 and 2011:

	As of December 31,
	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Cash and cash equivalents	$224,207	$224,207	$72,321	$72,321
Investment securities	134,598	134,598	57,336	57,336
Other equity securities	3,623	3,623	2,141	2,141
Loans, net	747,095	752,567	415,005	420,122
Bank-owned life insurance	5,010	5,010	—	—
Deposits	382,259	384,263	201,513	203,272
Other borrowings	14,428	14,428	—	—
FHLB advances	40,813	40,951	24,350	25,486
Long-term borrowings	9,682	9,682	—	—
Off balance sheet items	118,539	118,539	79,686	79,686

The following methods and assumptions were used in estimating the fair value of the financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

Cash and cash equivalents. The carrying amount of cash and cash equivalents approximates fair value. As such they are classified as Level 1 for noninterest-bearing deposits and Level 2 or interest-bearing deposits due from banks or federal funds sold.

Investment securities. The fair value techniques and classification within the fair value hierarchy are discussed above under “Recurring Fair Value Measurements and Classification.”

Other equity securities. The fair value of other equity securities is not practical to determine due to the restrictions placed on transferability. Therefore, in the table above the fair value reported is the carrying amount.

Loans, net. For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For all other loans, fair values are calculated by discounting the contractual cash flows using estimated market discount rates which reflect the credit and interest rate risk inherent in the loans, or by using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Therefore, the loans reported at fair value result in a Level 2 classification.

Bank-owned life insurance. The fair value of bank-owned life insurance is based on the cash surrender value provide by the insurance provide, resulting in a Level 3 classification.

Deposits. The fair value of deposits with no stated maturity, such as demand, interest checking and money market, and savings accounts, is equal to the amount payable on demand at year-end, resulting in a Level 1 classification. The fair value of certificates of deposit is based on the discounted value of contractual cash flows using the rates currently offered for deposits of similar remaining maturities thereby resulting in a Level 2 classification.

Other borrowings. The carrying value of other borrowing, which consists of customer repurchase agreements, approximates the fair value as of the reporting date, therefore resulting in a Level 2 classification.

FHLB advances. The fair value of FHLB Advances is based on the discounted value of future cash flows using interest rates currently being offered for FHLB advances with similar terms and characteristics thereby resulting in a Level 2 classification.

Long-term borrowings. The fair value of long-term borrowing, which consists of subordinated debt and trust preferred securities are based on the discounted value of future cash flows using interest rates currently being offered for FHLB advances with similar terms and characteristics thereby resulting in a Level 2 classification.

Off-balance sheet instruments. The fair value of off-balance-sheet lending commitments is equal to the amount of commitments outstanding. This is based on the fact that the Company generally does not offer lending commitments or standby letters of credit to its customers for long periods, and therefore, the underlying rates of the commitments approximate market rates, resulting in a Level 2 classification.

25.	FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

WashingtonFirst Bankshares, Inc. (PARENT ONLY)

Balance Sheets

As of December 31, 2012 and 2011

	As of December 31,
	2012	2011
	(in thousands)
Assets:
Cash and cash equivalents	$13,126	$4,404
Investment in bank subsidiary	96,803	49,080
Deferred tax asset	423	—
Other assets	888	37

Total Assets	$111,240	$53,521

Liabilities and Shareholders’ Equity:
Liabilities:
Accrued interest payable	$1,418	$44
Long-term borrowings	7,468	—
Other liabilities	834	—

Total Liabilities	9,720	44

Shareholders’ Equity:
Total Shareholders’ Equity	101,520	53,477

Total Liabilities and Shareholders’ Equity	$111,240	$53,521

WashingtonFirst Bankshares, Inc. (PARENT ONLY)

Statements of Operations

For the Years ended December 31, 2012 and 2011

	For the Year Ended December 31,
	2012	2011
	(in thousands)
Interest income:
Dividends from subsidiary	$950	$554
Other interest income	40	38

Total interest income	990	592
Interest expense	23	—

Net interest income	967	592
Non-interest income:
Gain on acquisition	2,497	—

Total non-interest income	2,497	—
Non-interest expense:
Merger expenses	1,737	—
Other operating expenses	29	14

Total other expenses	1,766	14

Income before provision income taxes	1,698	578
Provision for income taxes	310	10

Net income before undistributed income of subsidiaries	1,388	568
Undistributed income of subsidiaries	847	2,039

Net income	2,235	2,607

Preferred stock dividends and accretion	(178)	(677)

Net income available to common stock shareholders	$2,057	$1,930

WashingtonFirst Bankshares, Inc. (PARENT ONLY)

Statements of Cash Flows

For the Years ended December 31, 2012 and 2011

	For the Year Ended December 31,
	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$2,235	$2,607
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiaries	(847)	(2,039)
Gain on acquisition	(2,497)
Net change in:
Other assets	17	11
Long-term borrowing	—	44
Other liabilities	(43)	(106)

Net cash (used in)/provided by operating activities	(1,135)	517
Cash flows from investing activities:
Investment in subsidiaries	(15,152)	(3,295)

Net cash used in investing activities	(15,152)	(3,295)
Cash flows from financing activities:
Net increase in other borrowings	11	—
Proceeds from issuance of preferred stock, net	—	3,838
Proceeds from issuance of common stock, net	25,177	8
Dividends paid - cash portion for fractional shares on 5% dividend	(1)	—
Preferred stock dividends paid	(178)	(473)

Net cash provided by financing activities	25,009	3,373

Net increase in cash and cash equivalents	8,722	595
Cash and cash equivalents at beginning of period	4,404	3,809

Cash and cash equivalents at end of period	$13,126	$4,404

26.	QUARTERLY FINANCIAL INFORMATION (Unaudited)

	2012 Quarter Ended
	Dec. 31	Sept. 30	30-Jun	Mar. 31
	(in thousands, except per share amounts)
Interest income	$7,655	$6,949	$6,692	$6,580
Interest expense	1,275	1,222	1,231	1,221

Net interest income	6,380	5,727	5,461	5,359
Provision for loan losses	639	515	850	1,221

Net interest income after provision for loan losses	5,741	5,212	4,611	4,138
Non-interest income	2,915	246	306	417
Non-interest expense	7,726	4,818	4,298	3,336

Income before income taxes	930	640	619	1,219
Provision for income taxes	211	257	236	469

Net income	$719	$383	$383	$750

Earnings per common share:
Basic earnings per common share	$0.15	$0.12	$0.11	$0.25
Fully diluted earnings per common share	$0.15	$0.12	$0.11	$0.24

	2011 Quarter Ended
	Dec. 31	Sept. 30	30-Jun	Mar. 31
	(in thousands, except per share amounts)
Interest income	$6,591	$6,287	$5,967	$5,542
Interest expense	1,233	1,256	1,295	1,225

Net interest income	5,358	5,031	4,672	4,317
Provision for loan losses	806	640	555	300

Net interest income after provision for loan losses	4,552	4,391	4,117	4,017
Non-interest income	407	244	272	236
Non-interest expense	4,036	3,182	3,455	3,162

Income before income taxes	923	1,453	934	1,091
Provision for income taxes	446	569	360	419

Net income	$477	$884	$574	$672

Earnings per common share:
Basic earnings per common share	$0.15	$0.22	$0.13	$0.17
Fully diluted earnings per common share	$0.14	$0.22	$0.13	$0.16

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s periodic filings under the Exchange Act, including this Annual Report on Form 10-K, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management on a timely basis to allow decisions regarding required disclosure. Management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2012. Based on management’s assessment, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

Limitations on Effectiveness of Controls and Procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management’s Report on Internal Control over Financial Reporting. This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.

Attestation Report of the Registered Public Accounting Firm. This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies. Further, the Company’s independent registered public accounting firm will not be required to formally attest to the effectiveness of the Company’s internal controls over financial reporting for as long as it is an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Startups Act.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2012.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2012.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2012.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2012.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules

(a) The following financial statements, financial statement schedules and exhibits are filed as a part of this report:

1.	Financial Statements. WashingtonFirst’s consolidated financial statements are included in Item 8 of this report.

2.	Financial Statement Schedules. Financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in WashingtonFirst’s financial statements and related notes.

3.	Exhibits. The following exhibits are filed herewith pursuant to the requirements of Item 601 of Regulation S-K:

EXHIBIT LIST

Exhibit	Description

2.1†	Agreement and Plan of Reorganization, dated as of May 3, 2012, by and among WashingtonFirst Bankshares, Inc., Alliance Bankshares Corporation and Alliance Bank Corporation (included as Appendix A to Amendment No. 3 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on November 9, 2012 (File No. 333-183255))

2.2	Amendment No. 1, dated August 9, 2012, to the Agreement and Plan of Reorganization, dated as of May 3, 2012, by and among WashingtonFirst Bankshares, Inc., Alliance Bankshares Corporation and Alliance Bank Corporation (included as Appendix A to Amendment No. 3 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on November 9, 2012 (File No. 333-183255))

3.1	Articles of Incorporation of WashingtonFirst Bankshares, Inc. filed February 25, 2009, as amended (filed as Exhibit 3.1 to Form 8-K filed with the Securities and Exchange Commission by WashingtonFirst on December 21, 2012 (File No. 001-35768))

3.2	Articles of Amendment to the Articles of Incorporation of WashingtonFirst Bankshares, Inc. filed January 28, 2013 (filed as Exhibit 3.1 to Form 8-K filed with the Securities and Exchange Commission by WashingtonFirst on February 6, 2013 (File No. 001-35768))

3.3	Bylaws of WashingtonFirst Bankshares, Inc. adopted February 25, 2009 (included as Exhibit 3.7 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on August 13, 2012 (File No. 333-183255))

4.1	Form of certificate representing shares of the WashingtonFirst Bankshares, Inc.’s common stock (included as Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on September 21, 2012 (File No. 333-183255))

4.2	WashingtonFirst Bankshares, Inc. Senior Non-Cumulative Perpetual Preferred Stock, Series D (included as part of Exhibit 3.5 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on August 13, 2012 (File No. 333-183255))

4.3	Form of certificate representing shares of WashingtonFirst Bankshares, Inc.’s non-voting common stock (included as included as Exhibit 4.3 to Amendment No. 2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on November 5, 2012 (File No. 333-183255))

10.1	Second Amended and Restated Executive Employment Agreement, dated September 21, 2012, by and between WashingtonFirst Bank and Shaza L. Andersen (included as Exhibit 10.1 to Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on September 21, 2012 (File No. 333-183255))

10.2	Second Amended and Restated Severance Payment Agreement, dated September 21, 2012, by and between WashingtonFirst Bank and Richard D. Horn (included as Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on September 21, 2012 (File No. 333-183255))

10.3	Second Amended and Restated Severance Payment Agreement, dated September 21, 2012, by and between WashingtonFirst Bank and George W. Connors, IV (included as Exhibit 10.3 to Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on September 21, 2012 (File No. 333-183255))

10.4	Investment Agreement, dated as of May 3, 2012, by and between WashingtonFirst Bankshares, Inc. and Endicott Opportunity Partners III, L.P. (included as Exhibit 10.4 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on August 13, 2012 (File No. 333-183255))

10.5	Investment Agreement, dated as of June 20, 2012, by and between WashingtonFirst Bankshares, Inc. and Castle Creek Capital Partners IV, L.P. (included as Exhibit 10.5 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on August 13, 2012 (File No. 333-183255))

10.6	WashingtonFirst Bankshares, Inc. 2010 Equity Compensation Plan (including form of award agreement) (included as Appendix E to Amendment No. 3 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on November 9, 2012 (File No. 333-183255))

10.7	Form of Nonqualified Stock Option Agreement (included as Exhibit 10.7 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on August 13, 2012 (File No. 333-183255)))

10.8	Form of Restricted Stock Agreement (included as Exhibit 10.8 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on August 13, 2012 (File No. 333-183255))

10.9	Form of Indemnification Agreement between WashingtonFirst Bankshares, Inc. and each of the directors and executive officers thereof (included as Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on September 21, 2012 (File No. 333-183255))

10.10	Amendment No. 1 to Investment Agreement, dated September 21, 2012, by and between WashingtonFirst Bankshares, Inc. and Endicott Opportunity Partners III, L.P. (included as Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on September 21, 2012 (File No. 333-183255))

10.11	Amendment No. 1 to Investment Agreement, dated September 21, 2012, by and between WashingtonFirst Bankshares, Inc. and Castle Creek Capital Partners IV, L.P. (included as Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on September 21, 2012 (File No. 333-183255))

21*	Subsidiaries of WashingtonFirst Bankshares, Inc.

31.1*	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive data files pursuant to Rule 405 of Regulation S-T: WashingtonFirst Bankshares, Inc.’s (i) Consolidated Statements of Operations for the years ended December 31, 2012 and 2011; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012 and 2011; (iii) Consolidated Balance Sheets as of December 31, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011; (v) Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2012 and 2011; and (vi) the notes to the foregoing Consolidated Financial Statements.

*	Filed with this Annual Report on Form 10-K.

**	Furnished with this Annual Report on Form 10-K.

†	The schedules to this agreement have been omitted for this filing pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish copies of such schedules to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASHINGTONFIRST BANKSHARES, INC.

(Registrant)

March 22, 2013	/s/ Shaza Andersen.
Date	Shaza L. Andersen.
Chief Executive Officer
(Principal Executive Officer)

March 22, 2013	/s/ Matthew Johnson
Date	Matthew R. Johnson
Executive Vice President &
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 22, 2013	/s/ Charles E. Andrews
Date	Charles E. Andrews Director

March 22, 2013	/s/ Joseph S. Bracewell
Date	Joseph S. Bracewell Chairman of the Board of Directors

March 22, 2013	/s/ Oliver T. Carr, III
Date	Oliver T. Carr, III Director

March 22, 2013	/s/ George W. Connors IV
Date	George W. Connors IV Director, President & Chief Lending Officer

March 22, 2013	/s/ Josephine S. Cooper
Date	Josephine S. Cooper Director

March 22, 2013	/s/ John H. Dalton
Date	John H. Dalton Director

March 22, 2013	/s/ Donald W. Fisher
Date	Donald W. Fisher Director

March 22, 2013	/s/ Richard D. Horn
Date	Richard D. Horn Director and General Counsel

March 22, 2013	/s/ D. Mark Lowers
Date	D. Mark Lowers Director

March 22, 2013	/s/ John J. Mahoney
Date	John J. Mahoney Director

March 22, 2013	/s/ Juan A. Mencia
Date	Juan A. Mencia Director

March 22, 2013	/s/ Larry D. Meyers
Date	Larry D. Meyers Director

March 22, 2013	/s/ Mark C. Michael
Date	Mark C. Michael Director

March 22, 2013	/s/ Madhu K. Mohan, MD
Date	Madhu K. Mohan, MD Director

March 22, 2013	/s/ Ken Morrissette
Date	Ken Morrissette Director

March 22, 2013	/s/ James P. Muldoon
Date	James P. Muldoon Director

March 22, 2013	/s/ William C. Oldaker
Date	William C. Oldaker Director

March 22, 2013	/s/ Randall S. Peyton, MD
Date	Randall S. Peyton, MD Director

March 22, 2013	/s/ Joe R. Reeder
Date	Joe R. Reeder Director

March 22, 2013	/s/ William G. Reilly
Date	William G. Reilly Director

March 22, 2013	/s/ Gail R. Steckler
Date	Gail R. Steckler Director

March 22, 2013	/s/ Johnnie E. Wilson
Date	Johnnie E. Wilson Director

March 22, 2013	/s/ Shaza L. Andersen
Date	Shaza L. Andersen Director and Chief Executive Officer (Principal Executive Officer)

March 22, 2013	/s/ Matthew R. Johnson
Date	Matthew R. Johnson Executive Vice President & Chief Finanical Officer (Principal Financial and Accounting Officer)