Form 10-Q
period 2013-03-31
WashingtonFirst Bankshares, Inc.
filed 2013-05-14
CIK 1476264

As filed with the Securities and Exchange Commission on May 14, 2013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

Commission File Number: 001-35768
_____________________________________________________________________________________________

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
Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No ☒

As of May 1, 2013, the registrant had outstanding 6,225,303 shares of voting common stock and 1,044,152 shares of non-voting common stock.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
WashingtonFirst Bankshares, Inc.
Consolidated Balance Sheets
(unaudited)

	March 31, 2013	December 31, 2012
	(in thousands)
Assets:
Cash and cash equivalents:
Cash and due from bank balances	$4,064	$4,521
Federal funds sold	138,411	208,476
Interest bearing balances	9,965	11,210
Cash and cash equivalents	152,440	224,207
Investment securities, available-for-sale, at fair value	115,503	134,598
Other equity securities	3,152	3,623
Loans:
Loans held for investment, at amortized cost	764,413	753,355
Allowance for loan losses	(6,176)	(6,260)
Total loans, net of allowance	758,237	747,095
Premises and equipment, net	3,319	3,519
Intangibles	4,007	4,029
Deferred tax asset, net	11,523	11,419
Accrued interest receivable	3,230	3,424
Other real estate owned	2,569	3,294
Bank-owned life insurance	5,055	5,010
Other assets	5,347	7,600
Total Assets	$1,064,382	$1,147,818
Liabilities and Shareholders' Equity:
Liabilities:
Non-interest bearing deposits	$223,470	$294,439
Interest bearing deposits	668,564	678,221
Total deposits	892,034	972,660
Other borrowings	17,252	14,428
FHLB advances	35,442	40,813
Long-term borrowings	9,725	9,682
Accrued interest payable	693	2,012
Other liabilities	4,970	6,703
Total Liabilities	960,116	1,046,298
Shareholders' Equity:
Preferred stock:
Series D - 17,796 shares issued and outstanding, 1% dividend	89	89
Additional paid-in capital - preferred	17,707	17,707
Common stock:
Common Stock Voting, $0.01 par value, 50,000,000 shares authorized, 6,225,303 and 6,099,629 shares outstanding, respectively	63	61
Common Stock Non-Voting, $0.01 par value, 10,000,000 shares authorized, 1,044,152 shares outstanding	10	10
Additional paid-in capital - common	81,962	80,460
Accumulated earnings	4,635	3,226
Accumulated other comprehensive loss	(200)	(33)
Total Shareholders’ Equity	104,266	101,520
Total Liabilities and Shareholders' Equity	$1,064,382	$1,147,818
See accompanying notes to consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$10,899	$6,195
Interest and dividends on investments	649	384
Total interest income	11,548	6,579
Interest expense:
Interest on deposits	1,159	1,015
Interest on borrowings	373	206
Total interest expense	1,532	1,221
Net interest income	10,016	5,358
Provision for loan losses	1,100	1,221
Net interest income after provision for loan losses	8,916	4,137
Non-interest income:
Service charges on deposit accounts	131	118
Other operating income	363	300
Total non-interest income	494	418
Non-interest expense:
Compensation and employee benefits	3,243	1,811
Premises and equipment	1,357	643
Data processing	940	341
Professional fees	410	137
Other operating expenses	1,095	404
Total other expenses	7,045	3,336
Income before provision income taxes	2,365	1,219
Provision for income taxes	912	469
Net income	1,453	750
Preferred stock dividends and accretion	(44)	(44)
Net income available to common shareholders	$1,409	$706

Earnings per common share:
Basic earnings per common share (1)	$0.19	$0.22
Fully diluted earnings per common share (1)	$0.18	$0.21
(1) Retroactively adjusted to reflect the effect of all stock dividends.
See accompanying notes to consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(in thousands)
Net income	$1,453	$750
Other comprehensive income, net of tax:
Net unrealized holding (losses)/gains	(162)	25
Reclassification adjustment for realized gains	(5)	(2)
Net change from available-for-sale securities (1)	(167)	23
Comprehensive income	$1,286	$773

(1) Unrealized (losses)/gains on available for sale securities is shown net of income tax benefits of $0.1 million and income tax expense of $14,000 for the three months ended March 31, 2013 and 2012, respectively.

See accompanying notes to consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Changes in Shareholder Equity
(unaudited)

	For the Three Months Ended
	March 31, 2013		March 31, 2012
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Preferred stock:
Balance, beginning of period	17,796	$89	17,796	$89
Balance, end of period	17,796	$89	17,796	$89
Additional paid-in capital - preferred:
Balance, beginning of period		$17,707		$17,707
Balance, end of period		$17,707		$17,707
Common stock:
Balance, beginning of period	7,143,781	$71	2,770,653	$13,853
Exercise of warrants	125,674	2	—	—
Change in par value - $5.00 to $0.01	—	—	—	(13,826)
Common stock dividends	—	—	137,873	2
Balance, end of period	7,269,455	$73	2,908,526	$29
Additional paid-in capital - common:
Balance, beginning of period		$80,460		$19,286
Exercise of warrants		1,434		—
Change in par value - $5.00 to $0.01		—		13,826
Common stock dividends		—		1,446
Stock compensation expense		68		61
Balance, end of period		$81,962		$34,619
Accumulated earnings:
Balance, beginning of period		$3,226		$2,618
Net income		1,453		750
Preferred stock dividends		(44)		(44)
Common stock dividends		—		(1,448)
Common stock cash dividends		—		(1)
Balance, end of period		$4,635		$1,875
Accumulated other comprehensive income:
Balance, beginning of period		$(33)		$(76)
Change in unrealized loss on available-for-sale securities, net of tax and reclassification adjustments		(167)		23
Balance, end of period		$(200)		$(53)
Total shareholders' equity		$104,266		$54,266
See accompanying notes to consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(in thousands)
Cash flows from operating activities:
Net income	$1,453	$750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	123	64
Amortization of purchase accounting marks	(1,273)	—
Loss on sale of available-for-sale investment securities	16	—
Gain on sale of other real estate owned	(90)	—
Provision for loan losses	1,100	1,221
Write-down of other real estate owned	319	—
Earnings on bank-owned life insurance	(45)	—
Deferred income taxes	—	(50)
Net amortization on available-for-sale investment securities	408	105
Stock based compensation	68	61
Net change in:
Interest receivable	194	(10)
Other assets	2,251	159
Interest payable	(1,319)	22
Other liabilities	(1,733)	(622)
Net cash provided by operating activities	1,472	1,700
Cash flows from investing activities:
Purchase of available-for-sale investment securities	(1,999)	(7,894)
Proceeds from repayment of available-for-sale investment securities	17,860	1,420
Proceeds from sale/call of available-for-sale investment securities	2,540	—
Net increase in loans	(12,358)	(5,727)
Net decrease/(increase) in FHLB stock	471	(187)
Proceeds from sale of real estate owned	1,506	—
Purchases of premises and equipment, net	(38)	(698)
Net cash provided by/(used in) investing activities	7,982	(13,086)
Cash flows from financing activities:
Net (decrease)/increase in deposits	(80,186)	48,488
Net decrease in FHLB advances	(5,250)	(250)
Net increase in other borrowings	2,824	9
Proceeds from issuance of common stock, net	1,435	—
Dividends paid - cash portion for fractional shares on 5% dividend	—	(1)
Preferred stock dividends paid	(44)	(44)
Net cash (used in)/provided by financing activities	(81,221)	48,202
Net (decrease)/increase in cash and cash equivalents	(71,767)	36,816
Cash and cash equivalents at beginning of period	224,207	72,321
Cash and cash equivalents at end of period	$152,440	$109,137
See accompanying notes to consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

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

(b)	Cash and Cash Equivalents and Statements of Cash Flows
For purposes of the statements of cash flows, cash and cash equivalents consists of cash and due from banks, interest bearing balances and federal funds sold. The Bank maintains deposits with other commercial banks in amounts that may exceed federal deposit insurance coverage. Management regularly evaluates the credit risk associated with these transactions and believes that the Bank is not exposed to any significant credit risks on cash and cash equivalents. The Bank is required to maintain certain average reserve balances with the Federal Reserve Bank of Richmond. Those balances include usable vault cash and amounts on deposit with the Federal Reserve Bank of Richmond. The Bank had no compensating balance requirements or required cash reserves with correspondent banks as of March 31, 2013. The Bank maintains interest bearing balances at other banks to help ensure sufficient liquidity and provide additional return versus overnight Federal Funds.

The following table sets forth information regarding certain cash and non-cash transactions for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(in thousands)
Cash paid during the period for:
Interest paid on interest-bearing deposits	$1,237	$1,038
Income taxes paid	—	502
Non-cash activity:
Loans converted into other real estate owned	1,010	—

(c)	Use of Estimates
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
Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. All securities were classified as available-for-sale as of March 31, 2013 and December 31, 2012.
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
The Company and the Bank are subject to U.S. federal income tax and Commonwealth of Virginia tax. The Company is no longer subject to examination by Federal or State taxing authorities for the years before 2008. As of March 31, 2013 and December 31, 2012 the Company did not have any unrecognized tax benefits. The Company does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other non-interest expense. As of March 31, 2013 and December 31, 2012, the Company does not have any amounts accrued for interest and/or penalties.

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
Goodwill represents the excess of purchase price over fair value of net assets and liabilities acquired. Under ASC 350-10 (formerly known as SFAS 142 “Goodwill and Other Intangible Assets”), goodwill is not amortized over an estimated life, but rather it is evaluated at least annually for impairment by comparing its fair value with its recorded amount and is written down when appropriate. Projected net operating cash flows are compared to the carrying amount of the goodwill recorded and if the estimated net operating cash flows are less than the carrying amount, a loss is recognized to reduce the carrying amount to fair value. There was no impairment of goodwill in the three months ended March 31, 2013 or March 31, 2012. For more information regarding Goodwill see Note 9—Intangible Assets.

(r)	Recent Accounting Pronouncements
In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities”.  This guidance eliminates offsetting of financial instruments disclosure differences between GAAP and IFRS. New disclosures will be required for recognized financial instruments, such as derivatives, repurchase agreements, and reverse repurchase agreements, that are either (1) offset on the balance sheet in accordance with the FASB’s offsetting guidance or (2) subject to an enforceable master netting arrangement or similar agreement, regardless of whether they are offset in accordance with the FASB’s offsetting guidance. The objective of the new disclosure requirements is to enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. This amended guidance will be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of this guidance, which involves disclosure only, did not impact the Corporation’s consolidated financial position, results of operations, or cash flows.
In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” which is related to the impairment of indefinite-lived intangible assets. The guidance simplifies how entities test indefinite-lived intangible assets, other than goodwill, and is similar to the new qualitative impairment test for goodwill. The guidance allows entities to elect to first perform qualitative tests to determine the likelihood that the indefinite-lived intangible asset’s fair value is less than its carrying value. If it is determined that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, the entity would then perform the first step of the goodwill impairment test. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance did not have a material impact to the consolidated financial statements.
In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income”. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements. The provisions of ASU 2013-02 are effective for periods beginning after December 15, 2012, with prospective application to transactions or modifications of existing transactions that occur on or after the effective date. Upon adoption of the provisions of ASU 2013-02 on January 1, 2013, the Corporation revised its financial statements and disclosures accordingly.

(s)	Reclassifications
Certain reclassifications of prior year information were made to conform to the 2013 presentation.

3. ACQUISITION OF ALLIANCE BANKSHARES CORPORATION
On December 21, 2012, the Company completed its acquisition of Alliance (the “merger”) pursuant to the Agreement and Plan of Reorganization, dated May 3, 2012, as amended, between the Company and Alliance (the “merger agreement”). Alliance was headquartered in Chantilly, Virginia, and engaged in banking operations through its subsidiary bank, Alliance Bank. The merger expanded the Company’s presence in the greater Washington, D.C. metropolitan area with five additional branches to give the Company 15 branch locations.
Pursuant to the terms of the merger agreement, as a result of the merger, the holders of shares of Alliance common stock received 1,812,933 shares of the Company’s common stock and approximately $5.4 million in cash.
As a condition of the merger agreement, the Company agreed to raise at least $20.0 million of qualifying regulatory capital. Consequently, in connection with the merger and pursuant to private placements of its common stock and Series A non-voting common stock, the Company generated aggregate gross proceeds of approximately $27.1 million new equity capital from individual and institutional investors. The private placements resulted in the issuance of 1,351,656 shares of the Company’s common stock and 1,044,152 shares of the Company’s Series A non-voting common stock.
The merger was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the merger date. The excess of fair value of net assets acquired over consideration paid was recorded as a gain on acquisition of $2.5 million. The Company also recorded $0.4 million in core deposit intangibles which will be amortized over five years.
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
The following tables details the acquired loans that are accounted for in accordance with FASB ASC 310-30 as of December 21, 2012:

Amount
(in thousands)
Contractually required principal and interest at acquisition	$351,646
Contractual cash flows not expected to be collected (nonaccretable difference)	(39,655)
Expected cash flows at acquisition	311,991
Interest component of expected cash flows (accretable discount)	(43,697)
Fair value of acquired loans accounted for under FASB ASC 310-30	$268,294
In accordance with U.S. GAAP, there was no carryover of the allowance for loan losses that had been previously recorded by Alliance.
4. CASH AND DUE FROM BANK BALANCES
Regulation D of the Federal Reserve Act requires that banks maintain non-interest reserve balance with the Federal Reserve Bank based principally on the type and amount of their deposits. During the first quarter 2013 and 2012, the Bank maintained balances at the Federal Reserve (in addition to vault cash) to meet the reserve requirements as well as balances to partially compensate for services provided by the Federal Reserve Bank. The Bank has an interest bearing account with the Federal Home Loan Bank and maintains eight non-interest bearing accounts with domestic correspondents to off-set the cost of services they provide to the Bank for maintaining an account with them.
In addition, the Bank has $9.7 million and $11.0 million in short term investments in the form of certificates of deposits with FDIC insured banks as of March 31, 2013 and December 31, 2012, respectively. All balance are fully FDIC insured.

5. INVESTMENT SECURITIES
The following tables present the amortized cost and fair values of WashingtonFirst’s available-for-sale investment securities as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Available-for-Sale Securities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Government agencies	$22,018	$308	$(15)	$22,311
Mortgage-backed securities	24,294	351	(93)	24,552
Collateralized mortgage obligations	48,672	153	(198)	48,627
Municipal securities	18,798	1,174	(10)	19,962
Asset-backed debt securities	2,598	—	(2,547)	51
Total available-for-sale securities	$116,380	$1,986	$(2,863)	$115,503

	December 31, 2012
	Available-for-Sale Securities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasuries	$5,000	$—	$—	$5,000
U.S. Government agencies	26,208	372	(10)	26,570
Mortgage-backed securities	25,708	292	(41)	25,959
Collateralized mortgage obligations	56,184	109	(34)	56,259
Municipal securities	19,514	1,190	—	20,704
Asset-backed debt securities	2,589	—	(2,483)	106
Total available-for-sale securities	$135,203	$1,963	$(2,568)	$134,598
WashingtonFirst did not recognize in earnings any other-than-temporary impairment losses on available-for-sale investment securities during the three months ended March 31, 2013 or 2012. During the three months ended March 31, 2013 and 2012, WashingtonFirst received proceeds of $7.5 million and $40,000 from the call or sale of securities from its available-for-sale investment portfolio, respectively. These call or sales resulted in gross realized gains of $6,000 and gross realized losses of $22,000 for the three months ended March 31, 2013, compared to immaterial amounts in the same period in 2012.
As of March 31, 2013 and December 31, 2012, unrealized losses on available-for-sale securities were as follows:

	March 31, 2013
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
U.S. Government agencies	$2,983	$(15)	$—	$—
Mortgage-backed securities	5,227	(93)	—	—
Collateralized mortgage obligations	24,641	(198)	—	—
Municipal securities	3,647	(10)	—	—
Asset-backed debt securities	—	—	51	(2,547)
Total	$36,498	$(316)	$51	$(2,547)

	December 31, 2012
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
U.S. Government agencies	$1,987	$(10)	$—	$—
Mortgage-backed securities	13,204	(41)	—	—
Collateralized mortgage obligations	16,562	(34)	—	—
Asset-backed debt securities	—	—	106	(2,483)
Total	$31,753	$(85)	$106	$(2,483)
The temporary unrealized losses presented above are principally due to a general widening of credit spreads from the dates of acquisition to March 31, 2013 and December 31, 2012, as applicable. The resulting decreases in fair values reflect an increase in the perceived risk by the financial markets related to those securities. As of March 31, 2013, all U.S. Government Agencies are AAA rated and any fluctuations in their fair value are caused by changes in interest rates and are not considered credit related as the contractual cash flows of these investments are either explicitly or implicitly backed by the full faith and credit of the U.S. Government. Unrealized losses that are related to the prevailing interest rate environment will decline over time and recover as these securities approach maturity. The mortgage-backed securities portfolio at March 31, 2013 is composed of GNMA collateralized mortgage obligations reported at fair value of $48.6 million, and GNMA, FNMA or FHLMC mortgage-backed securities reported at fair value of $24.6 million. Any associated unrealized losses are caused by changes in interest rates and are not considered credit related as the contractual cash flows of these investments are either explicitly or implicitly backed by the full faith and credit of the U.S. Government. Unrealized losses that are related to the prevailing interest rate environment will decline over time and recover as these securities approach maturity.
As of March 31, 2013 and December 31, 2012, two of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $2.5 million in both periods. The unrealized losses on those securities are related to the company’s investment in Trapeza XIII Collateralized Debt Obligation, which is discussed below in greater detail.
The estimated fair value of securities pledged to secure public funds, securities sold under agreements to repurchase and for other purposes amounted to $86.6 million and $86.8 million as of March 31, 2013 and December 31, 2012, respectively.
The amortized cost and fair value of investments by remaining contractual maturity for available-for-sale investment securities as of March 31, 2013 are set forth below. Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

	Available-for-Sale Securities as of March 31, 2013
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$10,024	$10,120
Due after one year through five years	11,039	11,524
Due after five years through ten years	29,021	30,008
Due after ten years	66,296	63,851
Total	$116,380	$115,503
Management reviews the Company’s investment in Trapeza XIII Collateralized Debt Obligation, C-1 credit tranche (the “Trapeza CDO”), the asset backed securities reported in the financial statements, quarterly, and more frequently when economic or market conditions warrant such an evaluation, for possible other-than-temporary impairment (“OTTI”) based on guidance in ASC Topic 320 – Investments in Debt and Equity Instruments. In order to determine whether the Trapeza CDO may have suffered impairment, management of the Company first determines if the market (fair) value of the security is greater than its carrying cost. If the fair value is determined to be greater than cost, management completes its analysis for anecdotal information, but the investment would not be considered for potential impairment. If the fair value is less than cost, management of the Company proceeds with its OTTI analysis to determine whether the variance between fair value and cost is a temporary variance that will be recouped over time or is OTTI.

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
Based on these analyses, the Company has determined that the fair market value of the Trapeza CDO is less than its cost. As of March 31, 2013, the Trapeza CDO has an amortized cost basis of $2.6 million and is valued at $0.1 million.
In determining whether the Trapeza CDO’s impairment is a temporary impairment, management of the Company endeavors to consider all relevant qualitative and quantitative evidence prescribed by ASC Topic 320, including:

i.	the length of time and the extent to which the fair value has been less than cost;

ii.	the financial condition and near-term prospects of the issuer;

iii.	whether the market decline was affected by macroeconomic conditions; and

iv.	whether the Company intends to sell, or more likely than not will be required to sell, the Trapeza CDO before its anticipated recovery.
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

	March 31, 2013	December 31, 2012
Current number of performing and non-performing issuers	Performing: 42	Performing: 43
	Deferring interest: 10	Deferring interest: 10
	Defaulted: 10	Defaulted: 10
Actual deferrals and defaults as a percentage of the original collateral	Deferral: 13.8%	Deferral: 13.6%
	Defaults: 14.3%	Defaults: 14.1%
Expected deferrals and defaults as a percentage of the remaining performing collateral	Expected new deferrals: 0	Expected new deferrals: 0
	Expected new defaults: 6.3%	Expected new defaults: 6.3%
Subordination level of the tranche held by the registrant as a percentage of the remaining performing collateral	11.0%	11.0%
Subordination level of the tranche held by the registrant plus all superior tranche levels as a percentage of the remaining performing collateral	108.0%	108.3%
External credit ratings (Moody’s / Fitch)	Ca / C	Ca / C

The default and deferral change in percentage is due to the outstanding balances of the asset-backed debt security declining from the prior period. In considering the extent of the deficiency, the Company considers whether the deficiency has been affected by macroeconomic factors applicable to the class generally and not to the Trapeza CDO in particular. Finally, the Company considers whether it intends to sell, or more likely than not will be required to sell, the Trapeza CDO before its anticipated recovery. The Company has no intention to sell the Trapeza CDI before its anticipated recovery. Based on the foregoing analysis by management of the Company, management believes the Trapeza CDO has temporary valuation differences due to market conditions and no additional OTTI was recorded during the three months ended March 31, 2013 and 2012.
6. LOANS
The composition of net loans is summarized as follows as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(in thousands)
Construction and development	$99,979	$91,586
Commercial real estate	418,079	408,359
Residential real estate	128,600	126,394
Real estate loans	646,658	626,339
Commercial and industrial	115,370	124,670
Consumer	2,385	2,346
Total loans	764,413	753,355
Less: allowance for loan losses	6,176	6,260
Net loans	$758,237	$747,095
As of March 31, 2013, $335.0 million of loans were pledged as collateral for FHLB advances.
An aging analysis of the composition of past due loans and non-accrual loans by class of loans, as of March 31, 2013 and December 31, 2012:

	As of March 31, 2013
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	Total Past Due	Total Loans
	(in thousands)
Construction and development	$95,855	$—	$—	$4,124	$4,124	$99,979
Commercial real estate	407,429	3,963	2,581	4,106	10,650	418,079
Residential real estate	125,724	781	53	2,042	2,876	128,600
Commercial and industrial	108,893	1,831	1,835	2,811	6,477	115,370
Consumer	2,357	—	—	28	28	2,385
Balance at end of period	$740,258	$6,575	$4,469	$13,111	$24,155	$764,413

(1) For the purpose of this table, loans 1-29 days past due are included in the balance of current loans

	As of December 31, 2012
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	Total Past Due	Total Loans
	(in thousands)
Construction and development	$86,745	$475	$246	$4,120	$4,841	$91,586
Commercial real estate	397,698	3,630	648	6,383	10,661	408,359
Residential real estate	123,626	678	348	1,742	2,768	126,394
Commercial and industrial	120,685	639	—	3,346	3,985	124,670
Consumer	2,317	—	5	24	29	2,346
Balance at end of period	$731,071	$5,422	$1,247	$15,615	$22,284	$753,355

(1) For the purpose of this table, loans 1-29 days past due are included in the balance of current loans

WashingtonFirst segregates loans meeting the criteria for special mention, substandard, doubtful and loss from non-classified, or pass rated loans. WashingtonFirst reviews the characteristics of each rating at least annually, generally during the first quarter of each year.
The characteristics of these ratings are as follows:

•
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
The risk category of loans was as follows as of March 31, 2013 and December 31, 2012:

	As of March 31, 2013
Internal risk rating grades	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Risk rating number	1 to 5	6	7	8	9
	(in thousands)
Construction and development	$92,373	$1,177	$109	$6,320	$—	$99,979
Commercial real estate	388,262	11,850	7,193	10,774	—	418,079
Residential real estate	122,173	1,612	1,986	2,763	66	128,600
Commercial and industrial	102,424	3,313	4,963	4,427	243	115,370
Consumer	1,950	267	140	28	—	2,385
Balance at end of period	$707,182	$18,219	$14,391	$24,312	$309	$764,413

	As of December 31, 2012
Internal risk rating grades	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Risk rating number	1 to 5	6	7	8	9
	(in thousands)
Construction and development	$80,393	$1,547	$163	$8,588	$895	$91,586
Commercial real estate	378,001	10,068	12,169	7,022	1,099	408,359
Residential real estate	118,074	3,575	2,220	2,454	71	126,394
Commercial and industrial	111,349	4,128	5,211	2,777	1,205	124,670
Consumer	1,861	278	179	28	—	2,346
Balance at end of period	$689,678	$19,596	$19,942	$20,869	$3,270	$753,355
The following table presents a breakdown of non-accrual loans as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(in thousands)
Construction and development	$4,124	$4,120
Commercial real estate	4,106	6,383
Residential real estate	2,042	1,742
Commercial and industrial	2,811	3,346
Consumer	28	24
Total non-accrual loans	$13,111	$15,615
The following table presents information regarding troubled debt restructurings as of March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	(dollars in thousands)
Construction and development	1	$409	$409	1	$545	$409
Commercial real estate	4	3,891	3,894	4	3,913	3,913
Residential real estate	10	2,112	2,040	8	1,539	1,539
Commercial and industrial	6	438	459	5	274	274
Consumer	2	119	120	1	20	20
Total loans	23	$6,969	$6,922	19	$6,291	$6,155

According to the accounting standards, not all loan modifications are troubled debt restructurings (TDRs). TDRs are modifications or renewals where the Company has granted a concession to a borrower in financial distress. The Company reviews all modifications and renewals for determination of TDR status. In some situations a borrower may be experiencing financial distress, but the Company does not provide a concession. These modifications are not considered TDRs. In other cases, the Company might provide a concession, such as a reduction in interest rate, but the borrower is not experiencing financial distress. This could be the case if the Company is matching a competitor’s interest rate. These modifications would also not be considered TDRs. Finally, any renewals at existing terms for borrowers not experiencing financial distress would not be considered TDRs. The following table presents loan information by class regarding TDRs identified during the previous 12 months that were in default, under the modified terms as of March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	(dollars in thousands)
Construction and development	1	$540	$409	1	$545	$410
Commercial real estate	—	—	—	1	1,691	1,691
Residential real estate	1	725	724	1	725	725
Commercial and industrial	—	—	—	5	274	274
Consumer	1	19	19	1	19	19
Total loans	3	$1,284	$1,152	9	$3,254	$3,119
Non-performing assets were as follows as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(in thousands)
Non-accrual loans	$13,111	$15,615
Trouble debt restructurings still accruing	5,770	3,036
Asset-backed debt securities	51	106
Other real estate owned	2,569	3,294
Total non-performing assets	$21,501	$22,051
As of both March 31, 2013 and December 31, 2012 there were no loans past due more than 90 days which were still accruing. If interest had been earned on the non-accrual loans, interest income would have been approximately $0.2 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively.

7. ALLOWANCE FOR LOAN LOSSES
Changes in the allowance for loan losses were as follows for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(in thousands)
Balance at beginning of period	$6,260	$4,932
Provision for loan losses	1,100	1,221
Charge-offs	(1,218)	(401)
Recoveries	34	3
Balance at end of period	$6,176	$5,755
The following table presents changes in the allowance for loan losses by segment for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31, 2013
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Beginning Balance	$863	$2,655	$573	$2,142	$27	$6,260
Provision for/(release of) loan losses	97	(3)	173	832	1	1,100
Charge-offs	—	(265)	—	(953)	—	(1,218)
Recoveries	4	1	10	19	—	34
Ending Balance	$964	$2,388	$756	$2,040	$28	$6,176

	For the Three Months Ended March 31, 2012
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Beginning Balance	$1,048	$2,313	$633	$899	$39	$4,932
Provision for/(release of) loan losses	233	515	138	362	(27)	1,221
Charge-offs	(400)	—	—	—	(1)	(401)
Recoveries	—	—	3	—	—	3
Ending Balance	$881	$2,828	$774	$1,261	$11	$5,755
The increase in charge-offs in the first quarter of 2013, compared to the first quarter of 2012, was primarily attributable to the charge-off of a commercial loan to a non-profit organization in the amount of $1.0 million that had been previously identified and was fully reserved for as of December 31, 2012.

The following tables present the ending balances of loan and the related allowance for losses by impairment method and segment type as of March 31, 2013 and December 31, 2012:

	As of March 31, 2013
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Ending Balance:
Evaluated collectively for impairment	$90,782	$399,075	$123,162	$105,461	$2,069	$720,549
Evaluated individually for impairment	9,197	19,004	5,438	9,909	316	43,864
	$99,979	$418,079	$128,600	$115,370	$2,385	$764,413

Allowance for Losses:
Evaluated collectively for impairment	$833	$1,682	$353	$625	$4	$3,497
Evaluated individually for impairment	131	706	403	1,415	24	2,679
	$964	$2,388	$756	$2,040	$28	$6,176

	As of December 31, 2012
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Ending Balance:
Evaluated collectively for impairment	$86,840	$387,262	$121,829	$115,909	$2,184	$714,024
Evaluated individually for impairment	4,746	21,097	4,565	8,761	162	39,331
	$91,586	$408,359	$126,394	$124,670	$2,346	$753,355

Allowance for Losses:
Evaluated collectively for impairment	$663	$1,641	$278	$582	$7	$3,171
Evaluated individually for impairment	200	1,014	295	1,560	20	3,089
	$863	$2,655	$573	$2,142	$27	$6,260
The following tables show the allocation of the allowance for loan losses among various categories of loans and certain other information as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any loan category.

	March 31, 2013		December 31, 2012
	Amount	% Total	Amount	% Total
	(dollars in thousands)
Construction and development	$964	15.6%	$863	13.8%
Commercial real estate	2,388	38.7%	2,655	42.4%
Residential real estate	756	12.2%	573	9.2%
Commercial and industrial	2,040	33.0%	2,142	34.2%
Consumer	28	0.5%	27	0.4%
Total allowance for loan losses	$6,176	100.0%	$6,260	100.0%

The following table represents specific allocation for impaired loans by class as of March 31, 2013 and December 31, 2012:

	As of March 31, 2013			As of December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
	(in thousands)
Impaired loans:
With no related allowance:
Construction and development	$5,698	$3,714	$—	$2,000	$2,000	$—
Commercial real estate	6,036	5,337	—	5,251	5,251	—
Residential real estate	2,346	1,901	—	864	864	—
Commercial and industrial	1,506	1,355	—	1,404	1,404	—
Consumer	14	9	—	5	5	—
Total with no related allowance	15,600	12,316	—	9,524	9,524	—
With an allowance recorded:
Construction and development	540	409	61	545	409	61
Commercial real estate	2,658	2,663	119	5,014	5,014	345
Residential real estate	1,582	1,457	394	1,898	1,691	296
Commercial and industrial	2,211	1,915	1,115	2,179	1,930	1,433
Consumer	120	120	20	19	19	19
Total with an allowance recorded	7,111	6,564	1,709	9,655	9,063	2,154
Total impaired loans	$22,711	$18,880	$1,709	$19,179	$18,587	$2,154
8. OTHER REAL ESTATE OWNED
As of March 31, 2013, WashingtonFirst had $2.6 million classified as OREO on the balance sheet, compared to $0.6 million as of March 31, 2012. During the three months ended March 31, 2013, WashingtonFirst sold four OREO properties collecting cash proceeds of $1.5 million, realizing gains of $0.1 million. In addition, WashingtonFirst acquired two new OREO properties with a fair value of $1.0 million. The increase in OREO is primarily due to the addition of $2.7 million to the OREO balance on December 21, 2012, as a result of the acquisition of Alliance. There were no new properties acquired or sold in the three months ended March 31, 2012.
The table below reflects changes in other real estate owned (“OREO”) for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(in thousands)
Balance at beginning of period	$3,294	$615
Properties acquired at foreclosure	1,010	—
Sales of foreclosed properties	(1,416)	—
Valuation adjustments	(319)	—
Balance at end of period	$2,569	$615
The table below reflects expenses applicable to OREO for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(in thousands)
Valuation adjustments	$319	$—
Operating expenses, net of rental income	23	—
Total OREO expense	$342	$—

9. INTANGIBLE ASSETS
Intangible assets includes goodwill and core deposit intangibles. Goodwill is tested for impairment annually or more frequently if events or circumstances indicate a possible impairment. Core deposit intangible assets arise when a bank has a stable deposit base comprising of funds associated with long-term customer relationships. The intangible asset value derives from customer relationships that provide a low-cost source of funding. With its acquisition of Alliance in December 2012, the Company recorded $0.4 million of core deposit intangibles, which is being amortized over a five year period. The Company performs annual impairment tests on goodwill in the fourth quarter of each year using the fair value approach.
The balances of goodwill and core deposit intangibles are presented below as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(in thousands)
Goodwill	$3,601	$3,601
Core deposit intangible	406	428
	$4,007	$4,029
10. DEPOSITS
The composition of deposits is summarized as follows as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(in thousands)
Demand deposit accounts	$223,470	$294,439
NOW accounts	89,281	99,043
Money market accounts	115,887	103,497
Savings accounts	99,205	93,422
Time deposits under $100,000	205,972	230,773
Time deposits $100,000 and over	158,219	151,486
Total deposits	$892,034	$972,660
The $80.7 million decrease in deposits in the first quarter 2013 is primarily the result of expected cyclical fluctuations, primarily in the title company accounts.
The scheduled maturities of time deposits are as follows as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(in thousands)
Within 1 Year	$243,509	$232,084
1 - 2 years	61,488	78,823
2 - 3 years	35,796	49,916
3 - 4 years	16,460	16,461
4 - 5 years	6,938	4,975
Total	$364,191	$382,259
Time deposits include Certificate of Deposit Account Registry Service (“CDARS”) balances and brokered deposits. The Bank had $21.9 million and $28.4 million in CDARS deposits as of March 31, 2013 and December 31, 2012, respectively. Brokered deposits were $85.3 million and $100.5 million as of March 31, 2013 and December 31, 2012, respectively.
11. OTHER BORROWINGS
Other borrowings consist of $17.3 million and $14.4 million of customer repurchase agreements as of March 31, 2013 and December 31, 2012, respectively. Customer repurchase agreements are standard commercial banking transactions that involve a Bank customer instead of a wholesale bank or broker.

12. FEDERAL HOME LOAN ADVANCES
As a member of the Federal Home Loan Bank of Atlanta (FHLB), the Bank has access to numerous borrowing programs with total credit availability established at 20 percent of total quarter-end assets. FHLB advances are fully collateralized by pledges of certain qualifying real estate secured loans (see Note 4 - Cash and Due from Bank Balances). As of March 31, 2013, the Bank had pledged a total of $314.9 million in qualifying home equity lines of credit, commercial real estate loans, multifamily real estate loans, and residential real estate secured loans. As of March 31, 2013, the Bank had $197.4 million in remaining credit available with the FHLB.
The following table sets forth the composition of FHLB advances as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(dollars in thousands)
As of period ended:
FHLB advances	$35,442	$40,813
Weighted average outstanding interest rate	3.89%	3.84%
The following table sets forth the composition of FHLB advances during the three months ended March 31, 2013 and 2012:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(dollars in thousands)
Averages for the period:
FHLB advances	$40,315	$24,234
Average interest rate paid during the year	2.24%	3.40%
Maximum month-end balance outstanding	$40,773	$24,267
The following table sets forth the contractual maturities of FHLB advances as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(in thousands)
Within one year	$6,600	$11,850
In 2021	28,842	28,963
Total	$35,442	$40,813
13. LONG-TERM BORROWINGS
Long-term borrowings consist of the following as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(in thousands)
Subordinated debt	$2,222	$2,214
Trust preferred capital notes	7,503	7,468
	$9,725	$9,682
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
On June 30, 2003, Alliance invested $0.3 million as common equity into a wholly-owned Delaware statutory business trust (the “Trust”). Simultaneously, the Trust privately issued $10.0 million face amount of thirty-year floating rate trust preferred capital securities (the “Trust Preferred Capital Notes”) in a pooled trust preferred capital securities offering. The Trust used the offering proceeds, plus the equity, to purchase $10.3 million principal amount of Alliances’ floating rate junior subordinated debentures due 2033 (the “Subordinated Debentures”). Both the Trust Preferred Capital Notes and the Subordinated Debentures are callable at any time. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15 percent subject to quarterly interest rate adjustments. The interest rates as of March 31, 2013 and December 31, 2012 were 3.43 percent and 3.54 percent, respectively.
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
Under the indenture governing the Trust Preferred Capital Notes, WashingtonFirst has the right to defer payments of interest for up to twenty consecutive quarterly periods. The interest deferred under the indenture compounds quarterly at the interest rate then in effect. WashingtonFirst is not currently deferring the interest payments.
All or a portion of the Trust Preferred Capital Notes may be included as Tier 1 Capital in the regulatory computation of capital adequacy. Under current regulatory guidelines, the Trust Preferred Capital Notes may constitute no more than 25 percent of total Tier 1 Capital. Any amount not eligible to be counted as Tier 1 Capital is considered to be Tier 2 Capital. As of March 31, 2013, the entire amount of Trust Preferred Capital Notes was considered Tier 1 Capital.
14. SHAREHOLDERS’ EQUITY
On August 4, 2011 the Company participated in the SBLF program in the amount of $17.8 million and simultaneously used the funds to pay off the proceeds due to the United States Treasury for the TARP investment netting the Company approximately $3.8 million in new capital.
The Treasury provides banks with capital under the SBLF program by purchasing Tier 1-qualifying preferred stock or equivalents in each bank. The dividend rate on SBLF funding will be reduced as a participating community bank increases its lending to small businesses. The initial dividend rate will be, at most, 5 percent. If a bank’s small business lending increases by 10 percent or more, then the rate will fall to as low as 1 percent. Banks that increase their lending by amounts less than 10 percent can benefit from rates set between 2 percent and 4 percent. If lending does not increase in the first two years, however, the rate will increase to 7 percent. After 4.5 years, the rate will increase to 9 percent if the bank has not already repaid the SBLF funding. The dividend rate was 1.0 percent for the first quarter 2013 and the entire year of 2012.
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
The Company had 158,745 warrants outstanding as of December 31, 2012, expiring February, 2013 with a weighted average exercise price of $11.42 per share, that were issued in connection with the acquisition of First Liberty Bancorp in 2006. In  February 2013, 125,674 of these warrants were exercised generating $1.4 million in additional common equity and the remaining 33,048 warrants expired.
On April 5, 2013, the Board of Directors declared another 5 percent stock dividend. The stock dividend is payable on or about May 17, 2013, to shareholders of record as of April 26, 2013. Following the stock dividend the number of outstanding shares increased by 363,473. The stock dividend will require a reclassification of retained earnings to common stock and paid-in-capital common based upon the market share price of the stock on May 17, 2013. All per share amounts in this report have been retroactively adjusted to reflect the stock dividend.
15. COMMITMENTS AND CONTINGENCIES
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
The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Bank had $91.0 million in outstanding commitments to extend credit as of March 31, 2013.
Litigation
In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying financial statements. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial condition of the Company.
Other Contractual Arrangements
The Bank is party to a contract dated October 7, 2010 with Fiserv, for core data processing and item processing services integral to the operations of the Bank. Under the terms of the agreement, the Bank may cancel the agreement subject to a substantial cancellation penalty based on the current monthly billing and remaining term of the contract. The initial term of Services provided shall end seven years following the date Services are first used. Services were first provided beginning May 16, 2011 and will expire on May 15, 2018. At the current expense rate of $0.1 million per month, the contract is expected to cost approximately $3.0 million over the remaining life of the contract.
16. CAPITAL REQUIREMENTS
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). Management believes the Company met all capital adequacy requirements to which they are subject as of March 31, 2013.
As of March 31, 2013, the most recent notification from the FDIC categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios, as set forth in the table below. Since that notification, management believes there are no conditions or events to change the Company’s category.

The Company’s actual capital amounts and ratios are presented in the following table as of March 31, 2013 and December 31, 2012:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of March 31, 2013:
Total risk-based capital ratio	$116,638	14.28%	$65,343	>8.0%	$81,679	>10.0%
Tier 1 risk-based capital ratio	107,962	13.22%	32,666	>4.0%	48,999	>6.0%
Tier 1 leverage ratio	107,962	10.34%	41,765	>4.0%	52,206	>5.0%

As of December 31, 2012:
Total risk-based capital ratio	$113,752	13.77%	$66,087	>8.0%	$82,609	>10.0%
Tier 1 risk-based capital ratio	104,992	12.71%	33,042	>4.0%	49,563	>6.0%
Tier 1 leverage ratio	104,992	16.39%	25,623	>4.0%	32,029	>5.0%
17. EARNINGS PER SHARE
The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock has no effect on income available to common shareholders. The following table presents the basic and dilutive earnings per share for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(dollars in thousands, except for per share amounts)
Net income	$1,453	$750
Less: SBLF dividends	(44)	(44)
Net income available to common shareholders	$1,409	$706

Weighted average number of shares outstanding (1)	7,569,561	3,271,469
Effect of dilutive securities:
Restricted stock, stock options and warrants (1)	61,626	52,733
Dilutive weighted average number of shares outstanding (1)	7,631,187	3,324,202

Basic earnings per share (1)	$0.19	$0.22
Diluted earnings per share (1)	$0.18	$0.21
(1) Retroactively adjusted to reflect the effect of all stock dividends.

18. OTHER EXPENSES
The following summarizes other operating expenses in the consolidated statements of operations for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(in thousands)
Other real estate owned expenses	$342	$—
Business and franchise tax	166	31
Advertising and promotional expenses	139	95
FDIC premiums	98	101
Postage, printing and supplies	55	42
Directors' fees	50	37
Insurance	25	18
Merger expenses	8	—
Other	212	80
Other expenses	$1,095	$404
19. FAIR VALUE DISCLOSURES
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
Net transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period. There were no transfers within the fair value hierarchy for fair value measurements of WashingtonFirst’s investment securities during the first three months of 2013 or 2012.
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
Fair Value Classification and Transfers
As of March 31, 2013, WashingtonFirst’s assets and liabilities recorded at fair value included financial instruments valued at $21.5 million whose fair values were estimated by management in the absence of readily determinable fair values (i.e., level 3). These financial instruments measured as level 3 represented 1.9 percent of total assets and 15.7 percent of financial instruments measured at fair value as of March 31, 2013. As of December 31, 2012, WashingtonFirst’s assets and liabilities recorded at fair value included financial instruments valued at $22.0 million whose fair values were estimated by management in the absence of readily determinable fair values. These financial instruments measured as level 3 represented 1.9 percent of total assets and 14.1 percent of financial instruments measured at fair value as of December 31, 2012.

The following table’s present information about WashingtonFirst’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2013 and December 31, 2012, respectively, and indicates the fair value hierarchy of the valuation techniques used by WashingtonFirst to determine such fair value:

Assets Measured at Fair Value as of March 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
U.S. Government agencies	$—	$22,311	$—	$22,311
Mortgage-backed securities	—	24,552	—	24,552
Collateralized mortgage obligations	—	48,627	—	48,627
Municipal securities	—	19,962	—	19,962
Asset-backed debt securities	—	—	51	51
Total recurring assets at fair value	$—	$115,452	$51	$115,503

Nonrecurring:
Assets:
Impaired loans (1)	$—	$—	$18,880	$18,880
Other real estate owned (2)	—	—	2,569	2,569
Total nonrecurring assets at fair value	$—	$—	$21,449	$21,449

Assets Measured at Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
U.S. Treasuries	$5,000	$—	$—	$5,000
U.S. Government agencies	—	26,570	—	26,570
Mortgage-backed securities	—	25,959	—	25,959
Collateralized mortgage obligations	—	56,259	—	56,259
Municipal securities	—	20,704	—	20,704
Asset-backed debt securities	—	—	106	106
Total recurring assets at fair value	$5,000	$129,492	$106	$134,598

Nonrecurring:
Assets:
Impaired loans (1)	$—	$—	$18,587	$18,587
Other real estate owned (2)	—	—	3,294	3,294
Total nonrecurring assets at fair value	$—	$—	$21,881	$21,881

(1)	Includes loans that have been measured for impairment at the fair value of the loans’ collateral.

(2)	Other real estate owned is transferred from loans to OREO at the lower of cost or market.

The following table presents additional information about assets and liabilities measured at fair value on a recurring and nonrecurring basis for which WashingtonFirst has used significant level 3 inputs to determine fair value. Net transfers in and/or out of level 3 are based on the fair values of the assets and liabilities as of the beginning of the reporting period.

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(in thousands)
Balance at beginning of period	$106	$68
Unrealized gains	(55)	—
Balance at end of period	$51	$68
Disclosures on Fair Value of Financial Instruments
The following table sets forth the estimated fair values and carrying values for financial assets, liabilities and commitments as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Cash and cash equivalents	$152,440	$152,440	$224,207	$224,207
Investment securities	115,503	115,503	134,598	134,598
Other equity securities	3,152	3,152	3,623	3,623
Loans, net	758,237	761,227	747,095	752,567
Bank-owned life insurance	5,055	5,055	5,010	5,010
Time deposits	364,191	366,704	382,259	384,263
Other borrowings	17,252	17,252	14,428	14,428
FHLB advances	35,442	35,448	40,813	40,951
Long-term borrowings	9,725	9,657	9,682	9,682
Off balance sheet items	91,013	91,013	118,539	118,539
The following methods and assumptions were used in estimating the fair value of the financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:
Cash and cash equivalents. The carrying amount of cash and cash equivalents approximates fair value. As such they are classified as Level 1 for non-interest-bearing deposits and Level 2 or interest-bearing deposits due from banks or federal funds sold.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations should be read together with: (1) the interim unaudited consolidated financial statements and the related notes that appear elsewhere in this report; and (2) WashingtonFirst’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 22, 2013.
The discussion below and the other sections to which WashingtonFirst has referred you contains management’s comments on WashingtonFirst’s business strategy and outlook, such discussions contain forward-looking statements. These forward-looking statements reflect the expectations, beliefs, plans and objectives of management about future financial performance and assumptions underlying management’s judgment concerning the matters discussed, and accordingly, involve estimates, assumptions, judgments and uncertainties. WashingtonFirst’s actual results could differ materially from those discussed in the forward-looking statements and the discussion below is not necessarily indicative of future results. Factors that could cause or contribute to any differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in Item 1A “Risk Factors” in WashingtonFirst’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 22, 2013 and below in “ – Cautionary Note Regarding Information Regarding Forward-Looking Statements.”
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
Recent Developments
On April 5, 2013, the Board of Directors declared a five percent (5%) share dividend on WashingtonFirst's outstanding shares of common stock and Series A non-voting common stock. WashingtonFirst will pay cash in lieu of fractional shares of common stock and Series A non-voting common stock. The dividend shares and cash will be distributed on or about May 17, 2013 to stockholders of record at the close of business on April 26, 2013.
Cautionary Note Regarding Forward-Looking Statements
This report, as well as other periodic reports filed with the SEC, and written or oral communications made from time to time by or on behalf of WashingtonFirst, may contain statements relating to future events or future results and their effects that are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “intend” and “potential,” or words of similar meaning, or future or conditional verbs such as “should,” “could,” or “may” or the negative of those terms or other variations of them or comparable terminology. Forward-looking statements include statements of WashingtonFirst’s goals, intentions and expectations; statements regarding its business plans, prospects, growth and operating strategies; statements regarding the quality of its loan and investment portfolios; and estimates of its risks and future costs and benefits.
Forward-looking statements reflect our expectation or prediction of future conditions, events or results based on information currently available. These forward-looking statements are subject to significant risks and uncertainties that may cause actual results to differ materially from those in such statements. These risk and uncertainties include, but are not limited to, the risks identified in Item 1A “Risk Factors” in WashingtonFirst's Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 22, 2013 and the following:

•
the risk that the businesses of WashingtonFirst and Alliance will not be integrated successfully, or such integration may be more difficult, time-consuming or costly than expected, resulting in less revenue or cost savings than expected, or higher deposit attrition and customer losses than expected;

•	competition among financial services companies may increase and adversely affect operations of WashingtonFirst;

•	changes in the level of nonperforming assets and charge-offs;

•	changes in the availability of funds resulting in increased costs or reduced liquidity;

•	changes in accounting policies, rules and practices;

•	changes in the assumptions underlying the establishment of reserves for possible loan losses and other estimates;

•	impairment concerns and risks related to WashingtonFirst’s investment portfolio, and the impact of fair value accounting, including income statement volatility;

•	changes in the interest rate environment and market prices may reduce WashingtonFirst’s net interest margins, asset valuations and expense expectations;

•	general business and economic conditions in the markets WashingtonFirst serve change or are less favorable than expected;

•	legislative or regulatory changes adversely affect WashingtonFirst’s businesses;

•	fiscal and regulatory policies of the United States government;

•	reactions in financial markets related to potential or actual downgrades in the sovereign credit rating of the United States and the budget deficit or national debt of the United States government;

•	changes in the way the FDIC insurance premiums are assessed;

•	changes in business conditions and inflation;

•	increase in personal or commercial bankruptcies or defaults;

•	changes occur in the securities markets; and,

•	technology-related changes are harder to make or more expensive than expected.
Forward-looking statements speak only as of the date of this report. WashingtonFirst does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of this report or to reflect the occurrence of unanticipated events except as required by federal securities laws.
Overview
WashingtonFirst generates the majority of its revenues from interest income on loans, service charges on customer accounts and income from investment securities. Revenues are partially offset by interest expense paid on deposits and other borrowings and non-interest expenses such as compensation and employee benefits, other operating costs and occupancy expenses. Net interest income is the difference between interest income on earning assets such as loans and securities and interest expense on liabilities such as deposits and borrowings which are used to fund those assets. Net interest income is the Company’s largest source of revenue. Net interest income for the three months ended March 31, 2013 and 2012 was $10.0 million and $5.4 million, respectively, producing a $4.7 million increase in earnings. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and margin. The Company has recognized increased net interest income due primarily to an increase in the volume of interest-earning assets as a result of the Alliance acquisition.
Net income available to common shareholders was $1.4 million and $0.7 million for the three months ended March 31, 2013 and 2012, respectively, and diluted earnings per share were $0.18 and $0.21, respectively, for those same periods. The increase in net income available to common shareholders for first quarter 2013 compared to the same period in 2012 is primarily the result of the acquisition of Alliance in December 2012, while lower earnings per diluted share is primarily the result of the issuance of new stock in connection with the Alliance acquisition. In addition to the increased revenues earned as a result of the larger loan portfolio, increased costs were incurred in the first quarter 2013 compared to first quarter 2012. Compensation and employee benefit expenses increased by $1.4 million primarily due to an increase in the number of employees as five additional branches were added in the acquisition of Alliance. Additionally, premises and equipment expenses increased as a result of the increase in number of branches by $0.7 million in first quarter 2013 compared to first quarter 2012. The Company also incurred increased other operating expenses in the first quarter 2013 compared to the first quarter 2012, primarily as a result on the increased size of operations. (See Note 18 - Other Expenses of WashingtonFirst’s Consolidated Financial Statements for further details).
As of March 31, 2013 and December 31, 2012, total assets were $1.1 billion. Total loans increased $11.1 million from December 31, 2012 to March 31, 2013. Tier 1 capital increased by $3.0 million to $108.0 million as of March 31, 2013, compared to $105.0 million as of December 31, 2012.
As of March 31, 2013, WashingtonFirst had $21.5 million in nonperforming assets, a decrease of $0.6 million from December 31, 2012. The company also had a decrease in the allowance of loan losses in the first quarter 2013, resulting in a $6.2 million allowance for loan losses as of March 31, 2013, compared to $6.3 million as of December 31, 2012.

A further discussion of WashingtonFirst’s financial condition and results of operations, including relative contributions of the Alliance and WashingtonFirst businesses, is contained in the sections following.
Critical Accounting Policies and Estimates
The preparation of WashingtonFirst’s consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. Actual results could differ from those estimates. The critical accounting policies that are both important to the portrayal of WashingtonFirst’s financial condition and results of operations and require complex, subjective judgments are the accounting policies for: (1) the allowance for losses, (2) purchase accounting, (3) goodwill and other intangible asset impairment, (4) accounting for income taxes, and (3) fair value measurements.
For a discussion of these critical accounting policies and the related use of estimates and assumptions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in WashingtonFirst’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 22, 2013.
Results of Operations
WashingtonFirst’s net income available to common shareholders for first quarter 2013 was $1.4 million or $0.18 per diluted common share, compared to $0.7 million or $0.21 per diluted common share for first quarter 2012. Basic net income per common share was $0.19 per share and $0.22 per common share for first quarter 2013 and 2012, respectively. The key factor contributing to the increase in net income as compared to the same period in 2012 is the increased size of the loan portfolio and operations of the Company as a result of the acquisition of Alliance in December 2012. The following sections provide more detail regarding specific components of WashingtonFirst’s results of operations.
Net Interest Income.
Net interest income for the three months ended March 31, 2013 was $10.0 million, compared to $5.4 million for the same period during 2012. The overall net interest margin was 3.99 percent for the three months ended March 31, 2013, compared to 4.08 percent for the three months ended March 31, 2012.
The following table provides information regarding interest-earning assets and funding for the three months ended March 31, 2013 and 2012. The balance of non-accruing loans is included in the average balance of loans presented, though the related income is accounted for on a cash basis. Therefore, as the balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly. The average rate earned on interest-bearing balances reflects lower short-term market rates during 2013 compared to 2012. The lower average rate on loans during 2013 reflects the decline in market rates reflected in the rates on loans acquired or reset during the past year. The lower average rate on interest-bearing demand deposits, money market deposit accounts and savings accounts is consistent with general trends in average short-term rates during the periods presented. The downward trend in the average rate on time deposits reflects the maturity of older time deposits and the issuance of new time deposits at lower market rates.

Average Balances, Interest Income and Expense and Average Yield and Rates

	For the Three Months Ended
	March 31, 2013			March 31, 2012
	Average Balance	Income/ Expense	Yield/ Rate (6)	Average Balance	Income/ Expense	Yield/ Rate (6)
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (1)	$753,057	$10,899	5.79%	$420,506	$6,195	5.89%
Interest-bearing balances	10,081	14	0.56%	12,136	18	0.60%
Investment securities (2)	127,460	561	1.76%	61,263	341	2.23%
Federal funds sold	126,077	74	0.24%	45,216	25	0.22%
Total interest earning assets	1,016,675	11,548	4.54%	539,121	6,579	4.88%
Non-interest earning assets:
Cash and due from banks	4,182			2,096
Premises and equipment	3,464			2,472
Other real estate owned (OREO)	3,061			615
Other assets	26,811			9,585
Less: allowance for loan losses	(6,360)			(5,147)
Total non-interest earning assets	31,158			9,621
Total Assets	$1,047,833			$548,742

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$79,318	$45	0.23%	$18,718	$15	0.32%
Money market deposit accounts	106,849	146	0.55%	50,125	96	0.78%
Savings accounts	97,770	223	0.93%	76,938	182	0.96%
Time deposits	361,935	745	0.83%	201,514	722	1.45%
Total interest-bearing deposits	645,872	1,159	0.72%	347,295	1,015	1.17%
FHLB advances	40,315	226	2.24%	24,234	206	3.40%
Other borrowings and long-term borrowings	25,041	147	2.35%	—	—	—%
Total interest-bearing liabilities	711,228	1,532	0.87%	371,529	1,221	1.33%
Non-interest-bearing liabilities:
Demand deposits	225,965			120,392
Other liabilities	7,036			2,524
Total non-interest-bearing liabilities	233,001			122,916
Total Liabilities	944,229			494,445
Shareholders’ Equity	103,604			54,297
Total Liabilities and Shareholders’ Equity	$1,047,833			$548,742

Interest Spread (3)			3.67%			3.55%
Net Interest Margin (4)(5)		$10,016	3.99%		$5,358	4.08%

(1)	Loans placed on non-accrual status are included in loan balances.

(2)	Includes available-for-sale investment securities and other equity securities.

(3)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(4)	Interest income and yields are presented on a fully taxable equivalent basis using 38.5 percent tax rate.

(5)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

(6)	Annualized income/expense used for the yield/rate.

The following table sets forth information regarding the changes in the components of WashingtonFirst’s net interest income for the periods indicated. For each category, information is provided on changes attributable to changes in volume (change in volume multiplied by old rate) and changes in rate (change in rate multiplied by old volume). Combined rate/volume variances, the third element of the calculation, are allocated based on their relative size. The decreases in income due to changes in rate reflect the reset of variable rate investments, variable rate deposit accounts and adjustable rate mortgages to lower rates and the acquisition of new lower yielding investments and loans, as described above. The decreases in expense reflect the decreased cost of funding due to lower interest rates in the debt markets. The increases due to changes in volume reflect the increase in on-balance sheet assets during the first three months of 2013 compared to the first three months of 2012.

	For the Three Months Ended March 31, 2013
	Compared to Same Period 2012
	(Decrease)/Increase Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Loans	$(751)	$5,455	$4,704
Interest-bearing balances	(1)	(3)	(4)
Investment securities	(442)	663	221
Federal funds sold	1	47	48
Total income from interest-earning assets	(1,193)	6,162	4,969
Expense from interest-bearing liabilities:
Interest-bearing deposits	(2,145)	2,289	144
FHLB Advances	(363)	385	22
Borrowed funds	—	145	145
Total expense from interest-bearing liabilities	(2,508)	2,819	311
Increase in net interest income	$1,315	$3,343	$4,658
Interest Earning Assets
Average loan balances were $753.1 million for the three months ended March 31, 2013 compared to $420.5 million for the same period in 2012. Loans grew primarily due to the Alliance acquisition in December 2012. The related interest income from loans was $10.9 million for the three months ended March 31, 2013 resulting in an average yield of 5.79 percent, compared to $6.2 million for the three months ended March 31, 2012, resulting in an average yield of 5.89 percent. The decrease in average yield on loans reflects a declining interest rate environment. Interest rates are established for classes of loans that include variable rates based on the prime rate as reported by The Wall Street Journal or other identifiable bases while others carry fixed rates with terms as long as 15 years. Most variable rate originations include minimum initial rates and/or floors.
Investment securities averaged $127.5 million for the three months ended March 31, 2013, compared to $61.3 million for the same period in 2012. The increase in the average investment securities in the first quarter 2013 compared to the first quarter 2012 is primarily a result of the Alliance acquisition in December 2012. Interest income generated on these investment securities for the three months ended March 31, 2013 totaled $0.6 million, or a 1.76 percent yield, compared to $0.3 million or a 2.23 percent yield for the three months ended March 31, 2012.
Short-term investments in federal funds sold averaged $126.1 million for the three months ended March 31, 2013, compared to $45.2 million for the same period in 2012. The increase in the average short-term investments in the first quarter 2013 compared to the first quarter 2012 is primarily a result of the Alliance acquisition in December 2012. Interest income generated on these assets for the three months ended March 31, 2013 totaled $0.1 million, or a 0.24 percent yield, compared to $25,000 or a 0.22 percent yield for the three months ended March 31, 2012.
Interest Bearing Liabilities
Average interest-bearing deposits were $645.9 million for the three months ended March 31, 2013 compared to $347.3 million for the same period in 2012. The increase in the average interest-bearing deposits in the first quarter 2013 compared to the first quarter 2012 is primarily a result of the Alliance acquisition in December 2012. The related interest expense from interest-bearing deposits was $1.2 million for the three months ended March 31, 2013, compared to $1.0 million for the three months ended March 31, 2012. The average rate on these deposits was 0.72 percent during the three months ended March 31, 2013, compared to 1.17 percent for the same periods in 2012. The lower interest rate environment allowed for competitive repricing of interest bearing demand accounts, money market accounts, savings accounts and time deposits.

FHLB advances averaged $40.3 million for the three months ended March 31, 2013, compared to $24.2 million for the same periods in 2012. Interest expense incurred on these borrowing for the three months ended March 31, 2013 totaled $0.2 million, or a 2.24 percent rate, compared to $0.2 million or a 3.40 percent rate for the three months ended March 31, 2012.
Selected Performance Ratios

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(dollars in thousands)
Average total assets	$1,047,833	$548,742
Average shareholders' equity	103,604	54,297
Net income	1,453	750
Return on average assets (1)	0.55%	0.55%
Return on average shareholders' equity (1)	5.61%	5.53%
Return on average common equity (1)	6.77%	8.22%
Average shareholders' equity to average total assets	9.89%	9.89%
(1) Annualized.
Provision for Loan Losses. During the three months ended March 31, 2013, WashingtonFirst recorded provisions to its allowance for loan losses of $1.1 million, charge-offs of $1.2 million and recoveries of $34,000. During the three months ended March 31, 2012, WashingtonFirst recorded provisions to its allowance for loan losses of $1.2 million, charge-offs of $0.4 million and recoveries of $3,000. The increase in charge-offs in the first quarter of 2013, compared to the first quarter of 2012, was primarily attributable to the charge-off of a commercial loan to a non-profit organization in the amount of $1.0 million that had been previously identified and was fully reserved for as of December 31, 2012.
Service Charges on Deposit Accounts. During both the three months ended March 31, 2013 and 2012, service charges on deposit accounts were $0.1 million.
Other Operating Income. During the three months ended March 31, 2013, WashingtonFirst recorded $0.4 million of other operating income compared to $0.3 million for the same period in 2012.
Gain on Sale of Available-for-Sale Investment Securities. During the three months ended March 31, 2013, WashingtonFirst realized $16,000 of losses on the calls or sales of available-for-sale investments, compared to immaterial amounts in the same period 2012.
Compensation and Employee Benefits. Compensation and employee benefits were $3.2 million and $1.8 million for the three months ended March 31, 2013 and 2012, respectively. The increase in compensation and employee benefits in first quarter 2013 compared to first quarter 2012 is primarily the result of increased headcount as the Company nearly doubled in size after the acquisition of Alliance in December 2012.
Premises and Equipment. Premises and equipment expenses were $1.4 million and $0.6 million for the three months ended March 31, 2013 and 2012, respectively. The increase was primarily due to the increase in rent expenses associated with the addition of five branch locations with the acquisition of Alliance in December 2012.
Data Processing. Data processing expenses were $0.9 million and $0.3 million for the three months ended March 31, 2013 and 2012, respectively. The increase was primarily due to the increased size of the Company after the acquisition. A portion of the expenses incurred in first quarter 2013 are nonrecurring one time conversion expenses related to the acquisition.
Professional Fees. Professional fees, which includes legal, accounting and other professional services, were $0.4 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively. The increase in professional fees is primarily a result of the Company nearly doubling in size with the acquisition of Alliance in December 2012 and became a public company in the fourth quarter 2012, resulting in additional required professional services.
Other Operating Expenses. Other operating expenses were $1.1 million for the three months ended March 31, 2013 compared to $0.4 million for the same period in 2012. The $0.7 million increase is primarily related to increased other real estate owned operating costs as a result of write downs in first quarter 2013 and increased business and franchise taxes incurred in first quarter 2013, compared to first quarter 2012. See Note 18 - Other Expenses for further details.

Financial Condition
Total assets were $1.1 billion as of March 31, 2013 and December 31, 2012. As of March 31, 2013, WashingtonFirst had $152.4 million of cash and cash equivalents, compared to $224.2 million as of December 31, 2012. As of March 31, 2013, WashingtonFirst had $758.2 million of loans, net of allowance for loan losses, compared to $747.1 million as December 31, 2012. As of March 31, 2013, WashingtonFirst had $115.5 million of investments, compared to $134.6 million as December 31, 2012.
Total liabilities remained at $1.0 billion as of March 31, 2013 and December 31, 2012. As of March 31, 2013, total deposits were $0.9 billion, compared to $1.0 billion as of December 31, 2012.
As of March 31, 2013, WashingtonFirst had total equity of $104.3 million, compared to $101.5 million as of December 31, 2012. The increase in total equity during the first quarter 2013 is primarily the result of current earnings and warrants that were exercised.
Loan Portfolio
In its lending activities, WashingtonFirst seeks to develop substantial relationships with clients whose business and individual banking needs will grow with WashingtonFirst. WashingtonFirst has made significant efforts to be responsive to the lending needs in the markets served, while maintaining sound asset quality and credit practices. WashingtonFirst grants credit to construction and development, residential real estate, commercial real estate, commercial and industrial and consumer borrowers in the normal course of business. The loan portfolio was $764.4 million as of March 31, 2013, an increase of $11.0 million from the December 31, 2012 balance of $753.4 million.
The following table summarizes the composition of the loan portfolio by dollar amount and each segment as a percentage of the total loan portfolio as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Construction and development	$99,979	13.1%	$91,586	12.2%
Commercial real estate	418,079	54.7%	408,359	54.2%
Residential real estate	128,600	16.8%	126,394	16.8%
Real estate loans	646,658	84.6%	626,339	83.2%
Commercial and industrial	115,370	15.1%	124,670	16.5%
Consumer	2,385	0.3%	2,346	0.3%
Total loans	$764,413	100.0%	$753,355	100.0%
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
Loans secured by various types of real estate, which includes construction and development loans, commercial real estate loans, and residential real estate loans, constitute the largest portion of total loans. Commercial real estate loans represent the largest dollar exposure. Substantially all of these loans are secured by properties in the greater Washington, D.C. metropolitan area with the heaviest concentration in Northern Virginia. Risk is managed through diversification by sub-market, property type, and loan size. Risk is further managed by seeking loans with multiple sources of repayment. The average loan size in this portfolio is $0.4 million as of March 31, 2013.
Construction and development loans represented 13.1 percent and 12.2 percent of the total loan portfolio at March 31, 2013 and December 31, 2012, respectively. New originations in this segment are being underwritten in the context of current market conditions and are particularly focused in sub-markets which appear to be the strongest in the region. Legacy loans, particularly in the land and speculative construction portion of this portfolio, have been largely converted to amortizing loans with regular principal and interest payments. WashingtonFirst expects to see further reductions in its land and speculative construction exposure partially offset by potential increases in certain residential construction activities as market conditions improve.

Residential real estate loans, which are secured by residential real estate, represented 16.8 percent of total loans as of both March 31, 2013 and December 31, 2012. In general, loans in these categories represent loans underwritten by WashingtonFirst or Alliance, to customers who had or established a deposit relationship with the respective bank at the time the loan was originated. WashingtonFirst believes that its underwriting criteria reflect current market conditions.
The contractual maturity ranges of the loans in WashingtonFirst’s loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of March 31, 2013 are summarized in the following table:

	One Year or Less	One to Five Years	Over Five Years	Total
	(in thousands)
Construction and development	$62,503	$6,477	$30,999	$99,979
Commercial real estate	63,131	155,417	199,531	418,079
Residential real estate	27,160	73,218	28,222	128,600
Commercial and industrial	52,146	13,598	49,626	115,370
Consumer	802	471	1,112	2,385
Total loans	$205,742	$249,181	$309,490	$764,413

Loans with a predetermined interest rate	$70,175	$54,183	$197,585	$321,943
Loans with a floating or adjustable interest rate	135,567	194,998	111,905	442,470
Total loans	$205,742	$249,181	$309,490	$764,413
Asset Quality
WashingtonFirst segregates loans meeting the criteria for special mention, substandard, doubtful and loss from non-classified, or pass rated loans. WashingtonFirst reviews the characteristics of each rating at least annually, generally during the first quarter of each year. The characteristics of these ratings are as follows:

•
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

The table below represents WashingtonFirst’s loan portfolio by risk rating, classification, and loan portfolio segment as of March 31, 2013:

	As of March 31, 2013
Internal risk rating grades	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Risk rating number	1 to 5	6	7	8	9
	(in thousands)
Construction and development	$92,373	$1,177	$109	$6,320	$—	$99,979
Commercial real estate	388,262	11,850	7,193	10,774	—	418,079
Residential real estate	122,173	1,612	1,986	2,763	66	128,600
Commercial and industrial	102,424	3,313	4,963	4,427	243	115,370
Consumer	1,950	267	140	28	—	2,385
Balance at end of period	$707,182	$18,219	$14,391	$24,312	$309	$764,413
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
When payments are 90 days or more in arrears or when WashingtonFirst determines that it is no longer prudent to recognize current interest income on a loan, WashingtonFirst classifies the loan as non-accrual. Non-accrual loans decreased from $15.6 million as of December 31, 2012 to $13.1 million as of March 31, 2013. From time to time, a loan may be past due 90 days or more but is in the process of collection and thus warrants remaining on accrual status. WashingtonFirst had no such loans as of March 31, 2013 or December 31, 2012.
The following tables set forth the aging and non-accrual loans by class as of March 31, 2013 and December 31, 2012:

	As of March 31, 2013
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	Total Past Due	Total Loans
	(in thousands)
Construction and development	$95,855	$—	$—	$4,124	$4,124	$99,979
Commercial real estate	407,429	3,963	2,581	4,106	10,650	418,079
Residential real estate	125,724	781	53	2,042	2,876	128,600
Commercial and industrial	108,893	1,831	1,835	2,811	6,477	115,370
Consumer	2,357	—	—	28	28	2,385
Balance at end of period	$740,258	$6,575	$4,469	$13,111	$24,155	$764,413

(1) For the purpose of this table, loans 1-29 days past due are included in the balance of current loans

	As of December 31, 2012
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	Total Past Due	Total Loans
	(in thousands)
Construction and development	$86,745	$475	$246	$4,120	$4,841	$91,586
Commercial real estate	397,698	3,630	648	6,383	10,661	408,359
Residential real estate	123,626	678	348	1,742	2,768	126,394
Commercial and industrial	120,685	639	—	3,346	3,985	124,670
Consumer	2,317	—	5	24	29	2,346
Balance at end of period	$731,071	$5,422	$1,247	$15,615	$22,284	$753,355

(1) For the purpose of this table, loans 1-29 days past due are included in the balance of current loans

Allowance for Loan Losses
The allowance for loan losses is an estimate of the losses that are inherent in the loan portfolio at the balance sheet date. The allowance is based on the basic principle that a loss be accrued when it is probable that the loss has occurred at the date of the financial statements and the amount of the loss can be reasonably estimated. The methodology that WashingtonFirst uses to determine the level of its allowance for loan losses is described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Allowance for Loan Losses” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 22, 2013.
The allowance for loan losses was $6.2 million as of March 31, 2013, or approximately 0.8 percent of loans outstanding, compared to $5.8 million or approximately 1.4 percent of loans outstanding, as of March 31, 2012. WashingtonFirst has allocated $1.2 million as of March 31, 2013 for specific non-performing loans. For the three months ended March 31, 2013, WashingtonFirst recorded $1.1 million in provisions for loan losses, $1.2 million in charge-offs and $34,000 in recoveries, compared to $1.2 million in provision for loans losses, $0.4 million in charge-off and $3,000 in recoveries for the three months ended March 31, 2012. The increase in charge-offs in the first quarter of 2013, compared to the first quarter of 2012, was primarily attributable to the charge-off of a commercial loan to a non-profit organization in the amount of $1.0 million that had been previously identified and was fully reserved for as of December 31, 2012.
In connection with the acquisition of Alliance in December 2012, the allowance for loan losses that had been on the books of Alliance was eliminated and Alliance’s loan portfolio, which had a book value of $277.6 million, was recorded on WashingtonFirst’s books at the fair value of $268.3 million. Of the $764.4 million in gross loans outstanding as of March 31, 2013, $255.6 million or 33.4 percent were recorded on the books at fair value in connection with the acquisition of Alliance in December 2012 and have an aggregate discount on the books of $7.8 million as of March 31, 2013.
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

The following table represents an analysis of the allowance for loan losses for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(in thousands)
Balance at beginning of period	$6,260	$4,932
Provision for loan losses	1,100	1,221
Charge-offs:
Construction and development	—	(400)
Commercial real estate	(265)	—
Residential real estate	—	—
Commercial and industrial	(953)	—
Consumer loans	—	(1)
Total charge-offs	(1,218)	(401)
Recoveries:
Construction and development	4	—
Commercial real estate	1	—
Residential real estate	10	3
Commercial and industrial	19	—
Total recoveries	34	3
Net charge-offs	(1,184)	(398)
Balance at end of period	$6,176	$5,755

Allowance for loan losses to total loans	0.81%	1.35%
Allowance for loan losses to non-accrual loans	47.11%	89.80%
Allowance for loan losses to non-performing assets	28.72%	55.20%
Non-performing assets to total assets	2.02%	1.72%
Net charge-offs to average loans	0.63%	0.38%
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

	For the Three Months Ended March 31, 2013
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Beginning Balance	$863	$2,655	$573	$2,142	$27	$6,260
Provision for/(release of) losses	97	(3)	173	832	1	1,100
Charge-offs	—	(265)	—	(953)	—	(1,218)
Recoveries	4	1	10	19	—	34
Ending Balance	$964	$2,388	$756	$2,040	$28	$6,176

	As of March 31, 2013
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Ending Balance:
Evaluated collectively for impairment	$90,782	$399,075	$123,162	$105,461	$2,069	$720,549
Evaluated individually for impairment	9,197	19,004	5,438	9,909	316	43,864
	$99,979	$418,079	$128,600	$115,370	$2,385	$764,413

Allowance for Losses:
Evaluated collectively for impairment	$833	$1,682	$353	$625	$4	$3,497
Evaluated individually for impairment	131	706	403	1,415	24	2,679
	$964	$2,388	$756	$2,040	$28	$6,176
Non-performing Assets
Impaired Loans (Loans with a Specific Allowance Allocation). As of March 31, 2013, all loans with impairment allocations were in non-accrual status.
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
As of March 31, 2013, there was $13.1 million in loans on non-accrual status compared to $15.6 million as of December 31, 2012. The $13.1 million non-accrual loan balance consists primarily of loans secured by residential and commercial real estate in the Northern Virginia area. The specific allowance for impaired loans as of March 31, 2013 was $1.7 million.
Total Non-performing Assets. As of March 31, 2013, WashingtonFirst had $21.5 million of non-performing assets compared to $22.1 million as of December 31, 2012, a decrease of $0.6 million. The ratio of non-performing assets to total assets increased to 2.02 percent as of March 31, 2013 from 1.92 percent as of December 31, 2012, a 10 basis point increase. The ratio of non-performing assets to total assets as of December 31, 2012 increased compared to WashingtonFirst’s historical trends due to the acquisition of Alliance in December 2012. The ratio increased to 1.92% as of December 31, 2012, compared to 1.25% as of December 31, 2011. In the first quarter of 2013, the non-performing assets improved by decreasing $0.6 million, however total assets decreased, resulting in an increase in the ratio. This decrease in total assets in the first quarter 2013 is primarily the result of expected cyclical fluctuations with title company accounts.
The following table provides information regarding credit quality as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(dollars in thousands)
Non-performing assets:
Non-accrual loans	$13,111	$15,615
Troubled debt restructurings still accruing	5,770	3,036
Asset-backed security	51	106
Other real estate owned	2,569	3,294
Total non-performing assets	$21,501	$22,051

Non-performing assets to total assets	2.02%	1.92%
Other Real Estate Owned (OREO). As of March 31, 2013, WashingtonFirst had $2.6 million classified as OREO on the balance sheet, compared to $0.6 million as of March 31, 2012. During the three months ended March 31, 2013, WashingtonFirst sold four OREO properties collecting cash proceeds of $1.5 million, realizing gains of $0.1 million. In addition, WashingtonFirst acquired two new OREO properties with a fair value of $1.0 million. The increase in OREO is primarily due to the addition of $2.7 million to the

OREO balance on December 21, 2012, as a result of the acquisition of Alliance. There were no new properties acquired or sold in the three months ended March 31, 2012.
The table below reflects the OREO activity for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(in thousands)
Balance at beginning of period	$3,294	$615
Properties acquired at foreclosure	1,010	—
Sales of foreclosed properties	(1,416)	—
Valuation adjustments	(319)	—
Balance at end of period	$2,569	$615
Investment Securities - Available-for-sale
WashingtonFirst actively manages its portfolio duration and composition with changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are pledged as collateral for certain borrowing transactions, public funds and repurchase agreements. The total fair value of the amount of the investment securities accounted for under available-for-sale accounting was $115.5 million as of March 31, 2013 compared to $134.6 million as of December 31, 2012. This decrease is primarily attributable to the maturity of certain positions during the first quarter 2013.
On March 31, 2013, the investment portfolio contained callable and non-callable U.S. Government corporations and agencies securities, U.S. Government collateralized mortgage obligations (“CMOs”), U.S. Government mortgage backed securities (“MBS”), asset-backed debt securities, and municipal securities.
As of March 31, 2013, U.S. Government corporations and agencies were $22.3 million or 19.3 percent of the portfolio, CMOs and MBS were $73.2 million, or 63.4 percent of the portfolio, and municipal securities were $20.0 million, or 17.3 percent of the portfolio.
The yield on the available-for-sale investment securities portfolio for the three months ended March 31, 2013 was 1.8 percent, compared to 2.2 percent for the same period in 2012. When prepayments on these instruments occur at a faster rate than anticipated, premium amortization increases which adversely impacts the portfolio yield.
Other Equity Investments
WashingtonFirst’s securities portfolio contains other equity investments that are required to be held as part of its banking operations. These include stock of the FHLB, Atlantic Central Bankers Bank (“ACBB”) and Community Bankers Bank (“CBB”). The following table summarizes the balances of other equity securities as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(in thousands)
FHLB stock	$2,796	$3,267
ACBB	100	100
CBB	256	256
Total other equity securities	$3,152	$3,623
Deposits
WashingtonFirst seeks deposits within its market area by offering high-quality customer service, using technology to deliver deposit services effectively and paying competitive interest rates. A significant portion of its client base and deposits are directly related to home sales and refinancing activity, including those from title and escrow agency customers.
As of March 31, 2013, the deposit portfolio totaled $892.0 million, which was comprised of $223.5 million of non-interest bearing deposits and $668.5 million of interest bearing deposits. As of December 31, 2012, the deposit portfolio totaled $972.7 million, which was comprised of $294.5 million of non-interest bearing deposits and $678.2 million of interest bearing deposits. The $80.7 million decrease in deposits in the first quarter 2013 is primarily the result of expected cyclical fluctuations, primarily in the title company accounts. The average balance of interest bearing deposits for the three months ended March 31, 2013 was $645.9 million, compared to $347.3 million for the same period in March 31, 2012. This significant increase is also the result of the acquisition of Alliance in December 2012. The average cost on these interest-bearing deposits for the three months ended March 31, 2013 was 0.7 percent compared to 1.2 percent for the same period in 2012. As key interest rates declined over the past year, WashingtonFirst was able to reprice the interest rates on its deposits at lower levels.
Average non-interest bearing demand deposits were $226.0 million for the three months ended March 31, 2013, compared to $120.4 million for the same period in 2012.
Other Borrowings
Other Borrowings consists of customer repurchase agreements which are standard commercial bank transactions that involve a WashingtonFirst customer instead of a wholesale bank or broker. These customer repurchase agreements were acquired through the acquisition of Alliance. Alliance offered this product as an accommodation to larger retail and commercial customers and affluent individuals that request safety for their funds beyond the FDIC deposit insurance limits. WashingtonFirst believes this product offers it a stable source of financing at a reasonable market rate of interest and is continuing the program. As of March 31, 2013, WashingtonFirst had $17.3 million of customer repurchase agreements, compared to $14.4 million as of December 31, 2012.
FHLB Advances
The FHLB is a significant source of funding for WashingtonFirst. WashingtonFirst augments its funding portfolio with FHLB advances for both liquidity and interest rate management. As of March 31, 2013 and December 31, 2012, the FHLB advances were $35.4 million and $40.8 million, respectively, with various maturities not exceeding twelve months, with the exception of one advance for $25.0 million that was acquired from Alliance and does not mature until February 2021. The book value as of March 31, 2013 and December 31, 2012 contains a $3.8 million and $4.0 million fair market value adjustment, respectively, associated with the advance acquired from Alliance mentioned above and is being amortized over the life of the advance. Advances are secured by a lien on certain loans and securities of WashingtonFirst Bank that are pledged from time to time. The following table provides information regarding WashingtonFirst’s FHLB advances as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(dollars in thousands)
As of period ended:
FHLB advances	$35,442	$40,813
Weighted average outstanding interest rate	3.89%	3.84%
The following table sets forth the composition of FHLB advances during the three months ended March 31, 2013 and 2012:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(dollars in thousands)
Averages for the period:
FHLB advances	$40,315	$24,234
Average interest rate paid during the year	2.24%	3.40%
Maximum month-end balance outstanding	$40,773	$24,267
Long-term Borrowings
Long-term borrowings consist of the following as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(in thousands)
Subordinated debt	$2,222	$2,214
Trust preferred capital notes	7,503	7,468
	$9,725	$9,682
On June 15, 2012, WashingtonFirst Bank issued $2.5 million in subordinated debt (the “Bank Subordinated Debt”) to Community Bancapital LP (“CBC”). The Bank Subordinated Debt has a maturity of nine (9) years, is due in full on June 14, 2021, and carries an 8.0 percent interest rate with interest being paid quarterly. In connection with the issuance of the Bank Subordinated Debt, the Company issued warrants to CBC that would allow it to purchase 55,018 shares of common stock at a share price equal to $11.36. These warrants expire if not exercised on or before June 15, 2020. In recording this transaction, the warrants were valued at $0.3 million, which was treated as an increase in additional paid-in capital, and the liability associated with the Bank Subordinated

Debt was recorded at $2.2 million. The $0.3 million discount on the Bank Subordinated Debt is being expensed monthly over the life of the debt.
On June 30, 2003, Alliance invested $0.3 million as common equity into a wholly-owned Delaware statutory business trust (the “Trust”). Simultaneously, the Trust privately issued $10.0 million face amount of thirty-year floating rate trust preferred capital securities (the “Trust Preferred Capital Notes”) in a pooled trust preferred capital securities offering. The Trust used the offering proceeds, plus the equity, to purchase $10.3 million principal amount of Alliances’ floating rate junior subordinated debentures due 2033 (the “Subordinated Debentures”). Both the Trust Preferred Capital Notes and the Subordinated Debentures are callable at any time. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15 percent subject to quarterly interest rate adjustments. The interest rates as of March 31, 2013 and December 31, 2012 were 3.43 percent and 3.54 percent, respectively.
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
Under the indenture governing the Trust Preferred Capital Notes, WashingtonFirst has the right to defer payments of interest for up to twenty consecutive quarterly periods. The interest deferred under the indenture compounds quarterly at the interest rate then in effect. WashingtonFirst is not currently deferring the interest payments.
All or a portion of the Trust Preferred Capital Notes may be included as Tier 1 Capital in the regulatory computation of capital adequacy. Under current regulatory guidelines, the Trust Preferred Capital Notes may constitute no more than 25 percent of total Tier 1 Capital. Any amount not eligible to be counted as Tier 1 Capital is considered to be Tier 2 Capital. As of March 31, 2012, the entire amount of Trust Preferred Capital Notes was considered Tier 1 Capital.
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
The risk-based capital standards issued by the Federal Reserve Board require all bank holding companies to have “Tier 1 capital” of at least 4.0 percent and “total risk-based” capital (Tier 1 and Tier 2) of at least 8.0 percent of total risk-weighted assets. “Tier 1 capital” generally includes common shareholders’ equity and qualifying perpetual preferred stock together with related surpluses and retained earnings, less deductions for goodwill and various other intangibles. “Tier 2 capital” may consist of a limited amount of intermediate-term preferred stock, a limited amount of term subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock not qualifying as Tier 1 capital, and a limited amount of the general valuation allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.”
The Federal Reserve Board has also adopted guidelines which supplement the risk-based capital guidelines with a minimum ratio of Tier 1 capital to average total consolidated tangible assets, or “leverage ratio,” of 3.0 percent for institutions with well diversified risk, including no undue interest rate exposure; excellent asset quality; high liquidity; good earnings; and that are generally considered to be strong banking organizations, rated composite 1 under applicable federal guidelines, and that are not experiencing or anticipating significant growth. Other banking organizations are required to maintain a leverage ratio of at least 4.0 percent. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets.
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
Total shareholders’ equity was $104.3 million as of March 31, 2013 compared to the December 31, 2012 level of $101.5 million. The change in equity is primarily attributable current earnings and stock warrants exercised in the first quarter 2013.
The following table shows WashingtonFirst Bank’s capital categories, capital ratios and the minimum capital ratios currently required by bank regulators as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(in thousands)
Tier 1 Capital:
Common stock	$73	$71
Capital surplus	81,962	80,460
Preferred stock	17,796	17,796
Accumulated earnings	4,635	3,226
Less: disallowed assets	(4,007)	(4,029)
Add: Trust preferred	7,503	7,468
Total Tier 1 Capital	$107,962	$104,992

Tier 2 Capital:
Qualifying allowance for loan losses	$6,176	$6,260
Qualifying subordinated debt	2,500	2,500
Total Tier 2 Capital	$8,676	$8,760

Total risk based capital	$116,638	$113,752
Risk weighted assets	816,588	826,103
Qualifying quarterly average assets	1,043,811	640,562

	March 31, 2013	December 31, 2012	Regulatory Minimum
Capital Ratios:
Total risk-based capital ratio	14.28%	13.77%	8.00%
Tier 1 risk-based capital ratio	13.22%	12.71%	4.00%
Tier 1 leverage ratio	10.34%	16.39%	4.00%
The significant decrease in Tier I leverage ratio is primarily the result of the capital raise and the Alliance acquisition. As the Tier 1 leverage ratio is calculated by taking the Tier 1 capital at the end of the period divided by the average qualified average assets of the last three months. As the acquisition of Alliance took place on December 21, 2012 the additional capital was included in the Tier 1 capital, but the additional averages were only included for the last ten days of 2012.
The regulatory risk based capital guidelines establish minimum capital levels for WashingtonFirst to be deemed “well capitalized.” The guidelines for “well capitalized” call for a leverage ratio of 5.0 percent, tier 1 risk based capital ratio of 6.0 percent and total risk based capital ratio of 10.0 percent. As of March 31, 2013, WashingtonFirst had a total risk based capital ratio of 14.28 percent, a tier 1 risk based capital ratio of 13.22 percent, and a leverage ratio of 10.34 percent all in excess of the regulatory minimums to be “well capitalized.” WashingtonFirst Bank and WashingtonFirst continuously monitor the capital levels and the risk profile of the entities to determine if capital levels are sufficient for the risk profiles of the organization.
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
As of March 31, 2013, WashingtonFirst had $152.4 million in cash and cash equivalents to support the business activities and deposit flows of its clients. WashingtonFirst maintains credit lines at the FHLB and other correspondent banks. As of March 31, 2013, WashingtonFirst had a total credit line of $232.8 million with the FHLB with an unused portion of $197.4 million. Borrowings with the FHLB have certain collateral requirements and are subject to disbursement approval by the FHLB. As of March 31, 2013, WashingtonFirst also had $45.0 million in unsecured borrowing capacity from correspondent banks. As of March 31, 2013, WashingtonFirst did not have any outstanding borrowings from its correspondent banks. All borrowings from correspondent banks are subject to disbursement approval. In addition to the borrowing capacity described above, WashingtonFirst may sell investment securities, loans and other assets to generate additional liquidity. WashingtonFirst believes that it has sufficient liquidity to protect depositors, provide for business growth and comply with regulatory requirements.
Concentrations
Substantially all of WashingtonFirst’s loans, commitments and standby letters of credit have been granted to customers located in the greater Washington, D.C. metropolitan area. WashingtonFirst’s overall business includes a significant focus on real estate activities, including real estate lending, title companies and real estate settlement businesses. As of March 31, 2013, commercial real estate loans were 54.7 percent of the total loan portfolio, construction and development loans were 13.1 percent of the total loan portfolio and residential real estate loans were 16.8 percent of the total loan portfolio. In addition, a substantial portion of our non-interest bearing deposits is generated by our title and escrow company clients. See “Item 1A. Risk Factors – Risks Associated With WashingtonFirst’s Business – WashingtonFirst’s profitability depends significantly on local economic conditions” in WashingtonFirst’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 22, 2013.
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
Not required as the Company is a smaller reporting company.

Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures.
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s periodic filings under the Exchange Act, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management on a timely basis to allow decisions regarding required disclosure. Management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2013. Based on management’s assessment, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.
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
Changes in Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

From time to time, WashingtonFirst becomes involved in litigation relating to claims arising in the normal course of its business. In the opinion of management, there are no pending or threatened legal proceedings which would have a material adverse effect on WashingtonFirst’s financial condition or results of operations.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in WashingtonFirst’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 22, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity by WashingtonFirst during the fiscal period covered by this report that have not been previously reported on a From 8-K.

Item 3. Defaults Upon Senior Securities

(a)    None.

(b)    None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)    None.

(b)    None.

Item 6. Exhibits

Exhibit	Description

2.1†
Agreement and Plan of Reorganization, dated as of May 3, 2012, by and among WashingtonFirst Bankshares, Inc., Alliance Bankshares Corporation and Alliance Bank Corporation (included as Appendix A to Amendment No. 3 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on November 9, 2012 (File No. 333-183255))

2.2
Amendment No. 1, dated August 9, 2012, to the Agreement and Plan of Reorganization, dated as of May 3, 2012, by and among WashingtonFirst Bankshares, Inc., Alliance Bankshares Corporation and Alliance Bank Corporation (included as Appendix A to Amendment No. 3 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on November 9, 2012 (File No. 333-183255))

3.1
Articles of Incorporation of WashingtonFirst Bankshares, Inc. filed February 25, 2009, as amended (filed as Exhibit 3.1 to Form 8-K filed with the Securities and Exchange Commission by WashingtonFirst on December 21, 2012 (File No. 001-35768))

3.2
Articles of Amendment to the Articles of Incorporation of WashingtonFirst Bankshares, Inc. filed January 28, 2013 (filed as Exhibit 3.1 to Form 8-K filed with the Securities and Exchange Commission by WashingtonFirst on February 6, 2013 (File No. 001-35768))

3.3
Bylaws of WashingtonFirst Bankshares, Inc. adopted February 25, 2009 (included as Exhibit 3.7 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on August 13, 2012 (File No. 333-183255))

4.1
Form of certificate representing shares of WashingtonFirst Bankshares, Inc.’s common stock (included as Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on September 21, 2012 (File No. 333-183255))

4.2
WashingtonFirst Bankshares, Inc. Senior Non-Cumulative Perpetual Preferred Stock, Series D (included as part of Exhibit 3.5 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on August 13, 2012 (File No. 333-183255))

4.3
Form of certificate representing shares of WashingtonFirst Bankshares, Inc.’s non-voting common stock (included as included as Exhibit 4.3 to Amendment No. 2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on November 5, 2012 (File No. 333-183255))

10.1
Second Amended and Restated Executive Employment Agreement, dated September 21, 2012, by and between WashingtonFirst Bank and Shaza L. Andersen (included as Exhibit 10.1 to Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on September 21, 2012 (File No. 333-183255))

10.2
Second Amended and Restated Severance Payment Agreement, dated September 21, 2012, by and between WashingtonFirst Bank and Richard D. Horn (included as Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on September 21, 2012 (File No. 333-183255))

10.3
Second Amended and Restated Severance Payment Agreement, dated September 21, 2012, by and between WashingtonFirst Bank and George W. Connors, IV (included as Exhibit 10.3 to Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on September 21, 2012 (File No. 333-183255))

10.4
Investment Agreement, dated as of May 3, 2012, by and between WashingtonFirst Bankshares, Inc. and Endicott Opportunity Partners III, L.P. (included as Exhibit 10.4 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on August 13, 2012 (File No. 333-183255))

10.5
Investment Agreement, dated as of June 20, 2012, by and between WashingtonFirst Bankshares, Inc. and Castle Creek Capital Partners IV, L.P. (included as Exhibit 10.5 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on August 13, 2012 (File No. 333-183255))

*	Filed with this Quarterly Report on Form 10-Q.

**	Furnished with this Quarterly Report on Form 10-Q.

†	The schedules to this agreement have been omitted for this filing pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish copies of such schedules to the SEC upon request.

Exhibit	Description
10.6
WashingtonFirst Bankshares, Inc. 2010 Equity Compensation Plan (including form of award agreement) (included as Exhibit 99.1 to Form 8-K filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on May 3, 2013 (File No. 001-35768))

10.7
Form on Incentive Stock Option Agreement (included as Exhibit 99.2 to Form 8-K files with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on May 3, 2013 (File No. 001-35768))

10.8
Form of Nonqualified Stock Option Agreement (included as Exhibit 10.7 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on August 13, 2012 (File No. 333-183255)))

10.9
Form of Restricted Stock Agreement (included as Exhibit 10.8 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on August 13, 2012 (File No. 333-183255))

10.10
Form of Indemnification Agreement between WashingtonFirst Bankshares, Inc. and each of the directors and executive officers thereof (included as Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on September 21, 2012 (File No. 333-183255))

10.11
Amendment No. 1 to Investment Agreement, dated September 21, 2012, by and between WashingtonFirst Bankshares, Inc. and Endicott Opportunity Partners III, L.P. (included as Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on September 21, 2012 (File No. 333-183255))

10.12
Amendment No. 1 to Investment Agreement, dated September 21, 2012, by and between WashingtonFirst Bankshares, Inc. and Castle Creek Capital Partners IV, L.P. (included as Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on September 21, 2012 (File No. 333-183255))

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

101**
Interactive data files pursuant to Rule 405 of Regulation S-T: WashingtonFirst Bankshares, Inc.’s (i) Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012; (iii) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; (v) Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2013 and 2012; and (vi) the notes to the foregoing Consolidated Financial Statements.

*	Filed with this Quarterly Report on Form 10-Q.

**	Furnished with this Quarterly Report on Form 10-Q.

†	The schedules to this agreement have been omitted for this filing pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish copies of such schedules to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WASHINGTONFIRST BANKSHARES, INC.

May 14, 2013	/s/ Shaza Andersen.
Date	Shaza L. Andersen.
Chief Executive Officer
(Principal Executive Officer)

May 14, 2013	/s/ Matthew Johnson
Date	Matthew R. Johnson
Executive Vice President &
Chief Financial Officer
(Principal Financial and Accounting Officer)