Form 10-Q/A
period 2013-03-31
WashingtonFirst Bankshares, Inc.
filed 2013-08-13
CIK 1476264

As filed with the Securities and Exchange Commission on August 13, 2013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note
The purpose of this Amendment No. 1 to Quarterly Report on Form 10-Q for the period ended March 31, 2013, as filed with the Securities and Exchange Commission on May 14, 2013 (the “Report”) of WashingtonFirst Bankshares, Inc. (“WashingtonFirst”), is to amend the disclosure in Part II, Item 2 thereof to reflect the exercise of warrants during the period, which exercise was reflected and discussed in the Report in the Consolidated Statements of Changes in Shareholder Equity, the Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

Rule 12b-15 under the Securities Exchange Act of 1934 provides that any amendment to a report required to be accompanied by the certifications specified in Rule 13(a)-14(b) or 15d-14(b) must be accompanied by new certifications of the principal executive officer and principal financial officer. These certifications, which are unchanged from the certifications as originally filed with the Company's Quarterly Report on Form 10-Q on May 14, 2013, are therefore also included as Exhibits 31.1, 31.2 and 32.1.

PART II - OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

WashingtonFirst had 158,745 warrants outstanding as of December 31, 2012, expiring February, 2013 with a weighted average exercise price of $11.42 per share, that were issued in connection with the acquisition of First Liberty Bancorp in 2006. In February 2013, 125,674 of these warrants were exercised generating $1.4 million in additional common equity and the remaining 33,048 warrants expired.

The proceeds from the warrant exercises will be used for general corporate purposes.

The foregoing transactions were completed without registration under the Securities Act of 1933, as amended, in reliance upon the exemption provided by Section 4(2) thereof, no public offering being involved.

Item 6. Exhibits

Exhibit	Description

2.1†
Agreement and Plan of Reorganization, dated as of May 3, 2012, by and among WashingtonFirst Bankshares, Inc., Alliance Bankshares Corporation and Alliance Bank Corporation (included as Appendix A to Amendment No. 3 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on November 9, 2012 (File No. 333-183255))

2.2
Amendment No. 1, dated August 9, 2012, to the Agreement and Plan of Reorganization, dated as of May 3, 2012, by and among WashingtonFirst Bankshares, Inc., Alliance Bankshares Corporation and Alliance Bank Corporation (included as Appendix A to Amendment No. 3 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on November 9, 2012 (File No. 333-183255))

3.1
Articles of Incorporation of WashingtonFirst Bankshares, Inc. filed February 25, 2009, as amended (filed as Exhibit 3.1 to Form 8-K filed with the Securities and Exchange Commission by WashingtonFirst on December 21, 2012 (File No. 001-35768))

3.2
Articles of Amendment to the Articles of Incorporation of WashingtonFirst Bankshares, Inc. filed January 28, 2013 (filed as Exhibit 3.1 to Form 8-K filed with the Securities and Exchange Commission by WashingtonFirst on February 6, 2013 (File No. 001-35768))

3.3
Bylaws of WashingtonFirst Bankshares, Inc. adopted February 25, 2009 (included as Exhibit 3.7 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on August 13, 2012 (File No. 333-183255))

4.1
Form of certificate representing shares of WashingtonFirst Bankshares, Inc.’s common stock (included as Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on September 21, 2012 (File No. 333-183255))

4.2
WashingtonFirst Bankshares, Inc. Senior Non-Cumulative Perpetual Preferred Stock, Series D (included as part of Exhibit 3.5 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on August 13, 2012 (File No. 333-183255))

4.3
Form of certificate representing shares of WashingtonFirst Bankshares, Inc.’s non-voting common stock (as included as Exhibit 4.3 to Amendment No. 2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on November 5, 2012 (File No. 333-183255))

10.1
Second Amended and Restated Executive Employment Agreement, dated September 21, 2012, by and between WashingtonFirst Bank and Shaza L. Andersen (included as Exhibit 10.1 to Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on September 21, 2012 (File No. 333-183255))

10.2
Second Amended and Restated Severance Payment Agreement, dated September 21, 2012, by and between WashingtonFirst Bank and Richard D. Horn (included as Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on September 21, 2012 (File No. 333-183255))

10.3
Second Amended and Restated Severance Payment Agreement, dated September 21, 2012, by and between WashingtonFirst Bank and George W. Connors, IV (included as Exhibit 10.3 to Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on September 21, 2012 (File No. 333-183255))

10.4
Investment Agreement, dated as of May 3, 2012, by and between WashingtonFirst Bankshares, Inc. and Endicott Opportunity Partners III, L.P. (included as Exhibit 10.4 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on August 13, 2012 (File No. 333-183255))

10.5
Investment Agreement, dated as of June 20, 2012, by and between WashingtonFirst Bankshares, Inc. and Castle Creek Capital Partners IV, L.P. (included as Exhibit 10.5 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on August 13, 2012 (File No. 333-183255))

*	Filed with this Amendment No. 1 to Quarterly Report on Form 10-Q.

**	Previously furnished with the Quarterly Report on Form 10-Q for the period ended March 31, 2013.

†	The schedules to this agreement have been omitted for this filing pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish copies of such schedules to the SEC upon request.

Exhibit	Description
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

31.1*	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**
Interactive data files pursuant to Rule 405 of Regulation S-T: WashingtonFirst Bankshares, Inc.’s (i) Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012; (iii) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; (v) Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2013 and 2012; and (vi) the notes to the foregoing Consolidated Financial Statements

*	Filed with this Amendment No. 1 to Quarterly Report on Form 10-Q.

**	Previously furnished with the Quarterly Report on Form 10-Q for the period ended March 31, 2013.

†	The schedules to this agreement have been omitted for this filing pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish copies of such schedules to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASHINGTONFIRST BANKSHARES, INC.
(Registrant)

August 13, 2013	/s/ Shaza Andersen
Date	Shaza L. Andersen
Chief Executive Officer
(Principal Executive Officer)

August 13, 2013	/s/ Matthew Johnson
Date	Matthew R. Johnson
Executive Vice President &
Chief Financial Officer
(Principal Financial and Accounting Officer)

5