Form 10-Q
period 2013-06-30
WashingtonFirst Bankshares, Inc.
filed 2013-08-14
CIK 1476264

As filed with the Securities and Exchange Commission on August 14, 2013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
Yes  ☐    No ☒

As of August 9, 2013, the registrant had outstanding 6,547,493 shares of voting common stock and 1,096,359 shares of non-voting common stock.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
WashingtonFirst Bankshares, Inc.
Consolidated Balance Sheets
(unaudited)

	June 30, 2013	December 31, 2012
	(in thousands)
Assets:
Cash and cash equivalents:
Cash and due from bank balances	$4,941	$4,521
Federal funds sold	170,433	208,476
Interest bearing balances	9,717	11,210
Cash and cash equivalents	185,091	224,207
Investment securities, available-for-sale, at fair value	116,761	134,598
Other equity securities	2,925	3,623
Loans:
Loans held for investment, at amortized cost	786,464	753,355
Allowance for loan losses	(5,938)	(6,260)
Total loans, net of allowance	780,526	747,095
Premises and equipment, net	3,480	3,519
Intangibles	3,986	4,029
Deferred tax asset, net	12,449	11,419
Accrued interest receivable	3,347	3,424
Other real estate owned	2,068	3,294
Bank-owned life insurance	10,109	5,010
Other assets	4,317	7,600
Total Assets	$1,125,059	$1,147,818
Liabilities and Shareholders' Equity:
Liabilities:
Non-interest bearing deposits	$270,994	$294,439
Interest bearing deposits	686,528	678,221
Total deposits	957,522	972,660
Other borrowings	18,744	14,428
FHLB advances	30,221	40,813
Long-term borrowings	9,768	9,682
Accrued interest payable	585	2,012
Other liabilities	3,884	6,703
Total Liabilities	1,020,724	1,046,298
Shareholders' Equity:
Preferred stock:
Series D - 17,796 shares issued and outstanding, 1% dividend	89	89
Additional paid-in capital - preferred	17,707	17,707
Common stock:
Common Stock Voting, $0.01 par value, 50,000,000 shares authorized, 6,547,493 and 6,099,629 shares outstanding, respectively	66	61
Common Stock Non-Voting, $0.01 par value, 10,000,000 shares authorized, 1,096,359 and 1,044,152 shares outstanding, respectively	10	10
Additional paid-in capital - common	85,477	80,460
Accumulated earnings	2,665	3,226
Accumulated other comprehensive loss	(1,679)	(33)
Total Shareholders’ Equity	104,335	101,520
Total Liabilities and Shareholders' Equity	$1,125,059	$1,147,818
See accompanying notes to consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$10,713	$6,308	$21,612	$12,503
Interest and dividends on investments	548	385	1,197	769
Total interest income	11,261	6,693	22,809	13,272
Interest expense:
Interest on deposits	1,287	1,008	2,446	2,023
Interest on borrowings	345	223	718	429
Total interest expense	1,632	1,231	3,164	2,452
Net interest income	9,629	5,462	19,645	10,820
Provision for loan losses	975	850	2,075	2,071
Net interest income after provision for loan losses	8,654	4,612	17,570	8,749
Non-interest income:
Service charges on deposit accounts	119	129	250	247
Other operating income	510	176	873	476
Total non-interest income	629	305	1,123	723
Non-interest expense:
Compensation and employee benefits	3,412	2,121	6,655	3,932
Premises and equipment	1,412	674	2,769	1,317
Data processing	723	391	1,663	732
Professional fees	253	100	663	237
Other operating expenses	1,068	1,012	2,163	1,416
Total other expenses	6,868	4,298	13,913	7,634
Income before provision income taxes	2,415	619	4,780	1,838
Provision for income taxes	865	236	1,777	705
Net income	1,550	383	3,003	1,133
Preferred stock dividends and accretion	(45)	(45)	(89)	(89)
Net income available to common shareholders	$1,505	$338	$2,914	$1,044

Earnings per common share:
Basic earnings per common share (1)	$0.20	$0.11	$0.38	$0.34
Fully diluted earnings per common share (1)	$0.20	$0.10	$0.38	$0.33
(1) Retroactively adjusted to reflect the effect of all stock dividends.
See accompanying notes to consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in thousands)
Net income	$1,550	$383	$3,003	$1,133
Other comprehensive income, net of tax:
Net unrealized holding (losses)/gains	(1,478)	105	(1,640)	130
Reclassification adjustment for realized gains	(1)	(1)	(6)	(3)
Net change from available-for-sale securities (1)	(1,479)	104	(1,646)	127
Comprehensive income	$71	$487	$1,357	$1,260

(1) Unrealized (losses)/gains on available for sale securities is shown net of income tax benefits of $1.0 million and $0.9 million for the three and six months ended June 30, 2013, respectively, compared to income tax expense of $66,000 and $50,000 for the three and six months ended June 30, 2012, respectively.

See accompanying notes to consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Changes in Shareholder Equity
(unaudited)

	For the Six Months Ended
	June 30, 2013		June 30, 2012
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Preferred stock:
Balance, beginning of period	17,796	$89	17,796	$89
Balance, end of period	17,796	$89	17,796	$89
Additional paid-in capital - preferred:
Balance, beginning of period		$17,707		$17,707
Balance, end of period		$17,707		$17,707
Common stock:
Balance, beginning of period	7,143,781	$71	2,770,653	$13,853
Exercise of warrants	125,674	2	—	—
Change in par value - $5.00 to $0.01	—	—	—	(13,826)
Issuance of common stock under restricted stock agreements	11,058	—	—	—
Common stock dividends	363,339	3	137,873	2
Balance, end of period	7,643,852	$76	2,908,526	$29
Additional paid-in capital - common:
Balance, beginning of period		$80,460		$19,286
Exercise of warrants		1,434		—
Change in par value - $5.00 to $0.01		—		13,826
Warrants issued for sub-debt		—		305
Common stock dividends		3,469		1,446
Stock compensation expense		114		122
Balance, end of period		$85,477		$34,985
Accumulated earnings:
Balance, beginning of period		$3,226		$2,618
Net income		3,003		1,133
Preferred stock dividends		(89)		(89)
Common stock dividends		(3,472)		(1,448)
Common stock cash dividends		(3)		(1)
Balance, end of period		$2,665		$2,213
Accumulated other comprehensive income:
Balance, beginning of period		$(33)		$(76)
Change in unrealized loss on available-for-sale securities, net of tax and reclassification adjustments		(1,646)		127
Balance, end of period		$(1,679)		$51
Total shareholders' equity		$104,335		$55,074
See accompanying notes to consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30, 2013	June 30, 2012
	(in thousands)
Cash flows from operating activities:
Net income	$3,003	$1,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	185	195
Amortization of purchase accounting marks	(1,809)	—
Loss on sale of available-for-sale investment securities	16	—
Gain on sale of other real estate owned	(227)	—
Provision for loan losses	2,075	2,071
Write-down of other real estate owned	398	—
Earnings on bank-owned life insurance	(99)	—
Deferred income taxes	—	(99)
Net amortization on available-for-sale investment securities	825	212
Stock based compensation	114	122
Net change in:
Interest receivable	77	33
Other assets	3,281	(774)
Interest payable	(1,427)	(12)
Other liabilities	(2,819)	(748)
Net cash provided by operating activities	3,593	2,133
Cash flows from investing activities:
Purchase of available-for-sale investment securities	(20,643)	(7,894)
Proceeds from repayment of available-for-sale investment securities	32,424	4,974
Proceeds from sale/call of available-for-sale investment securities	2,540	—
Net increase in loans	(35,143)	(26,526)
Purchase of bank-owned life insurance	(5,000)	—
Net decrease/(increase) in FHLB stock	698	(1,902)
Proceeds from sale of real estate owned	2,065	—
Purchases of premises and equipment, net	(411)	(647)
Net cash used in investing activities	(23,470)	(31,995)
Cash flows from financing activities:
Net decrease in deposits	(14,548)	(34,718)
Net decrease in FHLB advances	(10,350)	(250)
Net increase in other borrowings	4,316	43,750
Net increase in subordinated debt	—	2,502
Proceeds from issuance of common stock, net	1,435	—
Dividends paid - cash portion for fractional shares on 5% dividend	(3)	(1)
Preferred stock dividends paid	(89)	(89)
Net cash (used in)/provided by financing activities	(19,239)	11,194
Net decrease in cash and cash equivalents	(39,116)	(18,668)
Cash and cash equivalents at beginning of period	224,207	72,321
Cash and cash equivalents at end of period	$185,091	$53,653
See accompanying notes to consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

In this report, WashingtonFirst Bankshares Inc. is sometimes referred to as “WashingtonFirst,” the “Company,” “we,” “our” or “us” and these references include, WashingtonFirst’s wholly owned subsidiary, WashingtonFirst Bank, unless the context requires otherwise. In this report, WashingtonFirst Bank is sometimes referred to as the “Bank.”
1. ORGANIZATION
WashingtonFirst Bankshares Inc. was organized in 2009 under the laws of the Commonwealth of Virginia as a bank holding company. WashingtonFirst is the parent company of WashingtonFirst Bank, which was organized in 2004 under the laws of Washington, D.C. to operate as a commercial bank. In 2007, WashingtonFirst Bank converted its charter to the Commonwealth of Virginia. WashingtonFirst Bank is headquartered in Reston, Virginia and serves the greater Washington, D.C. metropolitan area.
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
The accompanying consolidated financial statements include the accounts of WashingtonFirst Bankshares, Inc. and its wholly-owned subsidiary WashingtonFirst Bank. All significant inter-company accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to predominant practices within the banking industry.

(b)	Cash and Cash Equivalents and Statements of Cash Flows
For purposes of the statements of cash flows, cash and cash equivalents consists of cash and due from banks, interest bearing balances and federal funds sold. The Bank maintains deposits with other commercial banks in amounts that may exceed federal deposit insurance coverage. Management regularly evaluates the credit risk associated with these transactions and believes that the Bank is not exposed to any significant credit risks on cash and cash equivalents. The Bank is required to maintain certain average reserve balances with the Federal Reserve Bank of Richmond. Those balances include usable vault cash and amounts on deposit with the Federal Reserve Bank of Richmond. The Bank had no compensating balance requirements or required cash reserves with correspondent banks as of June 30, 2013. The Bank maintains interest bearing balances at other banks to help ensure sufficient liquidity and provide additional return versus overnight Federal Funds.
The following table sets forth information regarding certain cash and non-cash transactions for the six months ended June 30, 2013 and 2012:

	For the Six Months Ended
	June 30, 2013	June 30, 2012
	(in thousands)
Cash paid during the period for:
Interest paid on interest-bearing deposits	$2,421	$2,011
Income taxes paid	1,500	1,600
Non-cash activity:
Loans converted into other real estate owned	1,010	—

(c)	Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the fair values and impairments of financial instruments, the status of contingencies and the valuation of deferred tax assets and goodwill.

(d)	Investment Securities
The Bank maintains an investment securities portfolio to help ensure sufficient liquidity and provide additional return versus overnight Federal Funds and interest bearing balances. Securities that management has both the positive intent and ability to hold to maturity are classified as “held to maturity” and are recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of income taxes.
Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. All securities were classified as available-for-sale as of June 30, 2013 and December 31, 2012.
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
The Company evaluates all securities in its investment portfolio for other- than-temporary impairments. A security is generally defined to be impaired if the carrying value of such security exceeds its estimated fair value. Based on the provisions of FASB Accounting Standards Codification (“ASC”) 320, a security is considered to be other-than- temporarily impaired if the present value of cash flows expected to be collected is less than the security’s amortized cost basis (the difference being defined as the credit loss) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or more-likely-than-not will be required to sell the security before recovery of the security’s amortized cost basis. The charge to earnings is limited to the amount of credit loss if the investor does not intend, and more-likely-than-not will not be required, to sell the security before recovery of the security’s amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive income, net of applicable taxes. In certain instances, as a result of the other-than-temporary impairment analysis, the recognition or accrual of interest will be discontinued and the security will be placed on non-accrual status.

(f)	Equity Securities
As a member of the Federal Home Loan Bank of Atlanta (FHLB), the Bank is required to purchase and maintain stock in the FHLB in an amount equal to 4.5 percent of aggregate outstanding advances in addition to the membership stock requirement of 0.2 percent of the Bank’s total assets. Unlike other types of stock, FHLB stock and the stock of correspondent banks (“Banker’s Bank Stock”) is acquired primarily for the right to receive advances and loan participations rather than for the purpose of maximizing dividends or stock growth. No ready market exists for the FHLB stock and Bankers’ Bank stock, and they have no quoted market value. Restricted stock, such as FHLB stock and Banker’s Bank Stock, is carried at cost.

(g)	Loans
The Company grants commercial, real estate, and consumer loans to customers in the community in greater Washington, DC metropolitan area. The loan portfolio is well diversified and generally is collateralized by assets of the customers. The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers. The ability of the Company’s debtors to honor their loan contracts is dependent upon the real estate and general economic conditions in the Company’s market area. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances less the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Consumer loans and other loans typically are charged off no later than 180 days past due. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on non-accrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

(h)	Allowance for Loan Losses
The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) ASC 450-10, which requires that losses be accrued when they are probable of occurring and estimable and (ii) ASC 310-10, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.
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
For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer loans for impairment disclosures.

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
Real estate properties acquired through loan foreclosures are recorded initially at fair value, less expected sales costs, each as determined by management. Subsequent valuations are performed by management, and the carrying amount of a property is adjusted by a charge to expense to reflect any subsequent declines in estimated fair value. Fair value estimates are based on recent appraisals and current market conditions. Gains or losses on sales of real estate owned are recognized upon disposition.

(l)	Income Taxes
The provision for income taxes is based on the results of operations, adjusted primarily for tax-exempt income. Certain items of income and expense are reported in different periods for financial reporting and tax return purposes. Deferred tax assets and liabilities are determined based on the differences between the consolidated financial statement and income tax basis of assets and liabilities measured by using the enacted tax rates and laws expected to be in effect when the timing differences are expected to reverse. Deferred tax expense or benefit is based on the difference between deferred tax asset or liability from period to period. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. A tax position is recognized as a benefit only if it is “more likely than not” (i.e., more than 50% likely) that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is more likely than not to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.
The Company and the Bank are subject to U.S. federal income tax, the District of Columbia income tax and the State of Maryland income tax. The Company is no longer subject to examination by Federal or State taxing authorities for the years before 2008. As of June 30, 2013 and December 31, 2012 the Company did not have any unrecognized tax benefits. The Company does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other non-interest expense. As of June 30, 2013 and December 31, 2012, the Company does not have any amounts accrued for interest and/or penalties.

(m)	Stock-Based Compensation Plans
Under ASC 718, the Company recognizes compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides services in exchange for the award. Compensation cost is measured based on the fair value of the equity instrument issued at the date of grant.

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
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

(p)	Earnings Per Common Share
Basic earnings (loss) per common share is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding, which includes both voting and non-voting common shares outstanding. Diluted earnings (loss) per common share is computed by dividing applicable net income (loss) by the weighted average number of common shares outstanding and any dilutive potential common shares and dilutive stock options. It is assumed that all dilutive stock options were exercised at the beginning of each period and that the proceeds were used to purchase shares of the Company’s common stock at the average market price during the period. Per share information has been retroactively adjusted to give effect to a five percent stock dividend that occurred subsequent to year end.

(q)	Goodwill
Goodwill represents the excess of purchase price over fair value of net assets and liabilities acquired. Under ASC 350-10 (formerly known as SFAS 142), goodwill is not amortized over an estimated life, but rather it is evaluated at least annually for impairment by comparing its fair value with its recorded amount and is written down when appropriate. Projected net operating cash flows are compared to the carrying amount of the goodwill recorded and if the estimated net operating cash flows are less than the carrying amount, a loss is recognized to reduce the carrying amount to fair value. There was no impairment of goodwill in the six months ended June 30, 2013 or June 30, 2012. For more information regarding goodwill, see Note 9—Intangible Assets.

(r)	Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (the “FASB”) issued an accounting pronouncement to improve the reporting for unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The pronouncement is expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The pronouncement is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this pronouncement is not expected to have a material impact on the Bank's consolidated financial statements.

(s)	Reclassifications
Certain reclassifications of prior year information were made to conform to the 2013 presentation.

3. ACQUISITION OF ALLIANCE BANKSHARES CORPORATION
On December 21, 2012, the Company completed its acquisition of Alliance (the “merger”) pursuant to the Agreement and Plan of Reorganization, dated May 3, 2012, as amended, between the Company and Alliance (the “merger agreement”). Alliance was headquartered in Chantilly, Virginia, and engaged in banking operations through its subsidiary bank, Alliance Bank. The merger expanded the Company’s presence in the greater Washington, D.C. metropolitan area by five additional branches to give the Company 15 branch locations.
Pursuant to the terms of the merger agreement, as a result of the merger, the holders of shares of Alliance common stock received 1,812,933 shares of the Company’s common stock and approximately $5.4 million in cash.
As a condition of the merger agreement, the Company agreed to raise at least $20.0 million of qualifying regulatory capital. Consequently, in connection with the merger and pursuant to private placements of its common stock and Series A non-voting common stock, the Company generated aggregate gross proceeds of approximately $27.1 million in new equity capital from individual and institutional investors. The private placements resulted in the issuance of 1,351,656 shares of the Company’s common stock and 1,044,152 shares of the Company’s Series A non-voting common stock.
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
The consideration paid, and the fair value of identifiable assets acquired and liabilities assumed, as of the merger date are summarized in the following table:

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
In many cases, the fair values of assets acquired and liabilities assumed were determined by estimating the cash flows expected to result from those assets and liabilities and discounting them at appropriate market rates. The most significant category of assets for which this procedure was used was the acquired loans. The Company acquired Alliance Bank’s $268.3 million loan portfolio. The excess of expected cash flows above the fair value of the performing portion of loans will be accreted to interest income over the remaining lives of the loans in accordance with ASC 310-20 (formerly SFAS 91).
Those loans for which specific credit-related deterioration since origination was identified were recorded at fair value, reflecting the present value of the amounts expected to be collected. Income recognition on these loans is based on reasonable expectation about the timing and amount of cash flows to be collected. Acquired loans deemed impaired and considered collateral dependent, with the timing of the sale of loan collateral indeterminate, remain on non-accrual status and have no accretable yield.
4. CASH AND CASH EQUIVALENTS
Regulation D of the Federal Reserve Act requires that banks maintain non-interest reserve balance with the Federal Reserve Bank based principally on the type and amount of their deposits. During the second quarter 2013 and 2012, the Bank maintained balances at the Federal Reserve (in addition to vault cash) to meet the reserve requirements as well as balances to partially compensate for services provided by the Federal Reserve Bank. The Bank has an interest bearing account with the FHLB and maintains eight non-interest bearing accounts with domestic correspondents to off-set the cost of services they provide to the Bank for maintaining an account with them.
In addition, the Bank has short term investments in the form of certificates of deposits with banks insured by the Federal Deposit Insurance Corporation (“FDIC”), classified as interest bearing balances, as of June 30, 2013 and December 31, 2012. All balance are fully FDIC insured.

5. INVESTMENT SECURITIES
The following tables present the amortized cost and fair values of WashingtonFirst’s available-for-sale investment securities as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Available-for-Sale Securities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Government agencies	$21,869	$209	$(333)	$21,745
Mortgage-backed securities	28,200	268	(340)	28,128
Collateralized mortgage obligations	48,586	76	(1,030)	47,632
Municipal securities	18,781	752	(332)	19,201
Asset-backed debt securities	2,607	—	(2,552)	55
Total available-for-sale securities	$120,043	$1,305	$(4,587)	$116,761

	December 31, 2012
	Available-for-Sale Securities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasuries	$5,000	$—	$—	$5,000
U.S. Government agencies	26,208	372	(10)	26,570
Mortgage-backed securities	25,708	292	(41)	25,959
Collateralized mortgage obligations	56,184	109	(34)	56,259
Municipal securities	19,514	1,190	—	20,704
Asset-backed debt securities	2,589	—	(2,483)	106
Total available-for-sale securities	$135,203	$1,963	$(2,568)	$134,598
WashingtonFirst did not recognize in earnings any other-than-temporary impairment losses on available-for-sale investment securities during the three and six months ended June 30, 2013 or 2012. During the three and six months ended June 30, 2013, WashingtonFirst received proceeds of $7.5 million from the call or sale of securities from its available-for-sale investment portfolio resulting in gross realized gains of $6,000 and gross realized losses of $22,000 for the three and six months ended June 30, 2013. During the three and six months ended June 30, 2012, WashingtonFirst received proceeds of $40,000 from the call or sale of securities from its available-for-sale investment portfolio, resulting in immaterial losses for the three and six months ended June 30, 2012.
As of June 30, 2013 and December 31, 2012, unrealized losses on available-for-sale securities were as follows:

	June 30, 2013
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
U.S. Government agencies	$10,679	$(333)	$—	$—
Mortgage-backed securities	13,508	(340)	—	—
Collateralized mortgage obligations	37,733	(1,030)	—	—
Municipal securities	7,869	(332)	—	—
Asset-backed debt securities	—	—	55	(2,552)
Total	$69,789	$(2,035)	$55	$(2,552)

	December 31, 2012
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
U.S. Government agencies	$1,987	$(10)	$—	$—
Mortgage-backed securities	13,204	(41)	—	—
Collateralized mortgage obligations	16,562	(34)	—	—
Asset-backed debt securities	—	—	106	(2,483)
Total	$31,753	$(85)	$106	$(2,483)
The temporary unrealized losses presented above are principally due to a general increase in market rates and a widening of credit spreads from the dates of acquisition to June 30, 2013 and December 31, 2012, as applicable. The resulting decreases in fair values reflect an increase in the perceived risk by the financial markets related to those securities. As of June 30, 2013, all U.S. Government Agencies are AAA rated and any fluctuations in their fair value are caused by changes in interest rates and are not considered credit related as the contractual cash flows of these investments are either explicitly or implicitly backed by the full faith and credit of the U.S. Government. Unrealized losses that are related to the prevailing interest rate environment will decline over time and recover as these securities approach maturity. The mortgage-backed securities portfolio at June 30, 2013 is composed of GNMA collateralized mortgage obligations reported at fair value of $47.6 million, and GNMA, FNMA or FHLMC mortgage-backed securities reported at fair value of $28.1 million. Any associated unrealized losses are caused by changes in interest rates and are not considered credit related as the contractual cash flows of these investments are either explicitly or implicitly backed by the full faith and credit of the U.S. Government. Unrealized losses that are related to the prevailing interest rate environment will decline over time and recover as these securities approach maturity.
As of June 30, 2013 and December 31, 2012, two of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $2.6 million in both periods. The unrealized losses on those securities are related to the Company’s investment in Trapeza XIII Collateralized Debt Obligation, which is discussed below in greater detail.
The estimated fair value of securities pledged to secure public funds, securities sold under agreements to repurchase and for other purposes amounted to $88.5 million and $86.8 million as of June 30, 2013 and December 31, 2012, respectively.
The amortized cost and fair value of investments by remaining contractual maturity for available-for-sale investment securities as of June 30, 2013 are set forth below. Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

	Available-for-Sale Securities as of June 30, 2013
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$6,992	$7,070
Due after one year through five years	12,126	12,393
Due after five years through ten years	29,797	29,809
Due after ten years	71,128	67,489
Total	$120,043	$116,761
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

As part of the fair value determination, management of the Company also prepares a separate analysis of the underlying issuers whose securities comprise the Trapeza CDO, using data obtained from SNL Financial. In addition to the portfolio balance, the report contains, for each such issuer, total assets, net income, return on average assets, return on average equity, risk-based capital ratio, non-performing assets as a percentage of total assets, loan loss reserves as a percentage of gross loans, and the ratio of the sum of non-performing assets plus loans 90 days or more past due divided by the sum of tangible equity and loan loss reserve. Management of the Company reviews its report to ascertain trends in improvement or deterioration of the credit quality of each issuer compromising the Trapeza CDO (e.g., whether there has been an increase in the number of defaulting or deferring issuers, or whether trends are stable.)
Because the Trapeza CDO is not traded in a recognized market and is a complex structured security, in conducting the OTTI analysis with respect to the Trapeza CDO management of the Company incorporates into its analysis an independent assessment by a third-party specialist. This specialist is retained at year-end and also retained quarterly when management determines, based on its analysis of changes in the credit quality of the issuers the securities of which comprise the Trapeza CDO, that deterioration in the credit quality of such issuers may have occurred. The estimated fair value of the Trapeza CDO is calculated by the third party specialist using an INTEX CDO Deal Model Library, as well as information from Bloomberg, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency and SNL Financial. The report prepared by management referred to in the preceding paragraph serves as a preceding internal analysis of the valuation determined by the third party.
Based on these analyses, the Company has determined that the fair market value of the Trapeza CDO is less than its cost. As of June 30, 2013, the Trapeza CDO has an amortized cost basis of $2.6 million and is valued at $0.1 million.
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

	June 30, 2013	December 31, 2012
Current number of performing and non-performing issuers	Performing: 41	Performing: 43
	Deferring interest: 9	Deferring interest: 10
	Defaulted: 11	Defaulted: 10
Actual deferrals and defaults as a percentage of the original collateral	Deferral: 11.4%	Deferral: 13.6%
	Defaults: 17.4%	Defaults: 14.1%
Expected deferrals and defaults as a percentage of the remaining performing collateral	Expected new deferrals: 0	Expected new deferrals: 0
	Expected new defaults: 2.7%	Expected new defaults: 6.3%
Subordination level of the tranche held by the registrant as a percentage of the remaining performing collateral	11.7%	11.0%
Subordination level of the tranche held by the registrant plus all superior tranche levels as a percentage of the remaining performing collateral	108.2%	108.3%
External credit ratings (Moody’s / Fitch)	Ca / C	Ca / C

The default and deferral change in percentage is due to the outstanding balances of the asset-backed debt security declining from the prior period. In considering the extent of the deficiency, the Company considers whether the deficiency has been affected by macroeconomic factors applicable to the class generally and not to the Trapeza CDO in particular. Finally, the Company considers whether it intends to sell, or more likely than not will be required to sell, the Trapeza CDO before its anticipated recovery. The Company has no intention to sell the Trapeza CDI before its anticipated recovery. Based on the foregoing analysis by management of the Company, management believes the Trapeza CDO has temporary valuation differences due to market conditions and no additional OTTI was recorded during the three and six months ended June 30, 2013 and 2012.

6. LOANS
The composition of net loans is summarized as follows as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(in thousands)
Construction and development	$82,527	$91,586
Commercial real estate	487,937	408,359
Residential real estate	96,607	126,394
Real estate loans	667,071	626,339
Commercial and industrial	116,669	124,670
Consumer	2,724	2,346
Total loans	786,464	753,355
Less: allowance for loan losses	5,938	6,260
Net loans	$780,526	$747,095
As of June 30, 2013, $335.0 million of loans were pledged as collateral for FHLB advances.
An aging analysis of the composition of past due loans and non-accrual loans by class of loans, as of June 30, 2013 and December 31, 2012:

	As of June 30, 2013
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non- Accrual	Total Past Due	Total Loans
	(in thousands)
Construction and development	$80,442	$—	$—	$—	$2,085	$2,085	$82,527
Commercial real estate	477,116	—	3,386	2,839	4,596	10,821	487,937
Residential real estate	94,881	193	—	—	1,533	1,726	96,607
Commercial and industrial	112,654	504	828	—	2,683	4,015	116,669
Consumer	2,718	—	—	—	6	6	2,724
Balance at end of period	$767,811	$697	$4,214	$2,839	$10,903	$18,653	$786,464

(1) For the purpose of this table, loans 1-29 days past due are included in the balance of current loans

	As of December 31, 2012
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	Total Past Due	Total Loans
	(in thousands)
Construction and development	$86,745	$475	$246	$4,120	$4,841	$91,586
Commercial real estate	397,698	3,630	648	6,383	10,661	408,359
Residential real estate	123,626	678	348	1,742	2,768	126,394
Commercial and industrial	120,685	639	—	3,346	3,985	124,670
Consumer	2,317	—	5	24	29	2,346
Balance at end of period	$731,071	$5,422	$1,247	$15,615	$22,284	$753,355

(1) For the purpose of this table, loans 1-29 days past due are included in the balance of current loans

WashingtonFirst divides its loans into the following categories based on credit quality: pass, watch, special mention, substandard, doubtful and loss. WashingtonFirst reviews the characteristics of each rating at least annually, generally during the first quarter of each year.
The characteristics of these ratings are as follows:

•
Pass and watch rated loans (risk ratings 1 to 6) are to persons or business entities with an acceptable financial condition, specified collateral margins, specified cash flow to service the existing loans, and a specified leverage ratio. The borrower has paid all obligations as agreed and it is expected that the borrower will maintain this type of payment history. Acceptable personal guarantors routinely support these loans.

•
Special mention loans (risk rating 7) have a specifically defined weakness in the borrower’s operations and/or the borrower’s ability to generate positive cash flow on a sustained basis. For example, the borrower’s recent payment history may be characterized by late payments. WashingtonFirst’s risk exposure to special mention loans is mitigated by collateral supporting the loan. Loans in this category have collateral that is considered to be well-managed, well maintained, accessible and readily marketable.

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
The following table sets forth the risk categories of loans in the Bank’s loan portfolio as of June 30, 2013 and December 31, 2012:

	As of June 30, 2013
Internal risk rating grades	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Risk rating number	1 to 5	6	7	8	9
	(in thousands)
Construction and development	$79,650	$792	$—	$2,085	$—	$82,527
Commercial real estate	454,271	15,642	7,357	10,667	—	487,937
Residential real estate	93,738	1,060	315	1,494	—	96,607
Commercial and industrial	104,943	3,354	4,992	3,268	112	116,669
Consumer	2,313	265	139	7	—	2,724
Balance at end of period	$734,915	$21,113	$12,803	$17,521	$112	$786,464

	As of December 31, 2012
Internal risk rating grades	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Risk rating number	1 to 5	6	7	8	9
	(in thousands)
Construction and development	$80,393	$1,547	$163	$8,588	$895	$91,586
Commercial real estate	378,001	10,068	12,169	7,022	1,099	408,359
Residential real estate	118,074	3,575	2,220	2,454	71	126,394
Commercial and industrial	111,349	4,128	5,211	2,777	1,205	124,670
Consumer	1,861	278	179	28	—	2,346
Balance at end of period	$689,678	$19,596	$19,942	$20,869	$3,270	$753,355
The following table presents a breakdown of non-accrual loans as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(in thousands)
Construction and development	$2,085	$4,120
Commercial real estate	4,596	6,383
Residential real estate	1,533	1,742
Commercial and industrial	2,683	3,346
Consumer	6	24
Total non-accrual loans	$10,903	$15,615
The following table presents information regarding troubled debt restructurings as of June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	(dollars in thousands)
Construction and development	1	$434	$307	1	$545	$409
Commercial real estate	4	3,867	3,849	4	3,913	3,913
Residential real estate	8	1,173	1,173	8	1,539	1,539
Commercial and industrial	6	457	453	5	274	274
Consumer	1	100	100	1	20	20
Total loans	20	$6,031	$5,882	19	$6,291	$6,155

According to the accounting standards, not all loan modifications are troubled debt restructurings (TDRs). TDRs are modifications or renewals where the Company has granted a concession to a borrower in financial distress in exchange for the modification or renewal. The Company reviews all modifications and renewals for determination of TDR status. In some situations a borrower may be experiencing financial distress, but the Company does not provide a concession. These modifications are not considered TDRs. In other cases, the Company might provide a concession, such as a reduction in interest rate, but the borrower is not experiencing financial distress. This could be the case if the Company is matching a competitor’s interest rate. These modifications would also not be considered TDRs. Finally, any renewals at existing terms for borrowers not experiencing financial distress would not be considered TDRs. The following table presents loan information by class regarding TDRs identified during the previous 12 months that were in default, under the modified terms as of June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	(dollars in thousands)
Construction and development	1	$434	$307	1	$545	$410
Commercial real estate	—	—	—	1	1,691	1,691
Residential real estate	—	—	—	1	725	725
Commercial and industrial	—	—	—	5	274	274
Consumer	—	—	—	1	19	19
Total loans	1	$434	$307	9	$3,254	$3,119
Non-performing assets were as follows as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(in thousands)
Non-accrual loans	$10,903	$15,615
90+ days past due still accruing	2,839	—
Troubled debt restructurings still accruing	5,575	3,036
Asset-backed debt securities	55	106
Other real estate owned	2,068	3,294
Total non-performing assets	$21,440	$22,051
As of June 30, 2013, there were two participation loans to one borrower past due more than 90 days that were still accruing interest. These loans are considered well secured and in the process of collection. As of December 31, 2012 there were no loans past due more than 90 days that were still accruing. If interest had been earned on the non-accrual loans, interest income on these loans would have been approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2013, respectively, compared to $0.1 million and $0.2 million for the three and six months ended June 30, 2012, respectively.

7. ALLOWANCE FOR LOAN LOSSES
The following table sets forth changes in the allowance for loan losses for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in thousands)
Balance at beginning of period	$6,176	$5,755	$6,260	$4,932
Provision for loan losses	975	850	2,075	2,071
Charge-offs	(1,252)	(889)	(2,470)	(1,290)
Recoveries	39	19	73	22
Balance at end of period	$5,938	$5,735	$5,938	$5,735
The following table presents changes in the allowance for loan losses by segment for the three and six months ended June 30, 2013 and 2012:

	June 30, 2013
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$964	$2,388	$756	$2,040	$28	$6,176
(Release of)/provision for loan losses	(244)	789	169	279	(18)	975
Charge-offs	—	—	(461)	(790)	(1)	(1,252)
Recoveries	7	7	10	15	—	39
Ending Balance	$727	$3,184	$474	$1,544	$9	$5,938

For the Six Months Ended:
Beginning Balance	$863	$2,655	$573	$2,142	$27	$6,260
(Release of)/provision for loan losses	(147)	786	342	1,111	(17)	2,075
Charge-offs	—	(265)	(461)	(1,743)	(1)	(2,470)
Recoveries	11	8	20	34	—	73
Ending Balance	$727	$3,184	$474	$1,544	$9	$5,938

	June 30, 2012
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$881	$2,828	$774	$1,261	$11	$5,755
Provision for/(release of) loan losses	26	781	(42)	77	8	850
Charge-offs	—	(686)	—	(199)	(4)	(889)
Recoveries	—	—	13	6	—	19
Ending Balance	$907	$2,923	$745	$1,145	$15	$5,735

For the Six Months Ended:
Beginning Balance	$1,048	$2,313	$633	$899	$39	$4,932
Provision for/(release of) loan losses	259	1,296	96	439	(19)	2,071
Charge-offs	(400)	(686)	—	(199)	(5)	(1,290)
Recoveries	—	—	16	6	—	22
Ending Balance	$907	$2,923	$745	$1,145	$15	$5,735
The following tables present the ending balances of loans and the related allowance for losses, by impairment method and segment type as of June 30, 2013 and December 31, 2012:

	As of June 30, 2013
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Ending Balance:
Evaluated collectively for impairment	$80,442	$469,912	$94,855	$108,238	$2,579	$756,026
Evaluated individually for impairment	2,085	18,025	1,752	8,431	145	30,438
	$82,527	$487,937	$96,607	$116,669	$2,724	$786,464

Allowance for Losses:
Evaluated collectively for impairment	$722	$2,259	$303	$678	$8	$3,970
Evaluated individually for impairment	5	925	171	866	1	1,968
	$727	$3,184	$474	$1,544	$9	$5,938

	As of December 31, 2012
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Ending Balance:
Evaluated collectively for impairment	$86,840	$387,262	$121,829	$115,909	$2,184	$714,024
Evaluated individually for impairment	4,746	21,097	4,565	8,761	162	39,331
	$91,586	$408,359	$126,394	$124,670	$2,346	$753,355

Allowance for Losses:
Evaluated collectively for impairment	$663	$1,641	$278	$582	$7	$3,171
Evaluated individually for impairment	200	1,014	295	1,560	20	3,089
	$863	$2,655	$573	$2,142	$27	$6,260

The following tables show the allocation of the allowance for loan losses among various categories of loans and certain other information as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any loan category.

	June 30, 2013		December 31, 2012
	Amount	% Total	Amount	% Total
	(dollars in thousands)
Construction and development	$727	12.2%	$863	13.8%
Commercial real estate	3,184	53.5%	2,655	42.4%
Residential real estate	474	8.0%	573	9.2%
Commercial and industrial	1,544	26.1%	2,142	34.2%
Consumer	9	0.2%	27	0.4%
Total allowance for loan losses	$5,938	100.0%	$6,260	100.0%
The following table represents specific allocation for impaired loans by class as of June 30, 2013 and December 31, 2012:

	As of June 30, 2013			As of December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
	(in thousands)
With no related allowance:
Construction and development	$2,193	$1,778	$—	$2,000	$2,000	$—
Commercial real estate	8,809	7,509	—	5,251	5,251	—
Residential real estate	2,067	1,867	—	864	864	—
Commercial and industrial	481	379	—	1,404	1,404	—
Consumer	112	106	—	5	5	—
Total with no related allowance	13,662	11,639	—	9,524	9,524	—
With an allowance recorded:
Construction and development	309	307	3	545	409	61
Commercial real estate	3,805	3,775	118	5,014	5,014	345
Residential real estate	876	839	114	1,898	1,691	296
Commercial and industrial	2,753	2,757	473	2,179	1,930	1,433
Consumer	—	—	—	19	19	19
Total with an allowance recorded	7,743	7,678	708	9,655	9,063	2,154
Total impaired loans	$21,405	$19,317	$708	$19,179	$18,587	$2,154
8. OTHER REAL ESTATE OWNED
As of June 30, 2013, WashingtonFirst had $2.1 million classified as other real estate owned (“OREO”) on the balance sheet, compared to $0.6 million as of June 30, 2012. During the three months ended June 30, 2013, WashingtonFirst sold one OREO property collecting cash proceeds of $0.6 million, realizing gains of $0.1 million. During the six months ended June 30, 2013, WashingtonFirst sold five OREO properties collecting cash proceeds of $2.1 million, realizing gains of $0.2 million. In addition, during the first quarter of 2013 WashingtonFirst acquired two properties with a fair value of $1.0 million that were classified as OREO. There were no new OREO properties acquired in the second quarter 2013. There were no new properties acquired or sold in the three or six months ended June 30, 2012.

The table below reflects changes in OREO for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2013	June 30, 2013	June 30, 2012
	(in thousands)
Balance at beginning of period	$2,569	$615	$3,294	$615
Properties acquired at foreclosure	—	—	1,010	—
Sales of foreclosed properties	(422)	—	(1,838)	—
Valuation adjustments	(79)	—	(398)	—
Balance at end of period	$2,068	$615	$2,068	$615
The table below reflects expenses applicable to OREO for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in thousands)
Valuation adjustments	$79	$—	$398	$—
Operating expenses, net of rental income	16	38	39	38
Total OREO expense	$95	$38	$437	$38
9. INTANGIBLE ASSETS
Intangible assets includes goodwill and core deposit intangibles. Goodwill is tested for impairment annually or more frequently if events or circumstances indicate a possible impairment. Core deposit intangibles arise when a bank has a stable deposit base comprising of funds associated with long-term customer relationships. The intangible asset value derives from customer relationships that provide a low-cost source of funding. In the acquisition of Alliance in December 2012, the Company recorded $0.4 million of core deposit intangibles, which is being amortized over a five year period. The Company performs annual impairment tests on goodwill in the fourth quarter of each year using the fair value approach.
The balances of goodwill and core deposit intangibles are presented below as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(in thousands)
Goodwill	$3,601	$3,601
Core deposit intangible	385	428
Total intangibles	$3,986	$4,029
10. DEPOSITS
The following table sets forth the composition of deposits as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(in thousands)
Demand deposit accounts	$270,994	$294,439
NOW accounts	94,893	99,043
Money market accounts	117,458	103,497
Savings accounts	107,284	93,422
Time deposits under $100,000	193,962	230,773
Time deposits $100,000 and over	172,931	151,486
Total deposits	$957,522	$972,660

The scheduled maturities of time deposits are as follows as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(in thousands)
Within 1 Year	$247,387	$232,084
1 - 2 years	54,413	78,823
2 - 3 years	42,845	49,916
3 - 4 years	9,543	16,461
4 - 5 years	12,705	4,975
Total	$366,893	$382,259
Time deposits include Certificate of Deposit Account Registry Service (“CDARS”) balances and brokered deposits. The Bank had $33.0 million and $28.4 million in CDARS deposits as of June 30, 2013 and December 31, 2012, respectively. Brokered deposits were $72.5 million and $100.5 million as of June 30, 2013 and December 31, 2012, respectively.
11. OTHER BORROWINGS
Other borrowings consist of $18.7 million and $14.4 million of customer repurchase agreements as of June 30, 2013 and December 31, 2012, respectively. Customer repurchase agreements are standard commercial banking transactions that involve a Bank customer instead of a wholesale bank or broker.

12. FEDERAL HOME LOAN BANK ADVANCES
As a member of the FHLB, the Bank has access to numerous borrowing programs with total credit availability established at 20 percent of total quarter-end assets. FHLB advances are fully collateralized by pledges of certain qualifying real estate secured loans (see Note 4 - Cash and Cash Equivalents). As of June 30, 2013, the Bank had pledged a total of $310.6 million in qualifying home equity lines of credit, commercial real estate loans, multifamily real estate loans, and residential real estate secured loans as security for FHLB advances. As of June 30, 2013, the Bank had $186.1 million in remaining credit available with the FHLB.
The following table sets forth the composition of FHLB advances as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(dollars in thousands)
As of period ended:
FHLB advances	$30,221	$40,813
Weighted average outstanding interest rate	3.41%	3.45%
The following table sets forth the composition of FHLB advances during the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(dollars in thousands)
Averages for the period:
FHLB advances	$32,772	$33,885	$36,523	$29,059
Average interest rate paid during the period	1.97%	2.49%	2.12%	2.85%
Maximum month-end balance outstanding	$35,369	$67,850	$40,689	$67,850
The following table sets forth the contractual maturities of FHLB advances as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(in thousands)
Within one year	$1,500	$11,850
In 2021	28,721	28,963
Total FHLB advances	$30,221	$40,813
13. LONG-TERM BORROWINGS
Long-term borrowings consist of the following as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(in thousands)
Subordinated debt	$2,231	$2,214
Trust preferred capital notes	7,537	7,468
Long-term borrowings	$9,768	$9,682
On June 15, 2012, the Bank issued $2.5 million in subordinated debt (the “Bank Subordinated Debt”) to Community Bancapital LP (“CBC”). The Bank Subordinated Debt has a maturity of nine (9) years, is due in full on June 14, 2021, and bears interest at 8.00 percent per annum, payable quarterly. In connection with the issuance of the Bank Subordinated Debt, the Company issued warrants to CBC that would allow it to purchase 57,769 shares of Company common stock at a share price equal to $10.82. These warrants expire if not exercised on or before June 15, 2020. In recording this transaction, the warrants were valued at $0.3 million, which was treated as an increase in additional paid-in capital, and the liability associated with the Bank Subordinated Debt was recorded at $2.2 million. The $0.3 million discount on the Bank Subordinated Debt is being expensed monthly over the life of the debt.
On June 30, 2003, Alliance invested $0.3 million as common equity into a wholly-owned Delaware statutory business trust (the “Trust”). Simultaneously, the Trust privately issued $10.0 million face amount of thirty-year floating rate trust preferred capital securities (the “Trust Preferred Capital Notes”) in a pooled trust preferred capital securities offering. The Trust used the offering proceeds, plus the equity, to purchase $10.3 million principal amount of Alliances’ floating rate junior subordinated debentures due 2033 (the “Subordinated Debentures”). Both the Trust Preferred Capital Notes and the Subordinated Debentures are callable at any time, without penalty. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15 percent subject to quarterly interest rate adjustments. The interest rates as of June 30, 2013 and December 31, 2012 were 3.42 percent and 3.54 percent, respectively.
In connection with the acquisition of Alliance, the Subordinated Debentures became an unsecured obligation of WashingtonFirst and are junior in right of payment to all present and future senior indebtedness of WashingtonFirst. The Trust Preferred Capital Notes are guaranteed by WashingtonFirst on a subordinated basis, and were recorded on WashingtonFirst’s books at the time of the Alliance acquisition at a discounted amount of $7.5 million, which was the fair value of the instruments at the time of the acquisition. WashingtonFirst records distributions payable on the Trust Preferred Capital Notes as an interest expense in its Consolidated Statements of Operations, and the $2.5 million discount is being expensed monthly over the life of the obligation.
Under the indenture governing the Trust Preferred Capital Notes, WashingtonFirst has the right to defer payments of interest for up to twenty consecutive quarterly periods. The interest deferred under the indenture compounds quarterly at the interest rate then in effect. WashingtonFirst is not currently deferring the interest payments.
Under current regulatory guidelines, the Trust Preferred Capital Notes may constitute no more than 25 percent of total Tier 1 Capital. Any amount not eligible to be counted as Tier 1 Capital is considered to be Tier 2 Capital. As of June 30, 2013, the entire amount of Trust Preferred Capital Notes was considered Tier 1 Capital.
14. SHAREHOLDERS’ EQUITY
On August 4, 2011 the Company participated in the SBLF program, receiving funds in the amount of $17.8 million and simultaneously using the funds to pay off the proceeds due to the United States Treasury for the TARP investment, netting the Company approximately $3.8 million in new capital.
The Treasury provides banks with capital under the SBLF program by purchasing Tier 1-qualifying preferred stock or equivalents in each bank. The dividend rate on SBLF funding will be reduced as a participating community bank increases its lending to small businesses. If a bank’s small business lending increases by 10 percent or more, then the rate will fall to as low as 1 percent. Banks that increase their lending by less than 10 percent can benefit from rates between 2 percent and 4 percent. If lending does not increase in the first two years, however, the rate will increase to 7 percent. After 4.5 years, the rate will increase to 9 percent if the bank has not already repaid the SBLF funding. The dividend rate payable by the Bank was 1.0 percent for the first six months of 2013 and the entire year of 2012.
On January 23, 2012, the Board of Directors reduced the par value of the Company’s common stock from $5.00 to $0.01 per share.
On January 23, 2012, the Board of Directors declared a five percent stock dividend. The stock dividend was paid on February 29, 2012, to shareholders of record as of February 15, 2012. Following the stock dividend the number of outstanding shares increased by 137,873. The stock dividend required a reclassification of retained earnings in the amount of $1.4 million to common stock and paid-in-capital common. All per share amounts in this report have been retroactively adjusted to reflect the stock dividend.
In connection with the issuance of the Bank subordinated debt on June 15, 2012, the Company issued warrants to CBC that would allow it to purchase 57,769 shares of common stock at a share price equal to $10.82. These warrants expire if not exercised on or before June 15, 2020. The warrants were valued at $0.3 million using the Black-Scholes option pricing model and are being expensed monthly over the life of the debt.
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
On April 5, 2013, the Board of Directors declared a five percent stock dividend. The stock dividend was paid on May 17, 2013, to shareholders of record as of April 26, 2013. Following the stock dividend the number of outstanding shares increased by 363,339. The stock dividend required a reclassification of retained earnings of $3.5 million to common stock and paid-in-capital common. All per share amounts in this report have been retroactively adjusted to reflect the stock dividend.

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
The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Bank had $152.0 million in outstanding commitments to extend credit as of June 30, 2013.
Litigation
In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying financial statements. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial condition of the Company.
Other Contractual Arrangements
The Bank is party to a contract dated October 7, 2010 with Fiserv, for core data processing and item processing services integral to the operations of the Bank. Under the terms of the agreement, the Bank may cancel the agreement subject to a substantial cancellation penalty based on the current monthly billing and remaining term of the contract. The initial term of Services provided shall end seven years following the date Services are first used. Services were first provided beginning May 16, 2011 and will expire on May 15, 2018. The Company expects to pay Fiserv approximately $3.0 million over the remaining life of the contract.
16. CAPITAL REQUIREMENTS
The Company is subject to regulatory capital requirements of federal banking agencies. Failure to meet minimum capital requirements can result in mandatory—and possibly additional discretionary—actions by regulators that could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital requirements that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, in each case as those terms are defined in the regulations. Management believes the Company satisfied all capital adequacy requirements to which it was subject as of June 30, 2013.
As of June 30, 2013, the Company was “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios, as set forth in the table below.

The Company’s actual capital amounts and ratios and regulatory requirements are presented in the following table as of June 30, 2013 and December 31, 2012:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of June 30, 2013:
Total risk-based capital ratio	$118,003	13.82%	$68,309	>8.0%	$85,386	>10.0%
Tier 1 risk-based capital ratio	109,565	12.83%	34,159	>4.0%	51,239	>6.0%
Tier 1 leverage ratio	109,565	10.45%	41,939	>4.0%	52,423	>5.0%

As of December 31, 2012:
Total risk-based capital ratio	$113,752	13.77%	$66,087	>8.0%	$82,609	>10.0%
Tier 1 risk-based capital ratio	104,992	12.71%	33,042	>4.0%	49,563	>6.0%
Tier 1 leverage ratio	104,992	9.97%	42,123	>4.0%	52,654	>5.0%
17. EARNINGS PER SHARE
The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock has no effect on income available to common shareholders. The following table presents the basic and dilutive earnings per share for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(dollars in thousands, except for per share amounts)
Net income	$1,550	$383	$3,003	$1,133
Less: SBLF dividends	(45)	(45)	(89)	(89)
Net income available to common shareholders	$1,505	$338	$2,914	$1,044

Weighted average number of shares outstanding (1)	7,638,323	3,074,356	7,598,289	3,063,642
Effect of dilutive securities:
Restricted stock, stock options and warrants (1)	47,636	58,016	52,862	52,862
Dilutive weighted average number of shares outstanding (1)	7,685,959	3,132,372	7,651,151	3,116,504

Basic earnings per share (1)	$0.20	$0.11	$0.38	$0.34
Diluted earnings per share (1)	$0.20	$0.10	$0.38	$0.33
(1) Retroactively adjusted to reflect the effect of all stock dividends.

18. OTHER EXPENSES
The following tables provides details of the other expenses reflected in the consolidated statements of operations for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in thousands)
Other real estate owned expenses	$95	$38	$437	$38
Business and franchise tax	137	32	303	63
Advertising and promotional expenses	152	62	291	157
FDIC premiums	323	221	421	322
Postage, printing and supplies	40	36	95	78
Directors' fees	63	32	113	69
Insurance	20	16	45	34
Merger expenses	(2)	478	6	478
Other	240	97	452	177
Other expenses	$1,068	$1,012	$2,163	$1,416
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
Net transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period. There were no transfers within the fair value hierarchy for fair value measurements of WashingtonFirst’s investment securities during the first half of 2013 or 2012.
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
Other Real Estate Owned
WashingtonFirst initially records OREO properties at fair value less estimated costs to sell and subsequently records them at the lower of carrying value or fair value less estimated costs to sell. The fair value of OREO is determined by third-party appraisals when available. When third-party appraisals are not available, fair value is estimated based on factors such as prices for comparable properties in similar geographical areas and/or assessment through observation of such properties. WashingtonFirst classifies the OREO fair values as level 3 measurements.
Fair Value Classification and Transfers
As of June 30, 2013, WashingtonFirst’s assets and liabilities recorded at fair value included financial instruments valued at $21.4 million, the fair values of which were estimated by management in the absence of readily determinable fair values (i.e., level 3). These financial instruments measured as level 3 represented 1.9 percent of total assets and 15.5 percent of financial instruments measured at fair value as of June 30, 2013. As of December 31, 2012, WashingtonFirst’s assets and liabilities recorded at fair value included financial instruments valued at $22.0 million whose fair values were estimated by management in the absence of readily determinable fair values. These financial instruments measured as level 3 represented 1.9 percent of total assets and 14.1 percent of financial instruments measured at fair value as of December 31, 2012.

The following tables present information about WashingtonFirst’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2013 and December 31, 2012, respectively, and indicates the fair value hierarchy of the valuation techniques used by WashingtonFirst to determine such fair value:

Assets Measured at Fair Value as of June 30, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
U.S. Government agencies	$—	$21,745	$—	$21,745
Mortgage-backed securities	—	28,128	—	28,128
Collateralized mortgage obligations	—	47,632	—	47,632
Municipal securities	—	19,201	—	19,201
Asset-backed debt securities	—	—	55	55
Total recurring assets at fair value	$—	$116,706	$55	$116,761

Nonrecurring:
Assets:
Impaired loans (1)	$—	$—	$19,317	$19,317
Other real estate owned (2)	—	—	2,068	2,068
Total nonrecurring assets at fair value	$—	$—	$21,385	$21,385

Assets Measured at Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
U.S. Treasuries	$5,000	$—	$—	$5,000
U.S. Government agencies	—	26,570	—	26,570
Mortgage-backed securities	—	25,959	—	25,959
Collateralized mortgage obligations	—	56,259	—	56,259
Municipal securities	—	20,704	—	20,704
Asset-backed debt securities	—	—	106	106
Total recurring assets at fair value	$5,000	$129,492	$106	$134,598

Nonrecurring:
Assets:
Impaired loans (1)	$—	$—	$18,587	$18,587
Other real estate owned (2)	—	—	3,294	3,294
Total nonrecurring assets at fair value	$—	$—	$21,881	$21,881

(1)	Includes loans that have been measured for impairment at the fair value of the loans’ collateral.

(2)	Other real estate owned is transferred from loans to OREO at the lower of cost or market.

The following table presents additional information about assets and liabilities measured at fair value on a recurring and nonrecurring basis for which WashingtonFirst has used significant level 3 inputs to determine fair value. Net transfers in and/or out of level 3 are based on the fair values of the assets and liabilities as of the beginning of the reporting period.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in thousands)
Balance at beginning of period	$51	$68	$106	$68
Unrealized gains/(losses)	4	—	(51)	—
Balance at end of period	$55	$68	$55	$68
Fair Value of Financial Instruments
The following table sets forth the estimated fair values and carrying values for financial assets, liabilities and commitments as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Cash and cash equivalents	$185,091	$185,091	$224,207	$224,207
Investment securities	116,761	116,761	134,598	134,598
Other equity securities	2,925	2,925	3,623	3,623
Loans, net	780,526	772,507	747,095	752,567
Bank-owned life insurance	10,109	10,109	5,010	5,010
Time deposits	366,893	368,835	382,259	384,263
Other borrowings	18,744	18,744	14,428	14,428
FHLB advances	30,221	30,195	40,813	40,951
Long-term borrowings	9,768	9,768	9,682	9,682
Off balance sheet items	151,991	151,991	118,539	118,539
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
Forward-looking statements included herein speak only as of the date of this report. WashingtonFirst does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of this report or to reflect the occurrence of unanticipated events except as required by federal securities laws.
Overview
WashingtonFirst generates the majority of its revenues from interest income on loans, service charges on customer accounts and income from investment securities. Revenues are partially offset by interest expense paid on deposits and other borrowings and non-interest expenses such as compensation and employee benefits, other operating costs and occupancy expenses. Net interest income is the difference between interest income on earning assets such as loans and securities and interest expense on liabilities such as the deposits and borrowings used to fund those assets. Net interest income is the Company’s largest source of revenue. Net interest income for the three and six months ended June 30, 2013 was $9.6 million and $19.6 million, respectively, compared to $5.5 million and $10.8 million for the three and six months ended June 30, 2012, respectively. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities also impact net interest income and margin. The Company has recognized increased net interest income primarily due to the increase in the volume of interest-earning assets resulting from the Alliance acquisition.
Net income available to common shareholders was $1.5 million and $2.9 million for the three and six months ended June 30, 2013, compared to $0.3 million and $1.0 million for the same periods in 2012. Diluted earnings per share were $0.20 per common share and $0.38 per common share for the three and six months ended June 30, 2013, compared to $0.10 per common share and $0.33 per common share for the same periods in 2012. The increase in net income available to common shareholders in 2013 compared to the same periods in 2012 is primarily the result of the acquisition of Alliance in December 2012. In addition to the increased revenues earned as a result of the larger loan portfolio, increased costs were incurred in the second quarter 2013 compared to second quarter 2012. Compensation and employee benefit expenses for the six months ended June 30, 2013 increased by $2.7 million compared to same period in 2012 primarily due to an increase in the number of employees resulting from the addition of five branches in the acquisition of Alliance. Premises and equipment expenses increased by $1.5 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 as a result of the increase in number of branches. The Company’s other operating expenses also increased for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, primarily as a result on the increased size of operations.
As of June 30, 2013 and December 31, 2012, total assets were $1.1 billion. Total loans increased $33.4 million from December 31, 2012 to June 30, 2013. Tier 1 capital increased by $4.6 million to $109.6 million as of June 30, 2013, compared to $105.0 million as of December 31, 2012.
As of June 30, 2013, WashingtonFirst had $21.4 million in nonperforming assets, an increase of $0.7 million from December 31, 2012. The Company had a decrease in the allowance of loan losses during the six months ended June 30, 2013, resulting in a $5.9 million allowance for loan losses as of June 30, 2013, compared to $6.3 million as of December 31, 2012.
A further discussion of WashingtonFirst’s financial condition and results of operations is contained in the following sections.

Critical Accounting Policies and Estimates
The preparation of WashingtonFirst’s consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. Actual results could differ from those estimates. The critical accounting policies that are both important to the portrayal of WashingtonFirst’s financial condition and results of operations and require complex, subjective judgments are the accounting policies for: (1) the allowance for losses; (2) purchase accounting; (3) goodwill and other intangible asset impairment; (4) accounting for income taxes; and (3) fair value measurements.
For a discussion of these critical accounting policies and the related use of estimates and assumptions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in WashingtonFirst’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 22, 2013.
Results of Operations
WashingtonFirst’s net income available to common shareholders for second quarter 2013 was $1.5 million or $0.20 per diluted common share, compared to $0.3 million or $0.10 per diluted common share for second quarter 2012. For the six months ended June 30, 2013, WashingtonFirst’s net income available to common shareholders was $2.9 million or $0.38 per diluted common share, compared to $1.0 million or $0.33 per diluted common share for the six months ended June 30, 2012. Basic net income per common share for the three and six months ended June 30, 2013 was $0.20 and $0.38 per common share, respectively, compared to $0.11 and $0.34 per common share for the three and six months ended June 30, 2012, respectively. The increase in net income during the three and six months ended June 30, 2013, as compared to the same periods in 2012, is primarily the result of the increased size of the loan portfolio and operations of the Company due to the Alliance acquisition in December 2012. The following sections provide more detail regarding specific components of WashingtonFirst’s results of operations.
Net Interest Income.
Net interest income for the three and six months ended June 30, 2013 was $9.6 million and $19.6 million, respectively, compared to $5.5 million and $10.8 million for the same periods in 2012, respectively. The overall net interest margin was 3.73 percent and 3.83 percent for the three and six months ended June 30, 2013, respectively, compared to 4.01 percent and 3.96 percent for the three and six months ended June 30, 2012, respectively. The decrease in interest spread and net interest margin is primarily the result of a lower yield on the loan portfolio in the second quarter 2013, resulting from the early payoff of certain loans that had positive purchase accounting marks associated with them. These purchase accounting marks were being recognized over the life of the loans into interest income and, due to the early payoff, these amounts were fully recognized in the second quarter 2013, thus decreasing the yield on the loan portfolio.
The following tables provide information regarding interest-earning assets and funding for the three and six months ended June 30, 2013 and 2012. The balance of non-accruing loans is included in the average balance of loans presented, though the related income is accounted for on a cash basis. Therefore, as the balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly. The lower average rate on loans during 2013 reflects the effects of certain purchase accounting marks being fully realized in the second quarter of 2013, as discussed above. The lower average rate on interest-bearing demand deposits, money market deposit accounts and savings accounts is consistent with general trends in average short-term rates during the periods presented. The downward trend in the average rate on time deposits reflects the maturity of older time deposits and the issuance of new time deposits at lower market rates.

Average Balances, Interest Income and Expense and Average Yield and Rates

	For the Three Months Ended
	June 30, 2013			June 30, 2012
	Average Balance	Income/ Expense	Yield/ Rate (6)	Average Balance	Income/ Expense	Yield/ Rate (6)
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (1)	$774,895	$10,713	5.47%	$430,964	$6,308	5.79%
Interest-bearing balances	9,963	14	0.56%	8,736	11	0.51%
Investment securities (2)	120,950	475	1.55%	65,304	348	2.11%
Federal funds sold	113,071	59	0.21%	33,046	26	0.32%
Total interest earning assets	1,018,879	11,261	4.37%	538,050	6,693	4.92%
Non-interest earning assets:
Cash and due from banks	4,784			2,635
Premises and equipment	3,383			2,990
Other real estate owned (OREO)	2,249			9
Other assets	29,364			9,967
Less: allowance for loan losses	(6,407)			(6,014)
Total non-interest earning assets	33,373			9,587
Total Assets	$1,052,252			$547,637

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$95,789	$44	0.18%	$18,683	$14	0.30%
Money market deposit accounts	116,812	146	0.50%	54,216	91	0.67%
Savings accounts	101,207	151	0.60%	77,166	178	0.93%
Time deposits	358,238	946	1.06%	205,726	725	1.41%
Total interest-bearing deposits	672,046	1,287	0.77%	355,791	1,008	1.14%
FHLB advances	32,772	163	1.97%	33,885	213	2.49%
Other borrowings and long-term borrowings	26,664	182	2.70%	354	10	11.18%
Total interest-bearing liabilities	731,482	1,632	0.89%	390,030	1,231	1.26%
Non-interest-bearing liabilities:
Demand deposits	210,076			101,073
Other liabilities	5,397			1,592
Total non-interest-bearing liabilities	215,473			102,665
Total Liabilities	946,955			492,695
Shareholders’ Equity	105,297			54,942
Total Liabilities and Shareholders’ Equity	$1,052,252			$547,637

Interest Spread (3)			3.48%			3.66%
Net Interest Margin (4)(5)		$9,629	3.73%		$5,462	4.01%

(1)	Loans placed on non-accrual status are included in loan balances.

(2)	Includes available-for-sale investment securities and other equity securities.

(3)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(4)	Interest income and yield are presented on a fully taxable equivalent basis using 38.5 percent tax rate.

(5)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

(6)	Annualized income/expense is used for the yield/rate.

	For the Six Months Ended
	June 30, 2013			June 30, 2012
	Average Balance	Income/ Expense	Yield/ Rate (6)	Average Balance	Income/ Expense	Yield/ Rate (6)
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (1)	$764,036	$21,612	5.63%	$425,741	$12,503	5.81%
Interest-bearing balances	10,022	28	0.56%	10,436	29	0.56%
Investment securities (2)	124,187	1,036	1.66%	63,307	689	2.15%
Federal funds sold	119,538	133	0.22%	39,234	51	0.26%
Total interest earning assets	1,017,783	22,809	4.46%	538,718	13,272	4.87%
Non-interest earning assets:
Cash and due from banks	4,485			2,364
Premises and equipment	3,423			2,731
Other real estate owned (OREO)	2,653			5
Other assets	28,093			10,084
Less: allowance for loan losses	(6,383)			(5,581)
Total non-interest earning assets	32,271			9,603
Total Assets	$1,050,054			$548,321

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$87,583	$89	0.20%	$18,707	$29	0.31%
Money market deposit accounts	111,858	292	0.53%	52,127	187	0.72%
Savings accounts	99,498	374	0.76%	77,069	360	0.94%
Time deposits	360,076	1,691	0.95%	203,632	1,447	1.43%
Total interest-bearing deposits	659,015	2,446	0.75%	351,535	2,023	1.15%
FHLB advances	36,523	389	2.12%	29,059	419	2.85%
Other borrowings and long-term borrowings	25,857	329	2.53%	177	10	11.18%
Total interest-bearing liabilities	721,395	3,164	0.88%	380,771	2,452	1.29%
Non-interest-bearing liabilities:
Demand deposits	217,992			110,876
Other liabilities	6,212			2,055
Total non-interest-bearing liabilities	224,204			112,931
Total Liabilities	945,599			493,702
Shareholders’ Equity	104,455			54,619
Total Liabilities and Shareholders’ Equity	$1,050,054			$548,321

Interest Spread (3)			3.58%			3.58%
Net Interest Margin (4)(5)		$19,645	3.83%		$10,820	3.96%

(1)	Loans placed on non-accrual status are included in loan balances.

(2)	Includes available-for-sale investment securities and other equity securities.

(3)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(4)	Interest income and yield are presented on a fully taxable equivalent basis using 38.5 percent tax rate.

(5)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

(6)	Annualized income/expense is used for the yield/rate.

The following table sets forth information regarding the changes in the components of WashingtonFirst’s net interest income for the periods indicated. For each category, information is provided for changes attributable to changes in volume (change in volume multiplied by old rate) and changes in rate (change in rate multiplied by old volume). Combined rate/volume variances, the third element of the calculation, are allocated based on their relative size. The decreases in income due to changes in rate reflect the reset of variable rate investments, variable rate deposit accounts and adjustable rate mortgages to lower rates and the acquisition of new lower yielding investments and loans, as described above. The decreases in expense reflect the decreased cost of funding due to lower interest rates available in the debt markets. The increases due to changes in volume reflect the increase in on-balance sheet assets during the first six months of 2013 compared to the first six months of 2012.

	For the Six Months Ended June 30, 2013
	Compared to Same Period 2012
	(Decrease)/Increase Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Loans	$(1,133)	$10,242	$9,109
Interest-bearing balances	—	(1)	(1)
Investment securities	(435)	782	347
Federal funds sold	(23)	105	82
Total income from interest-earning assets	(1,591)	11,128	9,537
Expense from interest-bearing liabilities:
Interest-bearing deposits	(1,892)	2,315	423
FHLB Advances	(227)	197	(30)
Borrowed funds	(29)	348	319
Total expense from interest-bearing liabilities	(2,148)	2,860	712
Increase in net interest income	$557	$8,268	$8,825
Interest Earning Assets
Average loan balances were $764.0 million for the six months ended June 30, 2013 compared to $425.7 million for the same period in 2012. Loans grew primarily due to the Alliance acquisition in December 2012. The related interest income from loans was $21.6 million for the six months ended June 30, 2013 resulting in an average yield of 5.63 percent, compared to $12.5 million for the six months ended June 30, 2012, resulting in an average yield of 5.81 percent. The decrease in average yield on loans reflects a declining interest rate environment during most of the period and the effects of purchase accounting marks being fully recognized on loans paid off early during the second quarter of 2013. Interest rates are established for classes of loans that include variable rates based on the prime rate as reported by The Wall Street Journal or other identifiable bases while others carry fixed rates with terms as long as 15 years. Most variable rate originations include minimum initial rates and/or floors.
Investment securities averaged $124.2 million for the six months ended June 30, 2013, compared to $63.3 million for the same period in 2012. The increase in the average investment securities for the first half of 2013 compared to the first half of 2012 was primarily a result of the Alliance acquisition in December 2012. Interest income generated on these investment securities for the six months ended June 30, 2013 totaled $1.0 million, or a 1.66 percent yield, compared to $0.7 million or a 2.15 percent yield for the six months ended June 30, 2012.
Short-term investments in federal funds sold averaged $119.5 million for the six months ended June 30, 2013, compared to $39.2 million for the same period in 2012. The increase in average short-term investments in the first half of 2013 compared to the first half of 2012 is primarily a result of the Alliance acquisition in December 2012. Interest income generated on these assets for the six months ended June 30, 2013 totaled $0.1 million, or a 0.22 percent yield, compared to $51,000 or a 0.26 percent yield for the six months ended June 30, 2012.
Interest Bearing Liabilities
Average interest-bearing deposits were $659.0 million for the six months ended June 30, 2013 compared to $351.5 million for the same period in 2012. The increase in the average interest-bearing deposits in the first half of 2013 compared to the first half of 2012 was primarily a result of the Alliance acquisition in December 2012. The related interest expense from interest-bearing deposits was $2.4 million for the six months ended June 30, 2013, compared to $2.0 million for the six months ended June 30, 2012. The average rate on these deposits was 0.75 percent during the six months ended June 30, 2013, compared to 1.15 percent for the same period in

2012. The lower interest rate environment allowed for competitive repricing of interest bearing demand accounts, money market accounts, savings accounts and time deposits.
FHLB advances averaged $36.5 million for the six months ended June 30, 2013, compared to $29.1 million for the same period in 2012. Interest expense incurred on these borrowing for the six months ended June 30, 2013 totaled $0.4 million, or a 2.12 percent rate, compared to $0.4 million or a 2.85 percent rate for the six months ended June 30, 2012.
Selected Performance Ratios

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(dollars in thousands)
Average total assets	$1,052,252	$547,637	$1,050,054	$548,321
Average shareholders' equity	105,297	54,942	104,455	54,619
Net income	1,550	383	3,003	1,133
Return on average assets (1)	0.59%	0.28%	0.57%	0.41%
Return on average shareholders' equity (1)	5.89%	2.79%	5.75%	4.15%
Return on average common equity (1)	7.09%	4.12%	6.93%	6.15%
Average shareholders' equity to average total assets	10.01%	10.03%	9.95%	9.96%
(1) Annualized.
Provision for Loan Losses. During the three months ended June 30, 2013, WashingtonFirst recorded provisions to its allowance for loan losses of $1.0 million, charge-offs of $1.3 million and recoveries of $39,000, compared to provisions of $0.9 million, charge-offs of $0.9 million and recoveries of $19,000 for the same periods in 2012. During the six months ended June 30, 2013, WashingtonFirst recorded provisions to its allowance for loan losses of $2.1 million, charge-offs of $2.5 million and recoveries of $73,000, compared to provisions of $2.1 million, charge-offs of $1.3 million and recoveries of $22,000 for the same period in 2012. The increase in charge-offs in the first half of 2013, compared to the first half of 2012, was primarily attributable to the charge-off of a commercial loan to a non-profit organization in the amount of $1.0 million that had been previously identified and was fully reserved for as of December 31, 2012.
Service Charges on Deposit Accounts. During both the three months ended June 30, 2013 and 2012, service charges on deposit accounts were $0.1 million. During the six months ended June 30, 2013 and 2012, service charges on deposit accounts were $0.3 million and $0.2 million, respectively.
Other Operating Income. During the three and six months ended June 30, 2013, WashingtonFirst recorded $0.5 million and $0.9 million, respectively, of other operating income compared to $0.2 million and $0.5 million, respectively, for the same periods in 2012.
Gain on Sale of Available-for-Sale Investment Securities. During both the three and six months ended June 30, 2013, WashingtonFirst realized $16,000 of losses on the call and subsequent sale of available-for-sale investments, compared to immaterial amounts for the same periods in 2012.
Compensation and Employee Benefits. Compensation and employee benefits were $3.4 million and $6.7 million for the three and six months ended June 30, 2013, respectively, compared to $2.1 million and $3.9 million, respectively, for the same periods in 2012. The increase in compensation and employee benefits in 2013 compared to 2012 is primarily the result of increased headcount, as the number of Company employees nearly doubled in size after the acquisition of Alliance in December 2012.
Premises and Equipment. Premises and equipment expenses were $1.4 million and $2.8 million for the three and six months ended June 30, 2013, respectively, compared to $0.7 million and $1.3 million, respectively, for the same periods in 2012. The increase was primarily due to the increase in rent expense associated with the addition of five branch locations with the acquisition of Alliance in December 2012.
Data Processing. Data processing expenses were $0.7 million and $1.7 million for the three and six months ended June 30, 2013, respectively, compared to $0.4 million and $0.7 million, respectively, for the same periods in 2012. The increase was primarily due to the increased size of the Company after the Alliance acquisition and nonrecurring one time conversion expenses related to the acquisition.
Professional Fees. Professional fees, which includes legal, accounting and other professional services, were $0.3 million and $0.7 million for the three and six months ended June 30, 2013, compared to $0.1 million and $0.2 million, respectively, for the same periods in 2012. The increase in professional fees is primarily due to the substantial increase in size of the Company, and becoming a public company, resulting from the acquisition of Alliance in December 2012.

Other Operating Expenses. Other operating expenses were $1.1 million and $2.2 million for the three and six months ended June 30, 2013, respectively, compared to $1.1 million and$1.4 million, respectively for the same periods in 2012. The $0.7 million increase for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 is primarily related to increased OREO operating costs as a result of write downs in the first half of 2013, and increased business and franchise taxes incurred in the first half of 2013, compared to the first half of 2012. See Note 18 - Other Expenses for further details.
Financial Condition
Total assets were $1.1 billion as of June 30, 2013 and December 31, 2012. As of June 30, 2013, WashingtonFirst had $185.1 million of cash and cash equivalents, compared to $224.2 million as of December 31, 2012. As of June 30, 2013, WashingtonFirst had $780.5 million of loans, net of allowance for loan losses, compared to $747.1 million as December 31, 2012. As of June 30, 2013, WashingtonFirst had $116.8 million of investments, compared to $134.6 million as December 31, 2012.
Total liabilities remained at $1.0 billion as of June 30, 2013 and December 31, 2012. As of June 30, 2013 and December 31, 2012, total deposits were $1.0 billion.
As of June 30, 2013, WashingtonFirst had total equity of $104.3 million, compared to $101.5 million as of December 31, 2012. The increase in total equity during the first half of 2013 is primarily the result of current earnings and the exercise of certain warrants.
Loan Portfolio
In its lending activities, WashingtonFirst seeks to develop substantial relationships with clients whose business and individual banking needs will grow with WashingtonFirst. WashingtonFirst has made significant efforts to be responsive to the lending needs in the markets served, while maintaining sound asset quality and credit practices. WashingtonFirst extends credit to construction and development, residential real estate, commercial real estate, commercial and industrial and consumer borrowers in the normal course of business. The loan portfolio totaled $786.5 million as of June 30, 2013, an increase of $33.1 million from the December 31, 2012 balance of $753.4 million.
The following table summarizes the composition of the loan portfolio by dollar amount and each segment as a percentage of the total loan portfolio as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Construction and development	$82,527	10.5%	$91,586	12.2%
Commercial real estate	487,937	62.1%	408,359	54.2%
Residential real estate	96,607	12.3%	126,394	16.8%
Real estate loans	667,071	84.9%	626,339	83.2%
Commercial and industrial	116,669	14.8%	124,670	16.5%
Consumer	2,724	0.3%	2,346	0.3%
Total loans	$786,464	100.0%	$753,355	100.0%
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
Loans secured by various types of real estate, which includes construction and development loans, commercial real estate loans, and residential real estate loans, constitute the largest portion of total loans. Of that portion, commercial real estate loans represent the largest dollar exposure. Substantially all of these loans are secured by properties in the greater Washington, D.C. metropolitan area with the heaviest concentration in Northern Virginia. Risk is managed through diversification by sub-market, property type, and loan size, and by seeking loans with multiple sources of repayment. The average loan size in this portfolio is $0.4 million as of June 30, 2013.
Construction and development loans represented 10.5 percent and 12.2 percent of the total loan portfolio at June 30, 2013 and December 31, 2012, respectively. New originations in this segment are being underwritten in the context of current market conditions and are particularly focused in sub-markets which the Company believes to be relatively strong as compared to other markets in the region. Legacy loans, particularly in the land and speculative construction portion of this portfolio, have been largely converted to amortizing loans with regular principal and interest payments. WashingtonFirst expects any future reductions in its land and speculative construction exposure to be partially offset by increases in residential construction activities as market conditions improve.
Secured residential real estate loans represented 12.3 percent and 16.8 percent of total loans as of June 30, 2013 and December 31, 2012, respectively. In general, loans in these categories represent loans underwritten by WashingtonFirst or Alliance, to customers who had or established a deposit relationship with the respective bank at the time the loan was originated. WashingtonFirst believes that its underwriting criteria reflect current market conditions.
The contractual maturity ranges of the loans in WashingtonFirst’s loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of June 30, 2013 are summarized in the following table:

	One Year or Less	One to Five Years	Over Five Years	Total
	(in thousands)
Construction and development	$54,158	$26,981	$1,388	$82,527
Commercial real estate	91,185	234,364	162,388	487,937
Residential real estate	8,205	25,272	63,130	96,607
Commercial and industrial	52,805	53,230	10,634	116,669
Consumer	1,214	1,180	330	2,724
Total loans	$207,567	$341,027	$237,870	$786,464

Loans with a predetermined interest rate	$65,985	$53,610	$221,127	$340,722
Loans with a floating or adjustable interest rate	141,582	287,417	16,743	445,742
Total loans	$207,567	$341,027	$237,870	$786,464
Asset Quality
WashingtonFirst divides its loans into the following categories, based on credit quality: pass; watch; special mention; substandard; doubtful; and loss. WashingtonFirst reviews the characteristics of each rating at least annually, generally during the first quarter of each year. For a discussion of the characteristics of these ratings, see Note 6 - Loans of WashingtonFirst’s Consolidated Financial Statements.
The table below represents WashingtonFirst’s loan portfolio by risk rating, classification, and loan portfolio segment as of June 30, 2013:

	As of June 30, 2013
Internal risk rating grades	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Risk rating number	1 to 5	6	7	8	9
	(in thousands)
Construction and development	$79,650	$792	$—	$2,085	$—	$82,527
Commercial real estate	454,271	15,642	7,357	10,667	—	487,937
Residential real estate	93,738	1,060	315	1,494	—	96,607
Commercial and industrial	104,943	3,354	4,992	3,268	112	116,669
Consumer	2,313	265	139	7	—	2,724
Balance at end of period	$734,915	$21,113	$12,803	$17,521	$112	$786,464
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
When payments are 90 days or more in arrears or when WashingtonFirst determines that it is no longer prudent to recognize current interest income on a loan, WashingtonFirst classifies the loan as non-accrual. Non-accrual loans decreased from $15.6 million as of December 31, 2012 to $10.9 million as of June 30, 2013. From time to time, a loan may be past due 90 days or more but is in the process of collection and thus warrants remaining on accrual status. WashingtonFirst had two participation loans as of June 30, 2013 that were past due 90 days or more but were still on accrual status, compared to no loans with this status as of December 31, 2012.
The following tables set forth the aging and non-accrual loans by class as of June 30, 2013 and December 31, 2012:

	As of June 30, 2013
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Non- Accrual	Total Past Due	Total Loans
	(in thousands)
Construction and development	$80,442	$—	$—	$—	$2,085	$2,085	$82,527
Commercial real estate	477,116	—	3,386	2,839	4,596	10,821	487,937
Residential real estate	94,881	193	—	—	1,533	1,726	96,607
Commercial and industrial	112,654	504	828	—	2,683	4,015	116,669
Consumer	2,718	—	—	—	6	6	2,724
Balance at end of period	$767,811	$697	$4,214	$2,839	$10,903	$18,653	$786,464

(1) For the purpose of this table, loans 1-29 days past due are included in the balance of current loans

	As of December 31, 2012
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	Total Past Due	Total Loans
	(in thousands)
Construction and development	$86,745	$475	$246	$4,120	$4,841	$91,586
Commercial real estate	397,698	3,630	648	6,383	10,661	408,359
Residential real estate	123,626	678	348	1,742	2,768	126,394
Commercial and industrial	120,685	639	—	3,346	3,985	124,670
Consumer	2,317	—	5	24	29	2,346
Balance at end of period	$731,071	$5,422	$1,247	$15,615	$22,284	$753,355

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
The allowance for loan losses was $5.9 million as of June 30, 2013, or approximately 0.76 percent of loans outstanding, compared to $5.7 million or approximately 1.29 percent of loans outstanding, as of June 30, 2012. WashingtonFirst has allocated $0.8 million$1.2 million as of June 30, 2013 for specific non-performing loans. For the three months ended June 30, 2013, WashingtonFirst recorded $1.0 million in provision for loan losses, $1.3 million in charge-offs and $39,000 in recoveries, compared to $0.9 million in provisions, $0.9 million in charge-offs and $19,000 in recoveries, for the same period in 2012. For the six months ended June 30, 2012, WashingtonFirst recorded $2.1 million in provisions for loan losses, $2.5 million in charge-offs and $73,000 in recoveries, compared to $2.1 million in provision for loans losses, $1.3 million in charge-off and $22,000 in recoveries for the three months ended June 30, 2012. The increase in charge-offs in the first half of 2013, compared to the first half of 2012, was primarily attributable to the charge-off of a commercial loan to a non-profit organization in the amount of $1.0 million that had been previously identified and was fully reserved for as of December 31, 2012.
In connection with the acquisition of Alliance in December 2012, the allowance for loan losses that had been on the books of Alliance was eliminated and Alliance’s loan portfolio, which had a book value of $277.6 million, was recorded on WashingtonFirst’s books at the fair value of $268.3 million. Of the Bank’s $786.5 million in gross loans outstanding as of June 30, 2013, $215.4 million or 27.4 percent were recorded on the books at fair value in connection with the acquisition of Alliance in December 2012 and have an aggregate discount on the books of $6.2 million as of June 30, 2013.
The adjustment required to reconcile from GAAP allowance for loan losses to WashingtonFirst’s non-GAAP adjusted allowance for loan losses and adjusted allowance for loan losses to total loans ratios is the addition of the credit purchase accounting marks on purchased loan in the portfolio. Loans that were acquired under the purchase accounting method are carried at book value with certain accounting marks set up on them at the time of purchase. These accounting marks can be pricing marks or credit marks. Pricing marks account for the difference in current interest rates and the interest rate on the loan being acquired, and may be either positive or negative. Credit marks may only be negative and are similar to an allowance for loans losses based on credit quality. Therefore, in determining the adjusted allowance for loan losses and related ratio, the credit mark component is added to the allowance for loan losses and to the total loans held for investment. Below is a reconciliation of the allowance for loan losses and related ratios to the non-GAAP adjusted allowance for loan losses and related ratios as of June 30, 2013 and December 31, 2012:

Reconciliation of Allowance for Loan Losses to Total Loans to Non-GAAP Adjusted Allowance for Loan Losses to Non-GAAP Total Loans
	June 30, 2013	December 31, 2012
	(dollars in thousands)
GAAP allowance for loan losses	$5,938	$6,260
GAAP loans held for investment, at amortized cost	786,464	753,355

GAAP allowance for loan losses to total loans	0.76%	0.83%

GAAP allowance for loan losses	$5,938	$6,260
Plus: Credit purchase accounting marks	8,165	9,700
Non-GAAP adjusted allowance for loan losses	$14,103	$15,960

GAAP loans held for investment, at amortized cost	$786,464	$753,355
Plus: Credit purchase accounting marks	8,165	9,700
Non-GAAP loans held for investment, at amortized cost	$794,629	$763,055

Non-GAAP adjusted allowance for loan losses to total loans	1.77%	2.09%

As part of its routine credit administration process, WashingtonFirst periodically engages an outside consulting firm to review its loan portfolio. The information from these reviews is used to monitor individual loans as well as to evaluate the overall adequacy of the allowance for loan losses. In reviewing the adequacy of the allowance for loan losses at each period, management takes into consideration the historical loan losses experienced by WashingtonFirst, current economic conditions affecting the borrowers’ ability to repay, the volume of loans, trends in delinquent, non-accruing, and potential problem loans, and the quality of collateral securing loans. Loan losses are charged against the allowance when WashingtonFirst believes that the collection of the principal is unlikely. Subsequent recoveries of losses previously charged against the allowance are credited to the allowance. After charging off all known losses incurred in the loan portfolio, management considers on a quarterly basis whether the allowance for loan losses remains adequate to cover its estimate of probable future losses, and establishes a provision for loan losses as appropriate. Because the allowance for loan losses is an estimate, the composition of the loan portfolio changes and allowance for loan losses review process continues to evolve, there may be changes to this estimate and elements used in the methodology that may have an effect on the overall level of allowance maintained.
The allowance for loan losses model is reviewed and evaluated each quarter by WashingtonFirst management to insure its adequacy and applicability in relation to WashingtonFirst’s past and future experience with the loan portfolio, from a credit quality perspective.
The following table shows selected credit quality ratios as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Allowance for loan losses to total loans	0.76%	0.83%
Non-GAAP adjusted allowance for loan losses to total loans	1.77%	2.09%
Allowance for loan losses to non-accrual loans	54.46%	40.09%
Allowance for loan losses to non-performing assets	27.70%	28.39%
Non-performing assets to total assets	1.91%	1.92%
The following table represents an analysis of the allowance for loan losses for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in thousands)
Balance at beginning of period	$6,176	$5,755	$6,260	$4,932
Provision for loan losses	975	850	2,075	2,071
Charge-offs:
Construction and development	—	—	—	(400)
Commercial real estate	—	(686)	(265)	(686)
Residential real estate	(461)	—	(461)	—
Commercial and industrial	(790)	(199)	(1,743)	(199)
Consumer loans	(1)	(4)	(1)	(5)
Total charge-offs	(1,252)	(889)	(2,470)	(1,290)
Recoveries:
Construction and development	7	—	11	—
Commercial real estate	7	—	8	—
Residential real estate	10	13	20	16
Commercial and industrial	15	6	34	6
Total recoveries	39	19	73	22
Net charge-offs	(1,213)	(870)	(2,397)	(1,268)
Balance at end of period	$5,938	$5,735	$5,938	$5,735

Allowance for loan losses to total loans	0.76%	1.29%	0.76%	1.29%
Allowance for loan losses to non-accrual loans	54.46%	101.02%	54.46%	101.02%
Allowance for loan losses to non-performing assets	27.70%	59.58%	27.70%	59.58%
Non-performing assets to total assets	1.91%	1.68%	1.91%	1.68%
Net charge-offs to average loans	0.63%	0.81%	0.63%	0.60%

The following table presents the changes in the allowance for losses for the three and six months ended June 30, 2013 by loan type:

	June 30, 2013
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$964	$2,388	$756	$2,040	$28	$6,176
(Release of)/provision for losses	(244)	789	169	279	(18)	975
Charge-offs	—	—	(461)	(790)	(1)	(1,252)
Recoveries	7	7	10	15	—	39
Ending Balance	$727	$3,184	$474	$1,544	$9	$5,938

For the Six Months Ended:
Beginning Balance	$863	$2,655	$573	$2,142	$27	$6,260
(Release of)/provision for losses	(147)	786	342	1,111	(17)	2,075
Charge-offs	—	(265)	(461)	(1,743)	(1)	(2,470)
Recoveries	11	8	20	34	—	73
Ending Balance	$727	$3,184	$474	$1,544	$9	$5,938
The following tables present the ending balances of loans and the related allowance for losses by impairment method and loan type as of June 30, 2013:

	As of June 30, 2013
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Ending Balance:
Evaluated collectively for impairment	$80,442	$469,912	$94,855	$108,238	$2,579	$756,026
Evaluated individually for impairment	2,085	18,025	1,752	8,431	145	30,438
	$82,527	$487,937	$96,607	$116,669	$2,724	$786,464

Allowance for Losses:
Evaluated collectively for impairment	$722	$2,259	$303	$678	$8	$3,970
Evaluated individually for impairment	5	925	171	866	1	1,968
	$727	$3,184	$474	$1,544	$9	$5,938
Non-performing Assets
Impaired Loans (Loans with a Specific Allowance Allocation). As of June 30, 2013, all loans with impairment allocations were in non-accrual status.
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
As of June 30, 2013, there was $10.9 million in loans on non-accrual status compared to $15.6 million as of December 31, 2012. The $10.9 million non-accrual loan balance consists primarily of loans secured by residential and commercial real estate in the Northern Virginia area. The specific allowance for impaired loans as of June 30, 2013 was $0.7 million.
Total Non-performing Assets. As of June 30, 2013, WashingtonFirst had $21.4 million of non-performing assets compared to $22.1 million as of December 31, 2012, an increase of $0.7 million. The ratio of non-performing assets to total assets decreased to

1.91 percent as of June 30, 2013 from 1.92 percent as of December 31, 2012, a 1 basis point decrease. The ratio of non-performing assets to total assets as of December 31, 2012 increased compared to WashingtonFirst’s historical trends due to the acquisition of Alliance in December 2012. As of June 30, 2013, the total non-performing assets increased, primarily as a result of two participation loans that are 90 day or more past due but still accruing as these loans are considered well secured and in the process of collection.
The following table provides information regarding credit quality as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(dollars in thousands)
Non-performing assets:
Non-accrual loans	$10,903	$15,615
90+ days past due still accruing	2,839	—
Troubled debt restructurings still accruing	5,575	3,036
Asset-backed security	55	106
Other real estate owned	2,068	3,294
Total non-performing assets	$21,440	$22,051

Non-performing assets to total assets	1.91%	1.92%
Other Real Estate Owned (OREO). As of June 30, 2013, WashingtonFirst had $2.1 million classified as OREO on the balance sheet, compared to $0.6 million as of June 30, 2012. The increase in OREO from June 30, 2012, to June 30, 2013, is primarily due to the addition of $2.7 million to the OREO balance on December 21, 2012, as a result of the acquisition of Alliance. During the three months ended June 30, 2013, WashingtonFirst sold 1 OREO property collecting cash proceeds of $0.6 million, realizing gains of $0.1 million. During the six months ended June 30, 2013, WashingtonFirst sold 5 OREO properties collecting cash proceeds of $2.1 million, realizing gains of $0.2 million. In addition, WashingtonFirst acquired 2 new OREO properties with a fair value of $1.0 million int he first half of 2013. There were no new properties acquired or sold in the three or six months ended June 30, 2012.
The table below reflects the OREO activity for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in thousands)
Balance at beginning of period	$2,569	$615	$3,294	$615
Properties acquired at foreclosure	—	—	1,010	—
Sales of foreclosed properties	(422)	—	(1,838)	—
Valuation adjustments	(79)	—	(398)	—
Balance at end of period	$2,068	$615	$2,068	$615
Investment Securities - Available-for-sale
WashingtonFirst actively manages its portfolio duration and composition in response to changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are pledged as collateral for certain borrowing transactions, public funds and repurchase agreements. The total fair value of the amount of the investment securities accounted for under available-for-sale accounting was $116.8 million as of June 30, 2013 compared to $134.6 million as of December 31, 2012. This decrease is primarily attributable to the maturity of certain positions during the first half of 2013.
On June 30, 2013, the investment portfolio contained callable and non-callable U.S. Government corporation and agency securities, U.S. Government collateralized mortgage obligations (“CMOs”), U.S. Government mortgage backed securities (“MBS”), asset-backed debt securities, and municipal securities.
As of June 30, 2013, U.S. Government corporation and agency securities represented $21.7 million or 18.6 percent of the portfolio, while CMOs and MBS were $75.8 million, or 64.9 percent of the portfolio, and municipal securities were $19.2 million, or 16.4 percent of the portfolio.
The yield on the available-for-sale investment securities portfolio for the three and six months ended June 30, 2013 was 1.55 percent and 1.66 percent, respectively, compared to 2.11 percent and 2.15 percent for the same periods in 2012. When prepayments on these instruments occur at a faster rate than anticipated, premium amortization increases which adversely impacts the portfolio yield.

Other Equity Investments
WashingtonFirst’s securities portfolio contains other equity investments that are required to be held as part of its banking operations. These include stock of the FHLB, Atlantic Central Bankers Bank (“ACBB”) and Community Bankers Bank (“CBB”). The following table summarizes the balances of other equity securities as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(in thousands)
FHLB stock	$2,569	$3,267
ACBB	100	100
CBB	256	256
Total other equity securities	$2,925	$3,623
Deposits
WashingtonFirst seeks deposits within its market area by offering high-quality customer service, using technology to deliver deposit services effectively and paying competitive interest rates. A significant portion of its client base and deposits are directly related to home sales and refinancing activity, including those from title and escrow agency customers.
As of June 30, 2013, the deposit portfolio totaled $957.5 million, comprising of $271.0 million of non-interest bearing deposits and $686.5 million of interest bearing deposits. As of December 31, 2012, the deposit portfolio totaled $972.7 million, which was composed of $294.5 million of non-interest bearing deposits and $678.2 million of interest bearing deposits. The $15.2 million decrease in deposits during the first half of 2013 is primarily the result of management’s decision to decrease non-core deposits, including brokered deposits acquired in the December 2012 acquisition of Alliance. The average balance of interest bearing deposits for the three and six months ended June 30, 2013 was $672.0 million and $659.0 million, respectively, compared to $672.0 million and $351.5 million for the same periods in 2012. This significant increase is also the result of the acquisition of Alliance in December 2012. The average cost on these interest-bearing deposits for the three and six months ended June 30, 2013 was 0.77 percent and 0.75 percent, respectively, compared to 1.14 percent and 1.15 percent for the same periods in 2012. As interest rates declined over the past year, WashingtonFirst was able to reprice the interest rates on its deposits at lower levels.
Average non-interest bearing demand deposits were $210.1 million and $218.0 million for the three and six months ended June 30, 2013, respectively, compared to $101.1 million and $110.9 million for the same periods in 2012, reflecting the increase in these deposits resulting from the Alliance acquisition.
Other Borrowings
Other borrowings consists of customer repurchase agreements which are standard commercial bank transactions that involve a WashingtonFirst customer instead of a wholesale bank or broker. These customer repurchase agreements were acquired through the acquisition of Alliance. Alliance offered this product as an accommodation to larger retail and commercial customers and affluent individuals that request safety for their funds beyond the FDIC deposit insurance limits. WashingtonFirst believes this product offers it a stable source of financing at a reasonable market rate of interest and is continuing the program. As of June 30, 2013, WashingtonFirst had $18.7 million of customer repurchase agreements, compared to $14.4 million as of December 31, 2012.
FHLB Advances
The FHLB is a significant source of funding for WashingtonFirst. WashingtonFirst augments its funding portfolio with FHLB advances for both liquidity and interest rate management. As of June 30, 2013 and December 31, 2012, the FHLB advances were $30.2 million and $40.8 million, respectively, with various maturities not exceeding twelve months, with the exception of one advance for $25.0 million that was acquired from Alliance and does not mature until February 2021. The book value as of June 30, 2013 and December 31, 2012 contains a $3.7 million and $4.0 million fair market value adjustment, respectively, associated with the advance acquired from Alliance mentioned above and is being amortized over the life of the advance. Advances are secured by a lien on certain loans and securities of WashingtonFirst Bank that are pledged from time to time. The following table provides information regarding WashingtonFirst’s FHLB advances as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(dollars in thousands)
As of period ended:
FHLB advances	$30,221	$40,813
Weighted average outstanding interest rate	3.41%	3.45%

The following table sets forth the composition of FHLB advances during the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(dollars in thousands)
Averages for the period:
FHLB advances	$32,772	$33,885	$36,523	$29,059
Average interest rate paid during the period	1.97%	2.49%	2.12%	2.85%
Maximum month-end balance outstanding	$35,369	$67,850	$40,689	$67,850
Long-term Borrowings
Long-term borrowings consist of the following as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(in thousands)
Subordinated debt	$2,231	$2,214
Trust preferred capital notes	7,537	7,468
	$9,768	$9,682
On June 15, 2012, the Bank issued $2.5 million in subordinated debt (the “Bank Subordinated Debt”) to Community Bancapital LP (“CBC”). The Bank Subordinated Debt has a maturity of nine (9) years, is due in full on June 14, 2021, and carries an 8.0 percent interest rate, payable quarterly. In connection with the issuance of the Bank Subordinated Debt, the Company issued warrants to CBC that would allow it to purchase 57,769 shares of common stock at a share price equal to $10.82. These warrants expire if not exercised on or before June 15, 2020. In recording this transaction, the warrants were valued at $0.3 million, which was treated as an increase in additional paid-in capital, and the liability associated with the Bank Subordinated Debt was recorded at $2.2 million. The $0.3 million discount on the Bank Subordinated Debt is being expensed monthly over the life of the debt.
On June 30, 2003, Alliance invested $0.3 million as common equity into a wholly-owned Delaware statutory business trust (the “Trust”). Simultaneously, the Trust privately issued $10.0 million face amount of thirty-year floating rate trust preferred capital securities (the “Trust Preferred Capital Notes”) in a pooled trust preferred capital securities offering. The Trust used the offering proceeds, plus the equity, to purchase $10.3 million principal amount of Alliances’ floating rate junior subordinated debentures due 2033 (the “Subordinated Debentures”). Both the Trust Preferred Capital Notes and the Subordinated Debentures are callable at any time. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15 percent subject to quarterly interest rate adjustments. The interest rates as of June 30, 2013 and December 31, 2012 were 3.42 percent and 3.54 percent, respectively.
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
All or a portion of the Trust Preferred Capital Notes may be included as Tier 1 Capital in the regulatory computation of capital adequacy. Under current regulatory guidelines, the Trust Preferred Capital Notes may constitute no more than 25 percent of total Tier 1 Capital. Any amount not eligible to be counted as Tier 1 Capital is considered to be Tier 2 Capital. As of June 30, 2012, the entire amount of Trust Preferred Capital Notes was considered Tier 1 Capital.
Capital Resources
Capital management consists of providing equity to support WashingtonFirst’s current and future operations. The Company is subject to capital adequacy requirements imposed by the Federal Reserve Board and the Bank is subject to capital adequacy requirements imposed by the FDIC. Both the Federal Reserve Board and the FDIC have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.
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
Pursuant to Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), each federal banking agency revised its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. The Bank is subject to capital adequacy guidelines of the FDIC that are substantially similar to the Federal Reserve Board’s guidelines. Also pursuant to FDICIA, the FDIC has promulgated regulations setting the levels at which an insured institution such as the Bank would be considered “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Under the FDIC’s regulations, the Bank is classified “well-capitalized” for purposes of prompt corrective act.
Both WashingtonFirst and WashingtonFirst Bank are considered “well capitalized” under the risk-based capital guidelines adopted by the federal banking regulatory agencies, and maintaining a “well capitalized” regulatory position is important for each organization. Both WashingtonFirst and the Bank monitor their respective capital positions to ensure appropriate capital for the respective risk profile of each organization, as well as sufficient levels to promote depositor and investor confidence in the respective organizations.
Total shareholders’ equity was $104.3 million as of June 30, 2013 compared to the December 31, 2012 level of $101.5 million. The change in equity is primarily attributable current earnings and stock warrants exercised in the first half of 2013.

The following table shows WashingtonFirst Bank’s capital categories, capital ratios and the minimum capital ratios currently required by bank regulators as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(in thousands)
Tier 1 Capital:
Common stock	$76	$71
Capital surplus	85,477	80,460
Preferred stock	17,796	17,796
Accumulated earnings	2,665	3,226
Less: disallowed assets	(3,986)	(4,029)
Add: Trust preferred	7,537	7,468
Total Tier 1 Capital	$109,565	$104,992

Tier 2 Capital:
Qualifying allowance for loan losses	$5,938	$6,260
Qualifying subordinated debt	2,500	2,500
Total Tier 2 Capital	$8,438	$8,760

Total risk-based capital	$118,003	$113,752
Risk weighted assets	854,012	826,103
Qualifying quarterly average assets	1,048,251	1,052,614

	June 30, 2013	December 31, 2012	Regulatory Minimum
Capital Ratios:
Total risk-based capital ratio	13.82%	13.77%	8.00%
Tier 1 risk-based capital ratio	12.83%	12.71%	4.00%
Tier 1 leverage ratio	10.45%	9.97%	4.00%
The significant decrease in Tier I leverage ratio is primarily the result of the Alliance acquisition and the capital raised in support of it. The Tier 1 leverage ratio is calculated by taking Tier 1 capital at the end of the period divided by the average qualified average assets of the preceding three months. As the acquisition of Alliance took place on December 21, 2012 the additional capital was included in the Tier 1 capital, but the additional averages were only included for the last ten days of 2012.
The regulatory risk-based capital guidelines establish minimum capital levels for WashingtonFirst to be deemed “well capitalized.” The guidelines for “well capitalized” call for a leverage ratio of 5.0 percent, tier 1 risk-based capital ratio of 6.0 percent and total risk-based capital ratio of 10.0 percent. As of June 30, 2013, WashingtonFirst had a total risk-based capital ratio of 13.82 percent, a tier 1 risk-based capital ratio of 12.83 percent, and a leverage ratio of 10.45 percent all in excess of the regulatory minimums to be “well capitalized.” WashingtonFirst Bank and WashingtonFirst monitor the capital levels and the risk profile of the entities to determine if capital levels are sufficient for the risk profiles of the organization.
Liquidity
Liquidity is the ability to meet the demand for funds from depositors and borrowers as well as expenses incurred in the operation of the business. WashingtonFirst has a formal liquidity management policy and a contingency funding policy used to assist management in executing its liquidity strategies. Similar to other banking organizations, WashingtonFirst monitors the need for funds to support depositor activities and funding of loans. WashingtonFirst’s client base includes a significant number of title and escrow businesses which have more deposit inflows and outflows than a traditional commercial business relationship. WashingtonFirst maintains additional liquidity sources to support the needs of this client base. Loss of relationship officers or clients could have a material impact on WashingtonFirst’s liquidity position through a reduction in average deposits.
WashingtonFirst’s management monitors the Company’s overall liquidity position daily. WashingtonFirst has available federal funds lines with correspondent banks, reverse repurchase agreement lines with correspondent banks and FHLB advances.
As of June 30, 2013, WashingtonFirst had $185.1 million in cash and cash equivalents to support the business activities and deposit flows of its clients. WashingtonFirst maintains credit lines at the FHLB and other correspondent banks. As of June 30, 2013,

WashingtonFirst had a total credit line of $216.3 million with the FHLB with an unused portion of $186.1 million. Borrowings with the FHLB have certain collateral requirements and are subject to disbursement approval by the FHLB. As of June 30, 2013, WashingtonFirst also had $49.0 million in unsecured borrowing capacity from correspondent banks. As of June 30, 2013, WashingtonFirst did not have any outstanding borrowings from its correspondent banks. All borrowings from correspondent banks are subject to disbursement approval. In addition to the borrowing capacity described above, WashingtonFirst may sell investment securities, loans and other assets to generate additional liquidity. WashingtonFirst believes that it has sufficient liquidity to protect depositors, provide for business growth and comply with regulatory requirements.
Concentrations
Substantially all of WashingtonFirst’s loans, commitments and standby letters of credit have been granted to customers located in the greater Washington, D.C. metropolitan area. WashingtonFirst’s overall business includes a significant focus on real estate activities, including real estate lending, title companies and real estate settlement businesses. As of June 30, 2013, commercial real estate loans were 62.1 percent of the total loan portfolio, construction and development loans were 10.5 percent of the total loan portfolio and residential real estate loans were 12.3 percent of the total loan portfolio. In addition, a substantial portion of our non-interest bearing deposits is generated by our title and escrow company clients. See “Item 1A. Risk Factors – Risks Associated With WashingtonFirst’s Business – WashingtonFirst’s profitability depends significantly on local economic conditions” in WashingtonFirst’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 22, 2013.
Off-Balance Sheet Arrangements
WashingtonFirst enters into certain off-balance sheet arrangements in the normal course of business to meet the financing needs of customers. These off-balance sheet arrangements include commitments to extend credit, standby letters of credit and financial guarantees which would impact the overall liquidity and capital resources to the extent customers accept and/or use these commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. With the exception of these off-balance sheet arrangements, WashingtonFirst has no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not required as the Company is a smaller reporting company.

Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures.
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s periodic filings under the Exchange Act, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management on a timely basis to allow decisions regarding required disclosure. Management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2013. Based on management’s assessment, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.
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
Changes in Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2013, WashingtonFirst issued an aggregate of 11,058 shares of its common stock to various members of management that held grants of restricted stock under the company's compensation plans, which shares had not been issued pending the satisfaction of conditions related to the issuance of the shares.   WashingtonFirst received no cash from grantees in connection with the issuance of these shares upon the satisfaction of such restrictions.   The foregoing transactions were completed without registration under the Securities Act of 1933, as amended, in reliance upon the exemption provided by Section 4(2) thereof, no public offering being involved.

Item 3. Defaults Upon Senior Securities

(a)    None.

(b)    None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)    None.

(b)    None.

Item 6. Exhibits

Exhibit	Description

2.1†
Agreement and Plan of Reorganization, dated as of May 3, 2012, by and among WashingtonFirst Bankshares, Inc., Alliance Bankshares Corporation and Alliance Bank Corporation (included as Appendix A to Amendment No. 3 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on November 9, 2012 (File No. 333-183255))

2.2
Amendment No. 1, dated August 9, 2012, to the Agreement and Plan of Reorganization, dated as of May 3, 2012, by and among WashingtonFirst Bankshares, Inc., Alliance Bankshares Corporation and Alliance Bank Corporation (included as Appendix A to Amendment No. 3 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on November 9, 2012 (File No. 333-183255))

3.1
Articles of Incorporation of WashingtonFirst Bankshares, Inc. filed February 25, 2009, as amended (filed as Exhibit 3.1 to Form 8-K filed with the Securities and Exchange Commission by WashingtonFirst on December 21, 2012 (File No. 001-35768))

3.2
Articles of Amendment to the Articles of Incorporation of WashingtonFirst Bankshares, Inc. filed January 28, 2013 (filed as Exhibit 3.1 to Form 8-K filed with the Securities and Exchange Commission by WashingtonFirst on February 6, 2013 (File No. 001-35768))

3.3
Bylaws of WashingtonFirst Bankshares, Inc. adopted February 25, 2009 (included as Exhibit 3.7 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on August 13, 2012 (File No. 333-183255))

4.1
Form of certificate representing shares of WashingtonFirst Bankshares, Inc.’s common stock (included as Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on September 21, 2012 (File No. 333-183255))

4.2
WashingtonFirst Bankshares, Inc. Senior Non-Cumulative Perpetual Preferred Stock, Series D (included as part of Exhibit 3.5 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on August 13, 2012 (File No. 333-183255))

4.3
Form of certificate representing shares of WashingtonFirst Bankshares, Inc.’s non-voting common stock (included as Exhibit 4.3 to Amendment No. 2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on November 5, 2012 (File No. 333-183255))

10.1
Second Amended and Restated Executive Employment Agreement, dated September 21, 2012, by and between WashingtonFirst Bank and Shaza L. Andersen (included as Exhibit 10.1 to Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on September 21, 2012 (File No. 333-183255))

10.2
Second Amended and Restated Severance Payment Agreement, dated September 21, 2012, by and between WashingtonFirst Bank and Richard D. Horn (included as Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on September 21, 2012 (File No. 333-183255))

10.3
Second Amended and Restated Severance Payment Agreement, dated September 21, 2012, by and between WashingtonFirst Bank and George W. Connors, IV (included as Exhibit 10.3 to Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on September 21, 2012 (File No. 333-183255))

10.4
Investment Agreement, dated as of May 3, 2012, by and between WashingtonFirst Bankshares, Inc. and Endicott Opportunity Partners III, L.P. (included as Exhibit 10.4 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on August 13, 2012 (File No. 333-183255))

10.5
Investment Agreement, dated as of June 20, 2012, by and between WashingtonFirst Bankshares, Inc. and Castle Creek Capital Partners IV, L.P. (included as Exhibit 10.5 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on August 13, 2012 (File No. 333-183255))

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

101**
Interactive data files pursuant to Rule 405 of Regulation S-T: WashingtonFirst Bankshares, Inc.’s (i) Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012; (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012; (iii) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; (v) Consolidated Statement of Shareholders’ Equity for the six months ended June 30, 2013 and 2012; and (vi) the notes to the foregoing Consolidated Financial Statements

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

WASHINGTONFIRST BANKSHARES, INC.
(Registrant)

August 14, 2013	/s/ Shaza Andersen
Date	Shaza L. Andersen
Chief Executive Officer
(Principal Executive Officer)

August 14, 2013	/s/ Matthew Johnson
Date	Matthew R. Johnson
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)