Form 10-Q/A
period 2013-06-30
WashingtonFirst Bankshares, Inc.
filed 2013-09-23
CIK 1476264

As filed with the Securities and Exchange Commission on September 23, 2013

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

Explanatory Note
The purpose of this Amendment No. 1 to Quarterly Report on Form 10-Q for the period ended June 30, 2013, as filed with the Securities and Exchange Commission on August 14, 2013 (the “Report”), of WashingtonFirst Bankshares, Inc. (“WashingtonFirst”) is to re-file Exhibit 32.1 to the Report, which had previously referred to the quarter ended March 31, 2013 rather than the quarter ended June 30, 2013.

Rule 12b-15 under the Securities Exchange Act of 1934 provides that any amendment to a report required to be accompanied by the certifications specified in Rule 13(a)-14(b) or 15d-14(b) must be accompanied by new certifications of the principal executive officer and principal financial officer. These certifications, which are unchanged from the certifications as originally filed with the Report, except as mentioned above, are therefore also included as Exhibits 31.1, 31.2 and 32.1.

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

*	Filed with this Amendment No. 1 to Quarterly Report on Form 10-Q.

**	Previously furnished with the Quarterly Report on Form 10-Q for the period ended June 30, 2013.

†	The schedules to this agreement have been omitted for this filing pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish copies of such schedules to the SEC upon request.

Exhibit	Description
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

101**
Interactive data files pursuant to Rule 405 of Regulation S-T: WashingtonFirst Bankshares, Inc.’s (i) Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012; (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012; (iii) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012; (iv) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2013 and 2012; (v) Consolidated Statement of Shareholders’ Equity for the three and six months ended June 30, 2013 and 2012; and (vi) the notes to the foregoing Consolidated Financial Statements

*	Filed with this Amendment No. 1 to Quarterly Report on Form 10-Q.

**	Previously furnished with the Quarterly Report on Form 10-Q for the period ended June 30, 2013.

†	The schedules to this agreement have been omitted for this filing pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish copies of such schedules to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASHINGTONFIRST BANKSHARES, INC.
(Registrant)

September 23, 2013	/s/ Shaza L. Andersen
Date	Shaza L. Andersen
Chief Executive Officer
(Principal Executive Officer)

September 23, 2013	/s/ Matthew R. Johnson
Date	Matthew R. Johnson
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)

5