Form 10-Q
period 2013-09-30
WashingtonFirst Bankshares, Inc.
filed 2013-11-14
CIK 1476264

As filed with the Securities and Exchange Commission on November 14, 2013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Yes  ☐    No ☒

As of November 8, 2013, the registrant had outstanding 6,547,493 shares of voting common stock and 1,096,359 shares of non-voting common stock.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
WashingtonFirst Bankshares, Inc.
Consolidated Balance Sheets
(unaudited)

	September 30, 2013	December 31, 2012
	(in thousands)
Assets:
Cash and cash equivalents:
Cash and due from bank balances	$3,571	$4,521
Federal funds sold	140,981	208,476
Interest bearing balances	9,717	11,210
Cash and cash equivalents	154,269	224,207
Investment securities, available-for-sale, at fair value	118,900	134,598
Other equity securities	2,925	3,623
Loans:
Loans held for investment, at amortized cost	814,916	753,355
Allowance for loan losses	(7,508)	(6,260)
Total loans, net of allowance	807,408	747,095
Premises and equipment, net	3,754	3,519
Intangibles	3,964	4,029
Deferred tax asset, net	12,631	11,419
Accrued interest receivable	3,207	3,424
Other real estate owned	2,221	3,294
Bank-owned life insurance	10,196	5,010
Other assets	3,716	7,600
Total Assets	$1,123,191	$1,147,818
Liabilities and Shareholders' Equity:
Liabilities:
Non-interest bearing deposits	$259,640	$294,439
Interest bearing deposits	698,758	678,221
Total deposits	958,398	972,660
Other borrowings	12,533	14,428
FHLB advances	30,100	40,813
Long-term borrowings	9,811	9,682
Accrued interest payable	520	2,012
Other liabilities	5,653	6,703
Total Liabilities	1,017,015	1,046,298
Shareholders' Equity:
Preferred stock:
Series D - 17,796 shares issued and outstanding, 1% dividend	89	89
Additional paid-in capital - preferred	17,707	17,707
Common stock:
Common Stock Voting, $0.01 par value, 50,000,000 shares authorized, 6,547,493 and 6,099,629 shares outstanding, respectively	66	61
Common Stock Non-Voting, $0.01 par value, 10,000,000 shares authorized, 1,096,359 and 1,044,152 shares outstanding, respectively	10	10
Additional paid-in capital - common	85,513	80,460
Accumulated earnings	4,760	3,226
Accumulated other comprehensive loss	(1,969)	(33)
Total Shareholders’ Equity	106,176	101,520
Total Liabilities and Shareholders' Equity	$1,123,191	$1,147,818
See accompanying notes to consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$10,669	$6,609	$32,281	$19,112
Interest and dividends on investments	646	340	1,843	1,109
Total interest income	11,315	6,949	34,124	20,221
Interest expense:
Interest on deposits	1,165	995	3,611	3,018
Interest on borrowings	326	227	1,044	656
Total interest expense	1,491	1,222	4,655	3,674
Net interest income	9,824	5,727	29,469	16,547
Provision for loan losses	1,800	515	3,875	2,586
Net interest income after provision for loan losses	8,024	5,212	25,594	13,961
Non-interest income:
Service charges on deposit accounts	141	111	391	358
Gain on sale of loans	821	—	821	—
Other operating income	572	135	1,445	611
Total non-interest income	1,534	246	2,657	969
Non-interest expense:
Compensation and employee benefits	3,432	2,266	10,087	6,198
Premises and equipment	1,381	707	4,150	2,024
Data processing	775	351	2,438	1,083
Professional fees	415	107	1,078	344
Other operating expenses	836	1,387	2,999	2,803
Total other expenses	6,839	4,818	20,752	12,452
Income before provision income taxes	2,719	640	7,499	2,478
Provision for income taxes	579	257	2,356	962
Net income	2,140	383	5,143	1,516
Preferred stock dividends and accretion	(44)	(44)	(133)	(133)
Net income available to common shareholders	$2,096	$339	$5,010	$1,383

Earnings per common share:
Basic earnings per common share (1)	$0.27	$0.11	$0.66	$0.45
Fully diluted earnings per common share (1)	$0.27	$0.11	$0.65	$0.44
(1) Retroactively adjusted to reflect the effect of all stock dividends.
See accompanying notes to consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(in thousands)
Net income	$2,140	$383	$5,143	$1,516
Other comprehensive income, net of tax:
Net unrealized holding (losses)/gains	(292)	29	(1,932)	160
Reclassification adjustment for realized gains	2	(2)	(4)	(6)
Net change from available-for-sale securities (1)	(290)	27	(1,936)	154
Comprehensive income	$1,850	$410	$3,207	$1,670

(1) Unrealized (losses)/gains on available for sale securities is shown net of income tax benefit of $0.2 million and $1.2 million for the three and nine months ended September 30, 2013, respectively, compared to income tax expense of $17,000 and $67,000 for the three and nine months ended September 30, 2012, respectively.

See accompanying notes to consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Changes in Shareholder Equity
(unaudited)

	For the Nine Months Ended
	September 30, 2013		September 30, 2012
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Preferred stock:
Balance, beginning of period	17,796	$89	17,796	$89
Balance, end of period	17,796	$89	17,796	$89
Additional paid-in capital - preferred:
Balance, beginning of period		$17,707		$17,707
Balance, end of period		$17,707		$17,707
Common stock:
Balance, beginning of period	7,143,781	$71	2,770,653	$13,853
Exercise of warrants	125,674	2	—	—
Change in par value - $5.00 to $0.01	—	—	—	(13,826)
Issuance of common stock under restricted stock agreements	11,058	—	26,429	—
Common stock dividends	363,339	3	137,873	2
Balance, end of period	7,643,852	$76	2,934,955	$29
Additional paid-in capital - common:
Balance, beginning of period		$80,460		$19,286
Exercise of warrants		1,434		—
Change in par value - $5.00 to $0.01		—		13,826
Warrants issued for sub-debt		—		305
Common stock dividends		3,469		1,446
Stock compensation expense		150		227
Balance, end of period		$85,513		$35,090
Accumulated earnings:
Balance, beginning of period		$3,226		$2,618
Net income		5,143		1,516
Preferred stock dividends		(133)		(133)
Common stock dividends		(3,473)		(1,448)
Common stock cash dividends		(3)		(1)
Balance, end of period		$4,760		$2,552
Accumulated other comprehensive income:
Balance, beginning of period		$(33)		$(76)
Change in unrealized loss on available-for-sale securities, net of tax and reclassification adjustments		(1,936)		154
Balance, end of period		$(1,969)		$78
Total shareholders' equity		$106,176		$55,545
See accompanying notes to consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 30, 2013	September 30, 2012
	(in thousands)
Cash flows from operating activities:
Net income	$5,143	$1,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	129	329
Amortization of purchase accounting marks	(2,132)	—
Loss on sale of available-for-sale investment securities	16	—
Gain on sale of other real estate owned	(227)	—
Provision for loan losses	3,875	2,586
Write-down of other real estate owned	425	166
Earnings on bank-owned life insurance	(186)	—
Deferred income taxes	—	(149)
Net amortization on available-for-sale investment securities	1,111	321
Stock based compensation	150	227
Net change in:
Interest receivable	217	(152)
Other assets	3,881	(390)
Interest payable	(1,492)	35
Other liabilities	(1,050)	(157)
Net cash provided by operating activities	9,860	4,332
Cash flows from investing activities:
Purchase of available-for-sale investment securities	(31,491)	(8,894)
Proceeds from repayment of available-for-sale investment securities	40,375	8,654
Proceeds from sale/call of available-for-sale investment securities	2,540	—
Net increase in loans	(63,727)	(44,275)
Purchase of bank-owned life insurance	(5,000)	—
Net decrease/(increase) in FHLB stock	698	(838)
Proceeds from sale of real estate owned	2,065	—
Purchases of premises and equipment, net	(895)	(717)
Net cash used in investing activities	(55,435)	(46,070)
Cash flows from financing activities:
Net (decrease)/increase in deposits	(13,417)	39,689
Net decrease in FHLB advances	(10,350)	(250)
Net decrease in other borrowings	(1,895)	(7,000)
Net increase in subordinated debt	—	2,510
Proceeds from issuance of common stock, net	1,435	—
Dividends paid - cash portion for fractional shares on 5% dividend	(3)	(1)
Preferred stock dividends paid	(133)	(133)
Net cash (used in)/provided by financing activities	(24,363)	34,815
Net decrease in cash and cash equivalents	(69,938)	(6,923)
Cash and cash equivalents at beginning of period	224,207	72,321
Cash and cash equivalents at end of period	$154,269	$65,398
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

(b)	Cash and Cash Equivalents and Statements of Cash Flows
For purposes of the statements of cash flows, cash and cash equivalents consists of cash and due from banks, interest bearing balances and federal funds sold. The Bank maintains deposits with other commercial banks in amounts that may exceed federal deposit insurance coverage. Management regularly evaluates the credit risk associated with these transactions and believes that the Bank is not exposed to any significant credit risks on cash and cash equivalents. The Bank is required to maintain certain average reserve balances with the Federal Reserve Bank of Richmond. Those balances include usable vault cash and amounts on deposit with the Federal Reserve Bank of Richmond. The Bank had no compensating balance requirements or required cash reserves with correspondent banks as of September 30, 2013. The Bank maintains interest bearing balances at other banks to help ensure sufficient liquidity and provide additional return versus overnight Federal Funds.
The following table sets forth information regarding certain cash and non-cash transactions for the nine months ended September 30, 2013 and 2012:

	For the Nine Months Ended
	September 30, 2013	September 30, 2012
	(in thousands)
Cash paid during the period for:
Interest paid on interest-bearing deposits	$3,521	$3,053
Income taxes paid	1,500	1,800
Non-cash activity:
Loans converted into other real estate owned	1,190	—

(c)	Use of Estimates
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
Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. All securities were classified as available-for-sale as of September 30, 2013 and December 31, 2012.
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
The Bank grants commercial, real estate, and consumer loans to customers primarily in the greater Washington, DC metropolitan area. The loan portfolio is well diversified and generally is collateralized by assets of the customers. The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers. The ability of the Bank’s debtors to honor their loan contracts is dependent upon the real estate and general economic conditions in the Bank’s market area. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances less the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Consumer loans and other loans typically are charged off no later than 180 days past due. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on non-accrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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
The Company and the Bank are subject to U.S. federal income tax, the District of Columbia income tax and the State of Maryland income tax. The Company is no longer subject to examination by Federal or State taxing authorities for the years before 2008. As of September 30, 2013 and December 31, 2012 the Company did not have any unrecognized tax benefits. The Company does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other non-interest expense. As of September 30, 2013 and December 31, 2012, the Company does not have any amounts accrued for interest and/or penalties.

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
Goodwill represents the excess of purchase price over fair value of net assets and liabilities acquired. Under ASC 350-10 (formerly known as SFAS 142), goodwill is not amortized over an estimated life, but rather it is evaluated at least annually for impairment by comparing its fair value with its recorded amount and is written down when appropriate. Projected net operating cash flows are compared to the carrying amount of the goodwill recorded and if the estimated net operating cash flows are less than the carrying amount, a loss is recognized to reduce the carrying amount to fair value. There was no impairment of goodwill in the nine months ended September 30, 2013 or September 30, 2012. For more information regarding goodwill, see Note 9—Intangible Assets.

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
4. CASH AND CASH EQUIVALENTS
Regulation D of the Federal Reserve Act requires that banks maintain non-interest reserve balance with the Federal Reserve Bank based principally on the type and amount of their deposits. During the third quarter 2013 and 2012, the Bank maintained balances at the Federal Reserve Bank of Richmond (in addition to vault cash) to meet the reserve requirements as well as balances to partially compensate for services provided by the Federal Reserve Bank of Richmond. The Bank has an interest bearing account with the FHLB and maintains eight non-interest bearing accounts with domestic correspondents to off-set the cost of services they provide to the Bank for maintaining an account with them.
In addition, the Bank has short term investments in the form of certificates of deposits with banks insured by the Federal Deposit Insurance Corporation (“FDIC”), classified as interest bearing balances, as of September 30, 2013 and December 31, 2012. All balance are fully FDIC insured.

5. INVESTMENT SECURITIES
The following tables present the amortized cost and fair values of WashingtonFirst’s available-for-sale investment securities as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Available-for-Sale Securities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Government agencies	$24,719	$172	$(327)	$24,564
Mortgage-backed securities	33,638	183	(338)	33,483
Collateralized mortgage obligations	43,052	94	(1,322)	41,824
Municipal securities	18,629	692	(348)	18,973
Asset-backed debt securities	2,616	—	(2,560)	56
Total available-for-sale securities	$122,654	$1,141	$(4,895)	$118,900

	December 31, 2012
	Available-for-Sale Securities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasuries	$5,000	$—	$—	$5,000
U.S. Government agencies	26,208	372	(10)	26,570
Mortgage-backed securities	25,708	292	(41)	25,959
Collateralized mortgage obligations	56,184	109	(34)	56,259
Municipal securities	19,514	1,190	—	20,704
Asset-backed debt securities	2,589	—	(2,483)	106
Total available-for-sale securities	$135,203	$1,963	$(2,568)	$134,598
WashingtonFirst did not recognize in earnings any other-than-temporary impairment losses on available-for-sale investment securities during the three and nine months ended September 30, 2013 or 2012. During the three months ended September 30, 2013, WashingtonFirst did not have any securities called or sold resulting in realized gains or losses. During the nine months ended September 30, 2013, WashingtonFirst received proceeds of $7.5 million from the call or sale of securities from its available-for-sale investment portfolio resulting in gross realized gains of $6,000 and gross realized losses of $22,000 for the nine months ended September 30, 2013. During the three months ended September 30, 2012, WashingtonFirst did not have any securities called or sold resulting in realized gains or losses. During the nine months ended September 30, 2012, WashingtonFirst received proceeds of $40,000 from the call or sale of securities from its available-for-sale investment portfolio, resulting in immaterial losses for the nine months ended September 30, 2012.
As of September 30, 2013 and December 31, 2012, unrealized losses on available-for-sale securities were as follows:

	September 30, 2013
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
U.S. Government agencies	$12,663	$(327)	$—	$—
Mortgage-backed securities	14,176	(338)	—	—
Collateralized mortgage obligations	29,891	(1,322)	—	—
Municipal securities	7,847	(348)	—	—
Asset-backed debt securities	—	—	56	(2,560)
Total	$64,577	$(2,335)	$56	$(2,560)

	December 31, 2012
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
U.S. Government agencies	$1,987	$(10)	$—	$—
Mortgage-backed securities	13,204	(41)	—	—
Collateralized mortgage obligations	16,562	(34)	—	—
Asset-backed debt securities	—	—	106	(2,483)
Total	$31,753	$(85)	$106	$(2,483)
The temporary unrealized losses presented above are principally due to a general increase in market rates and a widening of credit spreads from the dates of acquisition to September 30, 2013 and December 31, 2012, as applicable. The resulting decreases in fair values reflect an increase in the perceived risk by the financial markets related to those securities. As of September 30, 2013, all U.S. Government Agencies are AAA rated and any fluctuations in their fair value are caused by changes in interest rates and are not considered credit related as the contractual cash flows of these investments are either explicitly or implicitly backed by the full faith and credit of the U.S. Government. Unrealized losses that are related to the prevailing interest rate environment will decline over time and recover as these securities approach maturity. The mortgage-backed securities portfolio at September 30, 2013 is composed of GNMA collateralized mortgage obligations reported at fair value of $41.8 million, and GNMA, FNMA or FHLMC mortgage-backed securities reported at fair value of $33.5 million. Any associated unrealized losses are caused by changes in interest rates and are not considered credit related as the contractual cash flows of these investments are either explicitly or implicitly backed by the full faith and credit of the U.S. Government. Unrealized losses that are related to the prevailing interest rate environment will decline over time and recover as these securities approach maturity.
As of September 30, 2013 and December 31, 2012, two of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $2.6 million and $2.5 million, respectively. The unrealized losses on those securities are related to the Bank’s investment in Trapeza XIII C-1 Collateralized Debt Obligation (“Trapeza CDO”), which is discussed below in greater detail.
The estimated fair value of securities pledged to secure public funds, securities sold under agreements to repurchase and for other purposes amounted to $93.4 million and $86.8 million as of September 30, 2013 and December 31, 2012, respectively.
The amortized cost and fair value of investments by remaining contractual maturity for available-for-sale investment securities as of September 30, 2013 are set forth below. Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

	Available-for-Sale Securities as of September 30, 2013
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$5,970	$6,016
Due after one year through five years	16,581	16,915
Due after five years through ten years	27,755	27,609
Due after ten years	72,348	68,360
Total	$122,654	$118,900
Management reviews the Bank’s investment in the Trapeza CDO, the asset backed securities reported in the financial statements, quarterly, and more frequently when economic or market conditions warrant such an evaluation, for possible other-than-temporary impairment (“OTTI”) based on guidance in ASC Topic 320 – Investments in Debt and Equity Instruments. In order to determine whether the Trapeza CDO may have suffered impairment, management of the Company first determines if the market (fair) value of the security is greater than its carrying cost. If the fair value is determined to be greater than cost, management completes its analysis for anecdotal information, but the investment would not be considered for potential impairment. If the fair value is less than cost, management of the Company proceeds with its OTTI analysis to determine whether the variance between fair value and cost is a temporary variance that will be recouped over time or is OTTI.

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
Based on these analyses, the Company has determined that the fair market value of the Trapeza CDO is less than its cost. As of September 30, 2013, the Trapeza CDO has an amortized cost basis of $2.6 million and is valued at $0.1 million.
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

	September 30, 2013	December 31, 2012
Current number of performing and non-performing issuers	Performing: 41	Performing: 43
	Deferring interest: 8	Deferring interest: 10
	Defaulted: 12	Defaulted: 10
Actual deferrals and defaults as a percentage of the original collateral	Deferral: 10.4%	Deferral: 13.6%
	Defaults: 18.4%	Defaults: 14.1%
Expected deferrals and defaults as a percentage of the remaining performing collateral	Expected new deferrals: 0	Expected new deferrals: 0
	Expected new defaults: 1.7%	Expected new defaults: 6.3%
Subordination level of the tranche held by the registrant as a percentage of the remaining performing collateral	11.7%	11.0%
Subordination level of the tranche held by the registrant plus all superior tranche levels as a percentage of the remaining performing collateral	108.0%	108.3%
External credit ratings (Moody’s / Fitch)	Ca / C	Ca / C

The default and deferral change in percentage is due to the outstanding balances of the asset-backed debt security declining from the prior period. In considering the extent of the deficiency, the Company considers whether the deficiency has been affected by macroeconomic factors applicable to the class generally and not to the Trapeza CDO in particular. Finally, the Company considers whether it intends to sell, or more likely than not will be required to sell, the Trapeza CDO before its anticipated recovery. The Company has no intention to sell the Trapeza CDI before its anticipated recovery. Based on the foregoing analysis by management of the Company, management believes the Trapeza CDO has temporary valuation differences due to market conditions and no additional OTTI was recorded during the three and nine months ended September 30, 2013 and 2012.

6. LOANS
The composition of net loans is summarized as follows as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(in thousands)
Construction and development	$93,819	$91,586
Commercial real estate	500,548	408,359
Residential real estate	94,108	126,394
Real estate loans	688,475	626,339
Commercial and industrial	123,085	124,670
Consumer	3,356	2,346
Total loans	814,916	753,355
Less: allowance for loan losses	7,508	6,260
Net loans	$807,408	$747,095
As of September 30, 2013, $299.8 million of loans were pledged as collateral for FHLB advances.
An aging analysis of the composition of past due loans and non-accrual loans by class of loans, as of September 30, 2013 and December 31, 2012:

	As of September 30, 2013
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	Total Past Due	Total Loans
	(in thousands)
Construction and development	$91,759	$—	$—	$2,060	$2,060	$93,819
Commercial real estate	484,395	4,453	3,674	8,026	16,153	500,548
Residential real estate	90,230	1,036	1,216	1,626	3,878	94,108
Commercial and industrial	118,056	1,810	244	2,975	5,029	123,085
Consumer	3,220	—	—	136	136	3,356
Balance at end of period	$787,660	$7,299	$5,134	$14,823	$27,256	$814,916

(1) For the purpose of this table, loans 1-29 days past due are included in the balance of current loans

	As of December 31, 2012
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	Total Past Due	Total Loans
	(in thousands)
Construction and development	$86,745	$475	$246	$4,120	$4,841	$91,586
Commercial real estate	397,698	3,630	648	6,383	10,661	408,359
Residential real estate	123,626	678	348	1,742	2,768	126,394
Commercial and industrial	120,685	639	—	3,346	3,985	124,670
Consumer	2,317	—	5	24	29	2,346
Balance at end of period	$731,071	$5,422	$1,247	$15,615	$22,284	$753,355

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
The following table sets forth the risk categories of loans in the Bank’s loan portfolio as of September 30, 2013 and December 31, 2012:

	As of September 30, 2013
Internal risk rating grades	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Risk rating number	1 to 5	6	7	8	9
	(in thousands)
Construction and development	$91,759	$—	$—	$2,060	$—	$93,819
Commercial real estate	468,221	16,111	2,200	14,016	—	500,548
Residential real estate	90,357	1,812	—	1,939	—	94,108
Commercial and industrial	110,758	4,590	3,100	4,525	112	123,085
Consumer	2,966	254	—	136	—	3,356
Balance at end of period	$764,061	$22,767	$5,300	$22,676	$112	$814,916

	As of December 31, 2012
Internal risk rating grades	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Risk rating number	1 to 5	6	7	8	9
	(in thousands)
Construction and development	$80,393	$1,547	$163	$8,588	$895	$91,586
Commercial real estate	378,001	10,068	12,169	7,022	1,099	408,359
Residential real estate	118,074	3,575	2,220	2,454	71	126,394
Commercial and industrial	111,349	4,128	5,211	2,777	1,205	124,670
Consumer	1,861	278	179	28	—	2,346
Balance at end of period	$689,678	$19,596	$19,942	$20,869	$3,270	$753,355

The following table presents a breakdown of non-accrual loans as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(in thousands)
Construction and development	$2,060	$4,120
Commercial real estate	8,026	6,383
Residential real estate	1,626	1,742
Commercial and industrial	2,975	3,346
Consumer	136	24
Total non-accrual loans	$14,823	$15,615

The following table presents information regarding troubled debt restructurings as of September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	(dollars in thousands)
Construction and development	1	$428	$273	1	$545	$409
Commercial real estate	3	2,202	2,202	4	3,913	3,913
Residential real estate	8	1,170	1,170	8	1,539	1,539
Commercial and industrial	6	415	411	5	274	274
Consumer	1	98	98	1	20	20
Total loans	19	$4,313	$4,154	19	$6,291	$6,155

According to the accounting standards, not all loan modifications are troubled debt restructurings (TDRs). TDRs are modifications or renewals where the Company has granted a concession to a borrower in financial distress in exchange for the modification or renewal. The Company reviews all modifications and renewals for determination of TDR status. In some situations a borrower may be experiencing financial distress, but the Company does not provide a concession. These modifications are not considered TDRs. In other cases, the Company might provide a concession, such as a reduction in interest rate, but the borrower is not experiencing financial distress. This could be the case if the Company is matching a competitor’s interest rate. These modifications would also not be considered TDRs. Finally, any renewals at existing terms for borrowers not experiencing financial distress would not be considered TDRs. The following table presents loan information by class regarding TDRs identified during the previous 12 months that were in default, under the modified terms as of September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	(dollars in thousands)
Construction and development	1	$428	$273	1	$545	$410
Commercial real estate	—	—	—	1	1,691	1,691
Residential real estate	—	—	—	1	725	725
Commercial and industrial	—	—	—	5	274	274
Consumer	—	—	—	1	19	19
Total loans	1	$428	$273	9	$3,254	$3,119

Non-performing assets were as follows as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(in thousands)
Non-accrual loans	$14,823	$15,615
90+ days past due still accruing	—	—
Troubled debt restructurings still accruing	3,881	3,036
Asset-backed debt securities	56	106
Other real estate owned	2,221	3,294
Total non-performing assets	$20,981	$22,051
As of September 30, 2013 and December 31, 2012, there were no loans past due more than 90 days that were still accruing. If interest had been earned on the non-accrual loans, interest income on these loans would have been approximately $0.2 million and $0.7 million for the three and nine months ended September 30, 2013, respectively, compared to $0.1 million and $0.3 million for the three and nine months ended September 30, 2012, respectively.

7. ALLOWANCE FOR LOAN LOSSES
The following table sets forth changes in the allowance for loan losses for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(in thousands)
Balance at beginning of period	$5,938	$5,735	$6,260	$4,932
Provision for loan losses	1,800	515	3,875	2,586
Charge-offs	(248)	(116)	(2,707)	(1,406)
Recoveries	18	24	80	46
Balance at end of period	$7,508	$6,158	$7,508	$6,158

The following table presents changes in the allowance for loan losses by segment for the three and nine months ended September 30, 2013 and 2012:

	September 30, 2013
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$727	$3,184	$474	$1,544	$9	$5,938
Provision for loan losses	100	586	325	699	90	1,800
Charge-offs	(28)	—	(220)	—	—	(248)
Recoveries	—	—	9	1	8	18
Ending Balance	$799	$3,770	$588	$2,244	$107	$7,508

For the Nine Months Ended:
Beginning Balance	$863	$2,655	$573	$2,142	$27	$6,260
(Release of)/provision for loan losses	(47)	1,372	667	1,810	73	3,875
Charge-offs	(17)	(265)	(681)	(1,743)	(1)	(2,707)
Recoveries	—	8	29	35	8	80
Ending Balance	$799	$3,770	$588	$2,244	$107	$7,508

	September 30, 2012
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$907	$2,923	$745	$1,145	$15	$5,735
Provision for/(release of) loan losses	191	27	(32)	334	(5)	515
Charge-offs	(108)	(7)	—	(1)	—	(116)
Recoveries	—	17	2	5	—	24
Ending Balance	$990	$2,960	$715	$1,483	$10	$6,158

For the Nine Months Ended:
Beginning Balance	$1,048	$2,313	$633	$899	$39	$4,932
Provision for/(release of) loan losses	450	1,323	64	773	(24)	2,586
Charge-offs	(508)	(693)	—	(200)	(5)	(1,406)
Recoveries	—	17	18	11	—	46
Ending Balance	$990	$2,960	$715	$1,483	$10	$6,158
The following tables present the ending balances of loans and the related allowance for losses, by impairment method and segment type as of September 30, 2013 and December 31, 2012:

	As of September 30, 2013
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Ending Balance:
Evaluated collectively for impairment	$91,760	$481,842	$92,169	$115,291	$3,219	$784,281
Evaluated individually for impairment	2,059	18,706	1,939	7,794	137	30,635
	$93,819	$500,548	$94,108	$123,085	$3,356	$814,916

Allowance for Losses:
Evaluated collectively for impairment	$796	$2,663	$316	$838	$9	$4,622
Evaluated individually for impairment	3	1,107	272	1,406	98	2,886
	$799	$3,770	$588	$2,244	$107	$7,508

	As of December 31, 2012
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Ending Balance:
Evaluated collectively for impairment	$86,840	$387,262	$121,829	$115,909	$2,184	$714,024
Evaluated individually for impairment	4,746	21,097	4,565	8,761	162	39,331
	$91,586	$408,359	$126,394	$124,670	$2,346	$753,355

Allowance for Losses:
Evaluated collectively for impairment	$663	$1,641	$278	$582	$7	$3,171
Evaluated individually for impairment	200	1,014	295	1,560	20	3,089
	$863	$2,655	$573	$2,142	$27	$6,260

The following tables show the allocation of the allowance for loan losses among various categories of loans and certain other information as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any loan category.

	September 30, 2013		December 31, 2012
	Amount	% Total	Amount	% Total
	(dollars in thousands)
Construction and development	$799	10.6%	$863	13.8%
Commercial real estate	3,770	50.2%	2,655	42.4%
Residential real estate	588	7.8%	573	9.2%
Commercial and industrial	2,244	30.0%	2,142	34.2%
Consumer	107	1.4%	27	0.4%
Total allowance for loan losses	$7,508	100.0%	$6,260	100.0%

The following table represents specific allocation for impaired loans by class as of September 30, 2013 and December 31, 2012:

	As of September 30, 2013			As of December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
	(in thousands)
With no related allowance:
Construction and development	$2,194	$1,786	$—	$2,000	$2,000	$—
Commercial real estate	1,819	691	—	5,251	5,251	—
Residential real estate	1,799	1,677	—	864	864	—
Commercial and industrial	624	519	—	1,404	1,404	—
Consumer	103	97	—	5	5	—
Total with no related allowance	6,539	4,770	—	9,524	9,524	—
With an allowance recorded:
Construction and development	275	273	3	545	409	61
Commercial real estate	9,877	9,538	677	5,014	5,014	345
Residential real estate	1,254	1,119	269	1,898	1,691	296
Commercial and industrial	2,881	2,867	683	2,179	1,930	1,433
Consumer	180	137	98	19	19	19
Total with an allowance recorded	14,467	13,934	1,730	9,655	9,063	2,154
Total impaired loans	$21,006	$18,704	$1,730	$19,179	$18,587	$2,154
8. OTHER REAL ESTATE OWNED
As of September 30, 2013, WashingtonFirst had $2.2 million classified as other real estate owned (“OREO”) on the balance sheet, compared to $1.6 million as of September 30, 2012. During the three months ended September 30, 2013, WashingtonFirst did not sell any OREO properties. During the nine months ended September 30, 2013, WashingtonFirst sold five OREO properties collecting cash proceeds of $2.1 million, realizing gains of $0.2 million. In addition, during the three and nine months ended September 30, 2013 WashingtonFirst acquired two properties with a fair value of $0.2 million and 3 properties with a fair value of $1.2 million, respectively, that were classified as OREO. There were no new properties sold in the three or nine months ended September 30, 2012. During the three and nine months ended September 30, 2012, WashingtonFirst acquired 2 properties with a fair value of $1.2 million that were classified as OREO.

The table below reflects changes in OREO for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(in thousands)
Balance at beginning of period	$2,068	$615	$3,294	$615
Properties acquired at foreclosure	180	1,161	1,190	1,161
Sales of foreclosed properties	—	—	(1,838)	—
Valuation adjustments	(27)	(166)	(425)	(166)
Balance at end of period	$2,221	$1,610	$2,221	$1,610
The table below reflects expenses applicable to OREO for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(in thousands)
Valuation adjustments	$27	$166	$425	$166
Operating expenses, net of rental income	21	44	60	82
Total OREO expense	$48	$210	$485	$248
9. INTANGIBLE ASSETS
Intangible assets includes goodwill and core deposit intangibles. Goodwill is tested for impairment annually or more frequently if events or circumstances indicate a possible impairment. Core deposit intangibles arise when a bank has a stable deposit base comprised of funds associated with long-term customer relationships. The intangible asset value derives from customer relationships that provide a low-cost source of funding. In the acquisition of Alliance in December 2012, the Company recorded $0.4 million of core deposit intangibles, which is being amortized over a five year period. The Company performs annual impairment tests on goodwill in the fourth quarter of each year using the fair value approach.
The balances of goodwill and core deposit intangibles are presented below as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(in thousands)
Goodwill	$3,601	$3,601
Core deposit intangible	363	428
Total intangibles	$3,964	$4,029
10. DEPOSITS
The following table sets forth the composition of deposits as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(in thousands)
Demand deposit accounts	$259,640	$294,439
NOW accounts	97,604	99,043
Money market accounts	169,375	103,497
Savings accounts	111,787	93,422
Time deposits under $100,000	157,697	230,773
Time deposits $100,000 and over	162,295	151,486
Total deposits	$958,398	$972,660

The scheduled maturities of time deposits are as follows as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(in thousands)
Within 1 Year	$201,014	$232,084
1 - 2 years	58,214	78,823
2 - 3 years	40,348	49,916
3 - 4 years	7,783	16,461
4 - 5 years	12,633	4,975
Total	$319,992	$382,259
Time deposits include Certificate of Deposit Account Registry Service (“CDARS”) balances and brokered deposits. The Bank had $33.2 million and $28.4 million in CDARS deposits as of September 30, 2013 and December 31, 2012, respectively. Brokered deposits were $39.9 million and $100.5 million as of September 30, 2013 and December 31, 2012, respectively.
11. OTHER BORROWINGS
Other borrowings consist of $12.5 million and $14.4 million of customer repurchase agreements as of September 30, 2013 and December 31, 2012, respectively. Customer repurchase agreements are standard commercial banking transactions that involve a Bank customer instead of a wholesale bank or broker.
12. FEDERAL HOME LOAN BANK ADVANCES
As a member of the FHLB, the Bank has access to numerous borrowing programs with total credit availability established at 20 percent of total quarter-end assets. FHLB advances are fully collateralized by pledges of certain qualifying real estate secured loans (see Note 4 - Cash and Cash Equivalents). As of September 30, 2013, the Bank had pledged a total of $299.8 million in qualifying home equity lines of credit, commercial real estate loans, multifamily real estate loans, and residential real estate secured loans as security for FHLB advances. As of September 30, 2013, the Bank had $198.4 million in remaining credit available with the FHLB.
The following table sets forth the composition of FHLB advances as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(dollars in thousands)
As of period ended:
FHLB advances	$30,100	$40,813
Weighted average outstanding interest rate	1.82%	2.26%
The following table sets forth the composition of FHLB advances during the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(dollars in thousands)
Averages for the period:
FHLB advances	$30,180	$35,950	$34,385	$31,373
Average interest rate paid during the period	1.84%	1.82%	2.04%	2.45%
Maximum month-end balance outstanding	$30,181	$44,267	$40,689	$67,850
The following table sets forth the contractual maturities of FHLB advances as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(in thousands)
Within one year	$1,500	$11,850
In 2021	28,600	28,963
Total FHLB advances	$30,100	$40,813

13. LONG-TERM BORROWINGS
Long-term borrowings consist of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(in thousands)
Subordinated debt	$2,239	$2,214
Trust preferred capital notes	7,572	7,468
Long-term borrowings	$9,811	$9,682
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
On June 30, 2003, Alliance invested $0.3 million as common equity into a wholly-owned Delaware statutory business trust (the “Trust”). Simultaneously, the Trust privately issued $10.0 million face amount of thirty-year floating rate trust preferred capital securities (the “Trust Preferred Capital Notes”) in a pooled trust preferred capital securities offering. The Trust used the offering proceeds, plus the equity, to purchase $10.3 million principal amount of Alliances’ floating rate junior subordinated debentures due 2033 (the “Subordinated Debentures”). Both the Trust Preferred Capital Notes and the Subordinated Debentures are callable at any time, without penalty. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15 percent subject to quarterly interest rate adjustments. The interest rates as of September 30, 2013 and December 31, 2012 were 3.40 percent and 3.54 percent, respectively.
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
Under current regulatory guidelines, the Trust Preferred Capital Notes may constitute no more than 25 percent of total Tier 1 Capital. Any amount not eligible to be counted as Tier 1 Capital is considered to be Tier 2 Capital. As of September 30, 2013, the entire amount of Trust Preferred Capital Notes was considered Tier 1 Capital.
14. SHAREHOLDERS’ EQUITY

In August 2011, WashingtonFirst elected to participate in the Small Business Lending Fund, or “SBLF,” and issued 17,796 shares of its Series D Preferred Stock to the United States Treasury for $17.8 million. Under the terms of the SBLF transaction, during the first ten quarters in which the Series D Preferred Stock is outstanding, the preferred shares earn dividends at a rate that can fluctuate on a quarterly basis, based upon changes in the amount of qualified small business lending, or “QSBL,” as defined in the Supplemental Reports related to the SBLF transaction, from a “baseline” level or “QSBL Baseline.” For each dividend period since the SBLF transaction, WashingtonFirst has paid dividends at the rate of 1% based on the level of its QSBL in each applicable quarter.
For the eleventh dividend period through 4.5 years after the closing of the SBLF transaction, the annual dividend rate becomes fixed at between 1% and 5%, based upon the percentage increase in QSBL from the QSBL Baseline to the level as of the end of the ninth dividend period (i.e., as of September 30, 2013). WashingtonFirst Bank’s QSBL as of September 30, 2013 had increased sufficiently as compared with the QSBL Baseline that for the eleventh dividend period (ending March 31, 2014) through 4.5 years after the closing of the SBLF transaction, WashingtonFirst will pay dividends on the Series D Preferred Stock at the fixed rate of 1%.
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
On October 21, 2013, the Board of Directors declared a cash dividend of $0.04 per share payable on January 2, 2014, to stockholders of record on December 13, 2013. The dividend payout of approximately $300,000, on 7.6 million shares of voting and non-voting common stock, represents what the Company expects to be the first of regular quarterly cash dividends. Although the Company expects to declare and pay quarterly dividends in the future, any such dividend would be at the discretion of the Board of Directors of the Company and would be subject to various federal and state regulatory limitations.
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
The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Bank had $158.0 million in outstanding commitments to extend credit as of September 30, 2013.
Litigation
In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying financial statements. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial condition of the Company.
Other Contractual Arrangements

The Bank is party to a contract dated October 7, 2010 with Fiserv, for core data processing and item processing services integral to the operations of the Bank. Under the terms of the agreement, the Bank may cancel the agreement subject to a substantial cancellation penalty based on the current monthly billing and remaining term of the contract. The initial term of services provided shall end seven years following the date services are first used. Services were first provided beginning May 16, 2011 and will expire on May 15, 2018. The Bank expects to pay Fiserv approximately $4.5 million over the remaining life of the contract.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, in each case as those terms are defined in the regulations. Management believes the Company satisfied all capital adequacy requirements to which it was subject as of September 30, 2013.
As of September 30, 2013, the Company was “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios, as set forth in the table below.
The Company’s actual capital amounts and ratios and regulatory requirements are presented in the following table as of September 30, 2013 and December 31, 2012:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of September 30, 2013:
Total risk-based capital ratio	$121,761	13.80%	$70,586	>8.0%	$88,233	>10.0%
Tier 1 risk-based capital ratio	111,753	12.67%	35,281	>4.0%	52,922	>6.0%
Tier 1 leverage ratio	111,753	10.52%	42,492	>4.0%	53,115	>5.0%

As of December 31, 2012:
Total risk-based capital ratio	$113,752	13.77%	$66,087	>8.0%	$82,609	>10.0%
Tier 1 risk-based capital ratio	104,992	12.71%	33,042	>4.0%	49,563	>6.0%
Tier 1 leverage ratio	104,992	9.97%	42,123	>4.0%	52,654	>5.0%

17. EARNINGS PER SHARE
The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock has no effect on income available to common shareholders. The following table presents the basic and dilutive earnings per share for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(dollars in thousands, except for per share amounts)
Net income	$2,140	$383	$5,143	$1,516
Less: SBLF dividends	(44)	(44)	(133)	(133)
Net income available to common shareholders	$2,096	$339	$5,010	$1,383

Weighted average number of shares outstanding (1)	7,643,852	3,081,702	7,611,958	3,069,060
Effect of dilutive securities:
Restricted stock, stock options and warrants (1)	53,120	54,427	52,948	56,819
Dilutive weighted average number of shares outstanding (1)	7,696,972	3,136,129	7,664,906	3,125,879

Basic earnings per share (1)	$0.27	$0.11	$0.66	$0.45
Diluted earnings per share (1)	$0.27	$0.11	$0.65	$0.44
(1) Retroactively adjusted to reflect the effect of all stock dividends.
18. OTHER EXPENSES
The following table provides details of the other expenses reflected in the consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(in thousands)
Other real estate owned expenses	$48	$210	$485	$248
Business and franchise tax	183	56	486	119
Advertising and promotional expenses	102	96	393	253
FDIC premiums	190	101	611	423
Postage, printing and supplies	30	35	125	113
Directors' fees	52	61	165	130
Insurance	35	17	80	51
Merger expenses	—	724	6	1,202
Other	196	87	648	264
Other expenses	$836	$1,387	$2,999	$2,803

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
For a significant portion of WashingtonFirst’s investment portfolio, including most asset-backed securities, corporate debt securities, senior agency debt securities, and Government/GSE guaranteed mortgage-backed securities, fair value is determined using a reputable and nationally recognized third party pricing service. The prices obtained are non-binding and generally representative of recent market trades. WashingtonFirst corroborates its primary valuation source by obtaining a secondary price from another independent third party pricing service. WashingtonFirst classifies these fair value measurements as level 2.
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
Net transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period. There were no transfers within the fair value hierarchy for fair value measurements of WashingtonFirst’s investment securities during the first three quarters of 2013 or 2012.
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
Fair Value Classification and Transfers
As of September 30, 2013, WashingtonFirst’s assets and liabilities recorded at fair value included financial instruments valued at $21.0 million, the fair values of which were estimated by management in the absence of readily determinable fair values (i.e., level 3). These financial instruments measured as level 3 represented 1.9 percent of total assets and 15.0 percent of financial instruments measured at fair value as of September 30, 2013. As of December 31, 2012, WashingtonFirst’s assets and liabilities recorded at fair value included financial instruments valued at $22.0 million whose fair values were estimated by management in the absence of readily determinable fair values. These financial instruments measured as level 3 represented 1.9 percent of total assets and 14.1 percent of financial instruments measured at fair value as of December 31, 2012.

The following tables present information about WashingtonFirst’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2013 and December 31, 2012, respectively, and indicates the fair value hierarchy of the valuation techniques used by WashingtonFirst to determine such fair value:

Assets Measured at Fair Value as of September 30, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
U.S. Government agencies	$—	$24,564	$—	$24,564
Mortgage-backed securities	—	33,483	—	33,483
Collateralized mortgage obligations	—	41,824	—	41,824
Municipal securities	—	18,973	—	18,973
Asset-backed debt securities	—	—	56	56
Total recurring assets at fair value	$—	$118,844	$56	$118,900

Nonrecurring:
Assets:
Impaired loans (1)	$—	$—	$18,704	$18,704
Other real estate owned (2)	—	—	2,221	2,221
Total nonrecurring assets at fair value	$—	$—	$20,925	$20,925

Assets Measured at Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
U.S. Treasuries	$5,000	$—	$—	$5,000
U.S. Government agencies	—	26,570	—	26,570
Mortgage-backed securities	—	25,959	—	25,959
Collateralized mortgage obligations	—	56,259	—	56,259
Municipal securities	—	20,704	—	20,704
Asset-backed debt securities	—	—	106	106
Total recurring assets at fair value	$5,000	$129,492	$106	$134,598

Nonrecurring:
Assets:
Impaired loans (1)	$—	$—	$18,587	$18,587
Other real estate owned (2)	—	—	3,294	3,294
Total nonrecurring assets at fair value	$—	$—	$21,881	$21,881

(1)	Includes loans that have been measured for impairment at the fair value of the loans’ collateral.

(2)	Other real estate owned is transferred from loans to OREO at the lower of cost or market.

The following table presents additional information about assets and liabilities measured at fair value on a recurring and nonrecurring basis for which WashingtonFirst has used significant level 3 inputs to determine fair value. Net transfers in and/or out of level 3 are based on the fair values of the assets and liabilities as of the beginning of the reporting period.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(in thousands)
Balance at beginning of period	$55	$68	$106	$68
Unrealized gains/(losses)	1	—	(50)	—
Balance at end of period	$56	$68	$56	$68
Fair Value of Financial Instruments
The following table sets forth the estimated fair values and carrying values for financial assets, liabilities and commitments as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Cash and cash equivalents	$154,269	$154,269	$224,207	$224,207
Investment securities	118,900	118,900	134,598	134,598
Other equity securities	2,925	2,925	3,623	3,623
Loans, net	807,408	804,416	747,095	752,567
Bank-owned life insurance	10,196	10,196	5,010	5,010
Time deposits	319,992	321,851	382,259	384,263
Other borrowings	12,533	12,533	14,428	14,428
FHLB advances	30,100	30,188	40,813	40,951
Long-term borrowings	9,811	9,811	9,682	9,682
Off balance sheet items	158,039	158,039	118,539	118,539
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
Overview
WashingtonFirst generates the majority of its revenues from interest income on loans, service charges on customer accounts and income from investment securities. Revenues are partially offset by interest expense paid on deposits and other borrowings and non-interest expenses such as compensation and employee benefits, other operating costs and occupancy expenses. Net interest income is the difference between interest income on earning assets such as loans and securities and interest expense on liabilities such as the deposits and borrowings used to fund those assets. Net interest income is the Company’s largest source of revenue. Net interest income for the three and nine months ended September 30, 2013 was $9.8 million and $29.5 million, respectively, compared to $5.7 million and $16.5 million for the three and nine months ended September 30, 2012, respectively. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities also impact net interest income and margin. The Company has recognized increased net interest income primarily due to the increase in the volume of interest-earning assets resulting from the Alliance acquisition.
Net income available to common shareholders was $2.1 million and $5.0 million for the three and nine months ended September 30, 2013, compared to $0.3 million and $1.4 million for the same periods in 2012. Diluted earnings per share were $0.27 per common share and $0.65 per common share for the three and nine months ended September 30, 2013, compared to $0.11 per common share and $0.44 per common share for the same periods in 2012. The increase in net income available to common shareholders in 2013 compared to the same periods in 2012 is primarily the result of the acquisition of Alliance in December 2012. In addition to the increased revenues earned as a result of the larger loan portfolio, increased costs were incurred in the third quarter 2013 compared to third quarter 2012. Compensation and employee benefit expenses for the nine months ended September 30, 2013 increased by $3.9 million compared to same period in 2012 primarily due to an increase in the number of employees resulting from the addition of five branches in the acquisition of Alliance. Premises and equipment expenses increased by $2.1 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 as a result of the increase in number of branches. The Company’s other operating expenses also increased for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, primarily as a result on the increased size of operations.
As of September 30, 2013 and December 31, 2012, total assets were $1.1 billion. Total loans increased $60.3 million from December 31, 2012 to September 30, 2013. Tier 1 capital increased by $6.8 million to $111.8 million as of September 30, 2013, compared to $105.0 million as of December 31, 2012.
As of September 30, 2013, WashingtonFirst had $21.0 million in nonperforming assets, a decrease of $1.1 million from December 31, 2012. The Company had an increase in the allowance of loan losses during the nine months ended September 30, 2013, resulting in a $7.5 million allowance for loan losses as of September 30, 2013, compared to $6.3 million as of December 31, 2012.
A further discussion of WashingtonFirst’s financial condition and results of operations is contained in the following sections.

Critical Accounting Policies and Estimates
The preparation of WashingtonFirst’s consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. Actual results could differ from those estimates. The critical accounting policies that are both important to the portrayal of WashingtonFirst’s financial condition and results of operations and require complex, subjective judgments are the accounting policies for: (1) the allowance for losses; (2) purchase accounting; (3) goodwill and other intangible asset impairment; (4) accounting for income taxes; and (5) fair value measurements.
For a discussion of these critical accounting policies and the related use of estimates and assumptions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in WashingtonFirst’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 22, 2013.
Results of Operations
WashingtonFirst’s net income available to common shareholders for third quarter 2013 was $2.1 million or $0.27 per diluted common share, compared to $0.3 million or $0.11 per diluted common share for third quarter 2012. For the nine months ended September 30, 2013, WashingtonFirst’s net income available to common shareholders was $5.0 million or $0.65 per diluted common share, compared to $1.4 million or $0.44 per diluted common share for the nine months ended September 30, 2012. Basic net income per common share for the three and nine months ended September 30, 2013 was $0.27 and $0.66 per common share, respectively, compared to $0.11 and $0.45 per common share for the three and nine months ended September 30, 2012, respectively. The increase in net income during the three and nine months ended September 30, 2013, as compared to the same periods in 2012, is primarily the result of the increased size of the loan portfolio and operations of the Company due to the Alliance acquisition in December 2012. The following sections provide more detail regarding specific components of WashingtonFirst’s results of operations.
Selected Performance Ratios

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(dollars in thousands)
Average total assets	$1,066,239	$562,000	$1,055,508	$552,914
Average shareholders' equity	105,385	54,456	104,769	54,565
Net income	2,140	383	5,143	1,516
Return on average assets (1)	0.80%	0.27%	0.65%	0.37%
Return on average shareholders' equity (1)	8.06%	2.79%	6.56%	3.70%
Return on average common equity (1)	9.49%	3.67%	7.70%	5.01%
Average shareholders' equity to average total assets	9.88%	9.69%	9.93%	9.87%
Efficiency ratio	60.22%	80.66%	64.60%	71.09%
(1) Annualized.
Net Interest Income.
Net interest income for the three and nine months ended September 30, 2013 was $9.8 million and $29.5 million, respectively, compared to $5.7 million and $16.5 million for the same periods in 2012, respectively. The overall net interest margin was 3.73 percent and 3.80 percent for the three and nine months ended September 30, 2013, respectively, compared to 4.05 percent and 3.99 percent for the three and nine months ended September 30, 2012, respectively. The decrease in interest spread and net interest margin is primarily the result of a lower yield on the loan portfolio in the third quarter 2013, resulting from the early payoff of certain loans that had positive purchase accounting marks associated with them. These purchase accounting marks were being recognized over the life of the loans into interest income and, due to the early payoff, these amounts were fully recognized in the third quarter 2013, thus decreasing the yield on the loan portfolio.
The following tables provide information regarding interest-earning assets and funding for the three and nine months ended September 30, 2013 and 2012. The balance of non-accruing loans is included in the average balance of loans presented, though the related income is accounted for on a cash basis. Therefore, as the balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly. The lower average rate on interest-bearing demand deposits, money market deposit accounts and savings accounts is consistent with general trends in average short-term rates during the periods presented. The downward trend in the average rate on time deposits reflects the maturity of older time deposits and the issuance of new time deposits at lower market rates.

Average Balances, Interest Income and Expense and Average Yield and Rates

	For the Three Months Ended
	September 30, 2013			September 30, 2012
	Average Balance	Income/ Expense	Yield/ Rate (6)	Average Balance	Income/ Expense	Yield/ Rate (6)
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (1)	$787,849	$10,669	5.30%	$451,421	$6,609	5.73%
Interest-bearing balances	9,717	13	0.53%	6,738	8	0.47%
Investment securities (2)	118,565	557	1.84%	62,922	323	2.01%
Federal funds sold	113,464	76	0.27%	30,475	9	0.12%
Total interest earning assets	1,029,595	11,315	4.30%	551,556	6,949	4.93%
Non-interest earning assets:
Cash and due from banks	3,724			2,480
Premises and equipment	3,590			2,833
Other real estate owned (OREO)	2,122			1,111
Other assets	33,756			9,951
Less: allowance for loan losses	(6,548)			(5,931)
Total non-interest earning assets	36,644			10,444
Total Assets	$1,066,239			$562,000

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$90,823	$39	0.17%	$18,620	$11	0.23%
Money market deposit accounts	131,399	158	0.48%	58,186	80	0.55%
Savings accounts	110,573	208	0.75%	75,243	175	0.92%
Time deposits	341,603	760	0.88%	214,326	729	1.35%
Total interest-bearing deposits	674,398	1,165	0.69%	366,375	995	1.08%
FHLB advances	30,180	142	1.84%	35,950	167	1.82%
Other borrowings and long-term borrowings	23,369	184	3.08%	2,207	60	10.64%
Total interest-bearing liabilities	727,947	1,491	0.81%	404,532	1,222	1.20%
Non-interest-bearing liabilities:
Demand deposits	227,831			101,191
Other liabilities	5,076			1,821
Total non-interest-bearing liabilities	232,907			103,012
Total Liabilities	960,854			507,544
Shareholders’ Equity	105,385			54,456
Total Liabilities and Shareholders’ Equity	$1,066,239			$562,000

Interest Spread (3)			3.49%			3.73%
Net Interest Margin (4)(5)		$9,824	3.73%		$5,727	4.05%

(1)	Loans placed on non-accrual status are included in loan balances.

(2)	Includes available-for-sale investment securities and other equity securities.

(3)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(4)	Interest income and yield are presented on a fully taxable equivalent basis.

(5)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

(6)	Annualized income/expense is used for the yield/rate.

	For the Nine Months Ended
	September 30, 2013			September 30, 2012
	Average Balance	Income/ Expense	Yield/ Rate (6)	Average Balance	Income/ Expense	Yield/ Rate (6)
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (1)	$772,061	$32,281	5.51%	$434,364	$19,112	5.78%
Interest-bearing balances	9,919	41	0.55%	9,195	37	0.54%
Investment securities (2)	122,292	1,593	1.72%	63,177	1,012	2.10%
Federal funds sold	117,491	209	0.24%	36,293	60	0.22%
Total interest earning assets	1,021,763	34,124	4.40%	543,029	20,221	4.89%
Non-interest earning assets:
Cash and due from banks	4,228			2,403
Premises and equipment	3,479			2,765
Other real estate owned (OREO)	2,474			376
Other assets	30,003			10,040
Less: allowance for loan losses	(6,439)			(5,699)
Total non-interest earning assets	33,745			9,885
Total Assets	$1,055,508			$552,914

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$88,675	$128	0.19%	$18,677	$40	0.29%
Money market deposit accounts	118,443	450	0.51%	54,161	267	0.66%
Savings accounts	103,230	582	0.75%	76,456	535	0.93%
Time deposits	353,851	2,451	0.93%	207,223	2,176	1.40%
Total interest-bearing deposits	664,199	3,611	0.73%	356,517	3,018	1.13%
FHLB advances	34,385	531	2.04%	31,373	586	2.45%
Other borrowings and long-term borrowings	25,019	513	2.70%	859	70	10.71%
Total interest-bearing liabilities	723,603	4,655	0.86%	388,749	3,674	1.26%
Non-interest-bearing liabilities:
Demand deposits	221,308			107,624
Other liabilities	5,828			1,976
Total non-interest-bearing liabilities	227,136			109,600
Total Liabilities	950,739			498,349
Shareholders’ Equity	104,769			54,565
Total Liabilities and Shareholders’ Equity	$1,055,508			$552,914

Interest Spread (3)			3.54%			3.63%
Net Interest Margin (4)(5)		$29,469	3.80%		$16,547	3.99%

(1)	Loans placed on non-accrual status are included in loan balances.

(2)	Includes available-for-sale investment securities and other equity securities.

(3)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(4)	Interest income and yield are presented on a fully taxable equivalent basis.

(5)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

(6)	Annualized income/expense is used for the yield/rate.

The following tables set forth information regarding the changes in the components of WashingtonFirst’s net interest income for the periods indicated. For each category, information is provided for changes attributable to changes in volume (change in volume multiplied by old rate) and changes in rate (change in rate multiplied by old volume). Combined rate/volume variances, the third element of the calculation, are allocated based on their relative size. The decreases in income due to changes in rate reflect the reset of variable rate investments, variable rate deposit accounts and adjustable rate mortgages to lower rates and the acquisition of new lower yielding investments and loans, as described above. The decreases in expense reflect the decreased cost of funding due to lower interest rates available in the debt markets. The increases due to changes in volume reflect the increase in on-balance sheet assets during the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012.

	For the Three Months Ended September 30, 2013
	Compared to Same Period 2012
	(Decrease)/Increase Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Loans	$(3,155)	$7,215	$4,060
Interest-bearing balances	1	4	5
Investment securities	(175)	409	234
Federal funds sold	21	46	67
Total income from interest-earning assets	(3,308)	7,674	4,366
Expense from interest-bearing liabilities:
Interest-bearing deposits	(1,948)	2,118	170
FHLB Advances	12	(37)	(25)
Borrowed funds	(302)	426	124
Total expense from interest-bearing liabilities	(2,238)	2,507	269
Increase in net interest income	$(1,070)	$5,167	$4,097

	For the Nine Months Ended September 30, 2013
	Compared to Same Period 2012
	(Decrease)/Increase Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Loans	$(1,466)	$14,635	$13,169
Interest-bearing balances	1	3	4
Investment securities	(308)	889	581
Federal funds sold	5	144	149
Total income from interest-earning assets	(1,768)	15,671	13,903
Expense from interest-bearing liabilities:
Interest-bearing deposits	(1,850)	2,443	593
FHLB Advances	(129)	74	(55)
Borrowed funds	(123)	566	443
Total expense from interest-bearing liabilities	(2,102)	3,083	981
Increase in net interest income	$334	$12,588	$12,922
Interest Earning Assets
Average loan balances were $772.1 million for the nine months ended September 30, 2013 compared to $434.4 million for the same period in 2012. Loans grew primarily due to the Alliance acquisition in December 2012. The related interest income from loans was $32.3 million for the nine months ended September 30, 2013 resulting in an average yield of 5.51 percent, compared to $19.1 million for the nine months ended September 30, 2012, resulting in an average yield of 5.78 percent. The decrease in average yield on loans reflects a declining interest rate environment during most of the period and the effects of purchase accounting marks being fully recognized on loans paid off early during the third quarter of 2013. Interest rates are established for classes of loans that include variable rates based on the prime rate as reported by The Wall Street Journal or other identifiable bases while others carry fixed rates with terms as long as 15 years. Most variable rate originations include minimum initial rates and/or floors.
Investment securities averaged $122.3 million for the nine months ended September 30, 2013, compared to $63.2 million for the same period in 2012. The increase in the average investment securities for the first nine months of 2013 compared to the first first nine months of 2012 was primarily a result of the Alliance acquisition in December 2012. Interest income generated on these investment securities for the nine months ended September 30, 2013 totaled $1.6 million, or a 1.72 percent yield, compared to $1.0 million or a 2.10 percent yield for the nine months ended September 30, 2012.
Short-term investments in federal funds sold averaged $117.5 million for the nine months ended September 30, 2013, compared to $36.3 million for the same period in 2012. The increase in average short-term investments in the first nine months of 2013 compared to the first nine months of 2012 is primarily a result of the Alliance acquisition in December 2012. Interest income generated on these assets for the nine months ended September 30, 2013 totaled $0.2 million, or a 0.24 percent yield, compared to $60,000 or a 0.22 percent yield for the nine months ended September 30, 2012.
Interest Bearing Liabilities
Average interest-bearing deposits were $664.2 million for the nine months ended September 30, 2013 compared to $356.5 million for the same period in 2012. The increase in the average interest-bearing deposits in the first nine months of 2013 compared to the first nine months of 2012 was primarily a result of the Alliance acquisition in December 2012. The related interest expense from interest-bearing deposits was $3.6 million for the nine months ended September 30, 2013, compared to $3.0 million for the nine months ended September 30, 2012. The average rate on these deposits was 0.73 percent during the nine months ended September 30, 2013, compared to 1.13 percent for the same period in 2012. The lower interest rate environment allowed for competitive repricing of interest bearing accounts and the Alliance acquisition.
FHLB advances averaged $34.4 million for the nine months ended September 30, 2013, compared to $31.4 million for the same period in 2012. Interest expense incurred on these borrowing for the nine months ended September 30, 2013 totaled $0.5 million, or a 2.04 percent rate, compared to $0.6 million or a 2.45 percent rate for the nine months ended September 30, 2012.
Provision for Loan Losses. During the three months ended September 30, 2013 and 2012, WashingtonFirst recorded provisions to its allowance for loan losses of $1.8 million and $0.5 million, respectively. During the nine months ended September 30, 2013 and 2012, WashingtonFirst recorded provisions to its allowance for loan losses of $3.9 million and $2.6 million, respectively.
Service Charges on Deposit Accounts. During both the three months ended September 30, 2013 and 2012, service charges on deposit accounts were $0.1 million. During both the nine months ended September 30, 2013 and 2012, service charges on deposit accounts were $0.4 million.
Gain on Sale of Loans. During the three and nine months ended September 30, 2013, WashingtonFirst realized a gain on the sale of loans of $0.8 million as a result of selling a portfolio of loans acquired in the Alliance merger. No loans were sold in 2012.
Other Operating Income. During the three and nine months ended September 30, 2013, WashingtonFirst recorded $0.6 million and $1.4 million, respectively, of other operating income compared to $0.1 million and $0.6 million, respectively, for the same periods in 2012. This increase is primarily the result of earning on Bank owned life insurance, gains on sale of OREO properties and overall increased size of the Bank resulting in greater transaction fee income.
Gain on Sale of Available-for-Sale Investment Securities. During both the three months ended September 30, 2013 and 2012, WashingtonFirst did not have any securities sold or called resulting in any realized gains or losses. During the nine months ended September 30, 2013, WashingtonFirst realized $16,000 of losses on the call of available-for-sale investments, compared to immaterial amounts for the same periods in 2012.
Compensation and Employee Benefits. Compensation and employee benefits were $3.4 million and $10.1 million for the three and nine months ended September 30, 2013, respectively, compared to $2.3 million and $6.2 million, respectively, for the same periods in 2012. The increase in compensation and employee benefits in 2013 compared to 2012 is primarily the result of increased headcount, as the number of Company employees nearly doubled in size after the acquisition of Alliance in December 2012.
Premises and Equipment. Premises and equipment expenses were $1.4 million and $4.2 million for the three and nine months ended September 30, 2013, respectively, compared to $0.7 million and $2.0 million, respectively, for the same periods in 2012. The increase was primarily due to the increase in rent expense associated with the addition of five branch locations with the acquisition of Alliance in December 2012 and the expansion of the corporate office lease in the third quarter 2013.
Data Processing. Data processing expenses were $0.8 million and $2.4 million for the three and nine months ended September 30, 2013, respectively, compared to $0.4 million and $1.1 million, respectively, for the same periods in 2012. The increase was primarily due to the increased size of the Company after the Alliance acquisition and nonrecurring one time conversion expenses related to the acquisition.
Professional Fees. Professional fees, which includes legal, accounting and other professional services, were $0.4 million and $1.1 million for the three and nine months ended September 30, 2013, compared to $0.1 million and $0.3 million, respectively, for the same periods in 2012. The increase in professional fees is primarily due to the substantial increase in size of the Company, and becoming a public company, resulting from the acquisition of Alliance in December 2012.
Other Operating Expenses. Other operating expenses were $0.8 million and $3.0 million for the three and nine months ended September 30, 2013, respectively, compared to $1.4 million and $2.8 million, respectively for the same periods in 2012. The $0.6 million decrease for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 is primarily related to $0.7 million of merger expenses that were incurred in the three months ended September 30, 2012, while not merger expenses were incurred in the three months ended September 30, 2013. See Note 18 - Other Expenses for further details.
Financial Condition
Total assets were $1.1 billion as of September 30, 2013 and December 31, 2012. As of September 30, 2013, WashingtonFirst had $154.3 million of cash and cash equivalents, compared to $224.2 million as of December 31, 2012. As of September 30, 2013, WashingtonFirst had $807.4 million of loans, net of allowance for loan losses, compared to $747.1 million as December 31, 2012. As of September 30, 2013, WashingtonFirst had $118.9 million of investments, compared to $134.6 million as December 31, 2012.
Total liabilities remained at $1.0 billion as of September 30, 2013 and December 31, 2012. As of September 30, 2013 and December 31, 2012, total deposits were $1.0 billion.
As of September 30, 2013, WashingtonFirst had total equity of $106.2 million, compared to $101.5 million as of December 31, 2012. The increase in total equity during the first nine months of 2013 is primarily the result of current earnings and the exercise of certain warrants.
Loan Portfolio
In its lending activities, WashingtonFirst seeks to develop relationships with clients whose business and individual banking needs will grow with WashingtonFirst. WashingtonFirst has made significant efforts to be responsive to the lending needs in the markets served, while maintaining sound asset quality and credit practices. WashingtonFirst extends credit to construction and development, residential real estate, commercial real estate, commercial and industrial and consumer borrowers in the normal course of business. The loan portfolio totaled $814.9 million as of September 30, 2013, an increase of $61.5 million from the December 31, 2012 balance of $753.4 million.
The following table summarizes the composition of the loan portfolio by dollar amount and each segment as a percentage of the total loan portfolio as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Construction and development	$93,819	11.5%	$91,586	12.2%
Commercial real estate	500,548	61.5%	408,359	54.2%
Residential real estate	94,108	11.5%	126,394	16.8%
Real estate loans	688,475	84.5%	626,339	83.2%
Commercial and industrial	123,085	15.1%	124,670	16.5%
Consumer	3,356	0.4%	2,346	0.3%
Total loans	$814,916	100.0%	$753,355	100.0%
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
Loans secured by various types of real estate, which includes construction and development loans, commercial real estate loans, and residential real estate loans, constitute the largest portion of total loans. Of that portion, commercial real estate loans represent the largest dollar exposure. Substantially all of these loans are secured by properties in the greater Washington, D.C. metropolitan area with the heaviest concentration in Northern Virginia. Risk is managed through diversification by sub-market, property type, and loan size, and by seeking loans with multiple sources of repayment. The average loan size in this portfolio is $0.5 million as of September 30, 2013.
Construction and development loans represented 11.5 percent and 12.2 percent of the total loan portfolio at September 30, 2013 and December 31, 2012, respectively. New originations in this segment are being underwritten in the context of current market conditions and are particularly focused in sub-markets which the Company believes to be relatively strong as compared to other markets in the region. Legacy loans, particularly in the land and speculative construction portion of this portfolio, have been largely converted to amortizing loans with regular principal and interest payments. WashingtonFirst expects any future reductions in its land and speculative construction exposure to be partially offset by increases in residential construction activities as market conditions improve.
Secured residential real estate loans represented 11.5 percent and 16.8 percent of total loans as of September 30, 2013 and December 31, 2012, respectively. In general, loans in these categories represent loans underwritten by WashingtonFirst or Alliance, to customers who had or established a deposit relationship with the respective bank at the time the loan was originated. WashingtonFirst believes that its underwriting criteria reflect current market conditions.
The contractual maturity ranges of the loans in WashingtonFirst’s loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of September 30, 2013 are summarized in the following table:

	One Year or Less	One to Five Years	Over Five Years	Total
	(in thousands)
Construction and development	$48,370	$44,018	$1,431	$93,819
Commercial real estate	72,957	239,636	187,955	500,548
Residential real estate	7,288	25,942	60,878	94,108
Commercial and industrial	48,157	60,741	14,187	123,085
Consumer	1,635	1,396	325	3,356
Total loans	$178,407	$371,733	$264,776	$814,916

Loans with a predetermined interest rate	$46,930	$222,587	$69,113	$338,630
Loans with a floating or adjustable interest rate	131,477	149,146	195,663	476,286
Total loans	$178,407	$371,733	$264,776	$814,916
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
The table below represents WashingtonFirst’s loan portfolio by risk rating, classification, and loan portfolio segment as of September 30, 2013:

	As of September 30, 2013
Internal risk rating grades	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Risk rating number	1 to 5	6	7	8	9
	(in thousands)
Construction and development	$91,759	$—	$—	$2,060	$—	$93,819
Commercial real estate	468,221	16,111	2,200	14,016	—	500,548
Residential real estate	90,357	1,812	—	1,939	—	94,108
Commercial and industrial	110,758	4,590	3,100	4,525	112	123,085
Consumer	2,966	254	—	136	—	3,356
Balance at end of period	$764,061	$22,767	$5,300	$22,676	$112	$814,916

As part of WashingtonFirst’s credit risk management practices, management regularly monitors the payment performance of its borrowers. A high percentage of all loans require some form of payment on a monthly basis, with a high percentage requiring regular amortization of principal. However, certain home equity lines of credit, commercial and industrial lines of credit, and construction loans generally require only monthly interest payments.
When payments are 90 days or more in arrears or when WashingtonFirst determines that it is no longer prudent to recognize current interest income on a loan, WashingtonFirst classifies the loan as non-accrual. Non-accrual loans decreased from $15.6 million as of December 31, 2012 to $14.8 million as of September 30, 2013. From time to time, a loan may be past due 90 days or more but is in the process of collection and thus warrants remaining on accrual status. WashingtonFirst had no loans as of September 30, 2013 or December 31, 2012 that were past due 90 days or more but were still on accrual status.
The following tables set forth the aging and non-accrual loans by class as of September 30, 2013 and December 31, 2012:

	As of September 30, 2013
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	Total Past Due	Total Loans
	(in thousands)
Construction and development	$91,759	$—	$—	$2,060	$2,060	$93,819
Commercial real estate	484,395	4,453	3,674	8,026	16,153	500,548
Residential real estate	90,230	1,036	1,216	1,626	3,878	94,108
Commercial and industrial	118,056	1,810	244	2,975	5,029	123,085
Consumer	3,220	—	—	136	136	3,356
Balance at end of period	$787,660	$7,299	$5,134	$14,823	$27,256	$814,916

(1) For the purpose of this table, loans 1-29 days past due are included in the balance of current loans

	As of December 31, 2012
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	Total Past Due	Total Loans
	(in thousands)
Construction and development	$86,745	$475	$246	$4,120	$4,841	$91,586
Commercial real estate	397,698	3,630	648	6,383	10,661	408,359
Residential real estate	123,626	678	348	1,742	2,768	126,394
Commercial and industrial	120,685	639	—	3,346	3,985	124,670
Consumer	2,317	—	5	24	29	2,346
Balance at end of period	$731,071	$5,422	$1,247	$15,615	$22,284	$753,355

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
The allowance for loan losses was $7.5 million as of September 30, 2013, or approximately 0.92 percent of loans outstanding, compared to $6.2 million or approximately 1.33 percent of loans outstanding, as of September 30, 2012. WashingtonFirst has allocated $1.7 million as of September 30, 2013 for specific non-performing loans. For the three months ended September 30, 2013, WashingtonFirst recorded $1.8 million in provision for loan losses, $0.2 million in charge-offs and $18,000 in recoveries, compared to $0.5 million in provisions, $0.1 million in charge-offs and $24,000 in recoveries, for the same period in 2012. For the nine months ended September 30, 2012, WashingtonFirst recorded $3.9 million in provisions for loan losses, $2.7 million in charge-offs and $80,000 in recoveries, compared to $2.6 million in provision for loans losses, $1.4 million in charge-off and $46,000 in recoveries for the nine months ended September 30, 2012. The increase in charge-offs in the first nine months of 2013, compared to the first nine months of 2012, was primarily attributable to the charge-off of a commercial loan to a non-profit organization in the amount of $1.0 million that had been previously identified and was fully reserved for as of December 31, 2012.
In connection with the acquisition of Alliance in December 2012, the allowance for loan losses that had been on the books of Alliance was eliminated and Alliance’s loan portfolio, which had a book value of $277.6 million, was recorded on WashingtonFirst’s books at the fair value of $268.3 million. Of the Bank’s $814.9 million in gross loans outstanding as of September 30, 2013, $185.8 million or 22.8 percent were recorded on the books at fair value in connection with the acquisition of Alliance in December 2012 and have an aggregate discount on the books of $5.3 million as of September 30, 2013.
The adjustment required to reconcile from GAAP allowance for loan losses to WashingtonFirst’s non-GAAP adjusted allowance for loan losses and adjusted allowance for loan losses to total loans ratios is the addition of the credit purchase accounting marks on purchased loan in the portfolio. Loans that were acquired under the purchase accounting method are carried at book value with certain accounting marks set up on them at the time of purchase. These accounting marks can be pricing marks or credit marks. Pricing marks account for the difference in current interest rates and the interest rate on the loan being acquired, and may be either positive or negative. Credit marks may only be negative and are similar to an allowance for loans losses based on credit quality. Therefore, in determining the adjusted allowance for loan losses and related ratio, the credit mark component is added to the allowance for loan losses and to the total loans held for investment. Below is a reconciliation of the allowance for loan losses and related ratios to the non-GAAP adjusted allowance for loan losses and related ratios as of September 30, 2013 and December 31, 2012:

Reconciliation of Allowance for Loan Losses to Total Loans to Non-GAAP Adjusted Allowance for Loan Losses to Non-GAAP Total Loans
	September 30, 2013	December 31, 2012
	(dollars in thousands)
GAAP allowance for loan losses	$7,508	$6,260
GAAP loans held for investment, at amortized cost	814,916	753,355

GAAP allowance for loan losses to total loans	0.92%	0.83%

GAAP allowance for loan losses	$7,508	$6,260
Plus: Credit purchase accounting marks	8,012	9,700
Non-GAAP adjusted allowance for loan losses	$15,520	$15,960

GAAP loans held for investment, at amortized cost	$814,916	$753,355
Plus: Credit purchase accounting marks	8,012	9,700
Non-GAAP loans held for investment, at amortized cost	$822,928	$763,055

Non-GAAP adjusted allowance for loan losses to total loans	1.89%	2.09%

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
The following table shows selected credit quality ratios as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Allowance for loan losses to total loans	0.92%	0.83%
Non-GAAP adjusted allowance for loan losses to total loans	1.89%	2.09%
Allowance for loan losses to non-accrual loans	50.65%	40.09%
Allowance for loan losses to non-performing assets	35.78%	28.39%
Non-performing assets to total assets	1.87%	1.92%

The following table represents an analysis of the allowance for loan losses for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(in thousands)
Balance at beginning of period	$5,938	$5,735	$6,260	$4,932
Provision for loan losses	1,800	515	3,875	2,586
Charge-offs:
Construction and development	(28)	(108)	(17)	(508)
Commercial real estate	—	(7)	(265)	(693)
Residential real estate	(220)	—	(681)	—
Commercial and industrial	—	(1)	(1,743)	(200)
Consumer loans	—	—	(1)	(5)
Total charge-offs	(248)	(116)	(2,707)	(1,406)
Recoveries:
Construction and development	—	—	—	—
Commercial real estate	—	17	8	17
Residential real estate	9	2	29	18
Commercial and industrial	1	5	35	11
Consumer	8	—	8	—
Total recoveries	18	24	80	46
Net charge-offs	(230)	(92)	(2,627)	(1,360)
Balance at end of period	$7,508	$6,158	$7,508	$6,158

Allowance for loan losses to total loans	0.92%	1.33%	0.92%	1.33%
Allowance for loan losses to non-accrual loans	50.65%	133.32%	50.65%	133.32%
Allowance for loan losses to non-performing assets	35.78%	64.73%	35.78%	64.73%
Non-performing assets to total assets	1.87%	1.60%	1.87%	1.60%
Net charge-offs to average loans	0.12%	0.08%	0.45%	0.42%
The following table presents the changes in the allowance for losses for the three and nine months ended September 30, 2013 by loan type:

	September 30, 2013
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$727	$3,184	$474	$1,544	$9	$5,938
Provision for losses	100	586	325	699	90	1,800
Charge-offs	(28)	—	(220)	—	—	(248)
Recoveries	—	—	9	1	8	18
Ending Balance	$799	$3,770	$588	$2,244	$107	$7,508

For the Nine Months Ended:
Beginning Balance	$863	$2,655	$573	$2,142	$27	$6,260
(Release of)/provision for losses	(47)	1,372	667	1,810	73	3,875
Charge-offs	(17)	(265)	(681)	(1,743)	(1)	(2,707)
Recoveries	—	8	29	35	8	80
Ending Balance	$799	$3,770	$588	$2,244	$107	$7,508

The following tables present the ending balances of loans and the related allowance for losses by impairment method and loan type as of September 30, 2013:

	As of September 30, 2013
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Ending Balance:
Evaluated collectively for impairment	$91,760	$481,842	$92,169	$115,291	$3,219	$784,281
Evaluated individually for impairment	2,059	18,706	1,939	7,794	137	30,635
	$93,819	$500,548	$94,108	$123,085	$3,356	$814,916

Allowance for Losses:
Evaluated collectively for impairment	$796	$2,663	$316	$838	$9	$4,622
Evaluated individually for impairment	3	1,107	272	1,406	98	2,886
	$799	$3,770	$588	$2,244	$107	$7,508
Non-performing Assets
Impaired Loans (Loans with a Specific Allowance Allocation). As of September 30, 2013, all loans with impairment allocations were in non-accrual status.
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
As of September 30, 2013, there was $14.8 million in loans on non-accrual status compared to $15.6 million as of December 31, 2012. The $14.8 million non-accrual loan balance consists primarily of loans secured by residential and commercial real estate. The specific allowance for impaired loans as of September 30, 2013 was $1.7 million.
Total Non-performing Assets. As of September 30, 2013, WashingtonFirst had $21.0 million of non-performing assets compared to $22.1 million as of December 31, 2012, a decrease of $1.1 million. The ratio of non-performing assets to total assets decreased to 1.87 percent as of September 30, 2013 from 1.92 percent as of December 31, 2012, a 5 basis point decrease. The ratio of non-performing assets to total assets as of December 31, 2012 increased compared to WashingtonFirst’s historical trends due to the acquisition of Alliance in December 2012.
The following table provides information regarding credit quality as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(dollars in thousands)
Non-performing assets:
Non-accrual loans	$14,823	$15,615
Troubled debt restructurings still accruing	3,881	3,036
Asset-backed security	56	106
Other real estate owned	2,221	3,294
Total non-performing assets	$20,981	$22,051

Non-performing assets to total assets	1.87%	1.92%

Other Real Estate Owned (OREO). As of September 30, 2013, WashingtonFirst had $2.2 million classified as OREO on the balance sheet, compared to $1.6 million as of September 30, 2012. The increase in OREO from September 30, 2012 to September 30, 2013, is primarily due to the addition of $2.7 million to the OREO balance on December 21, 2012, as a result of the acquisition of Alliance. During the three months ended September 30, 2013, WashingtonFirst did not sell any OREO properties. During the nine months ended September 30, 2013, WashingtonFirst sold five OREO properties collecting cash proceeds of $2.1 million, realizing gains of $0.2 million. In addition, during the three and nine months ended September 30, 2013 WashingtonFirst acquired two properties with a fair value of $0.2 million and 3 properties with a fair value of $1.2 million, respectively, that were classified as OREO. There were no new properties acquired or sold in the three or nine months ended September 30, 2012.
The table below reflects the OREO activity for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(in thousands)
Balance at beginning of period	$2,068	$615	$3,294	$615
Properties acquired at foreclosure	180	1,161	1,190	1,161
Sales of foreclosed properties	—	—	(1,838)	—
Valuation adjustments	(27)	(166)	(425)	(166)
Balance at end of period	$2,221	$1,610	$2,221	$1,610
Investment Securities - Available-for-sale
WashingtonFirst actively manages its portfolio duration and composition in response to changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are pledged as collateral for certain borrowing transactions, public funds and repurchase agreements. The total fair value of the amount of the investment securities accounted for under available-for-sale accounting was $118.9 million as of September 30, 2013 compared to $134.6 million as of December 31, 2012. This decrease is primarily attributable to the maturity of certain positions during the first nine months of 2013.
On September 30, 2013, the investment portfolio contained callable and non-callable U.S. Government corporation and agency securities, U.S. Government collateralized mortgage obligations (“CMOs”), U.S. Government mortgage backed securities (“MBS”), asset-backed debt securities, and municipal securities.
As of September 30, 2013, U.S. Government corporation and agency securities represented $24.6 million or 20.7 percent of the portfolio, while CMOs and MBS were $75.3 million, or 63.3 percent of the portfolio, and municipal securities were $19.0 million, or 16.0 percent of the portfolio.
The yield on the available-for-sale investment securities portfolio for the three and nine months ended September 30, 2013 was 1.84 percent and 1.72 percent, respectively, compared to 2.01 percent and 2.10 percent for the same periods in 2012. When prepayments on various CMOs and MBS instruments occur at a faster rate than anticipated, premium amortization increases which adversely impacts the portfolio yield.

Other Equity Investments
WashingtonFirst’s securities portfolio contains other equity investments that are required to be held as part of its banking operations. These include stock of the FHLB, Atlantic Central Bankers Bank (“ACBB”) and Community Bankers Bank (“CBB”). The following table summarizes the balances of other equity securities as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(in thousands)
FHLB stock	$2,569	$3,267
ACBB	100	100
CBB	256	256
Total other equity securities	$2,925	$3,623
Deposits
WashingtonFirst seeks deposits within its market area by offering high-quality customer service, using technology to deliver deposit services effectively and paying competitive interest rates. A significant portion of its client base and deposits are directly related to home sales and refinancing activity, including those from title and escrow agency customers.
As of September 30, 2013, the deposit portfolio totaled $958.4 million, comprising of $259.6 million of non-interest bearing deposits and $698.8 million of interest bearing deposits. As of December 31, 2012, the deposit portfolio totaled $972.7 million, which was composed of $294.5 million of non-interest bearing deposits and $678.2 million of interest bearing deposits. The $14.3 million decrease in deposits during the first nine months of 2013 is primarily the result of management’s decision to decrease non-core deposits, including brokered deposits acquired in the December 2012 acquisition of Alliance. The average balance of interest bearing deposits for the three and nine months ended September 30, 2013 was $674.4 million and $664.2 million, respectively, compared to $366.4 million and $356.5 million for the same periods in 2012. This significant increase is also the result of the acquisition of Alliance in December 2012. The average cost on these interest-bearing deposits for the three and nine months ended September 30, 2013 was 0.69 percent and 0.73 percent, respectively, compared to 1.08 percent and 1.13 percent for the same periods in 2012. As interest rates declined over the past year, WashingtonFirst was able to reprice the interest rates on its deposits at lower levels.
Average non-interest bearing demand deposits were $227.8 million and $221.3 million for the three and nine months ended September 30, 2013, respectively, compared to $101.2 million and $107.6 million for the same periods in 2012, reflecting the increase in these deposits resulting from the Alliance acquisition.
Other Borrowings
Other borrowings consists of customer repurchase agreements which are standard commercial bank transactions that involve a WashingtonFirst customer instead of a wholesale bank or broker. These customer repurchase agreements were acquired through the acquisition of Alliance. Alliance offered this product as an accommodation to larger retail and commercial customers and affluent individuals that request safety for their funds beyond the FDIC deposit insurance limits. WashingtonFirst believes this product offers it a stable source of financing at a reasonable market rate of interest and is continuing the program. As of September 30, 2013, WashingtonFirst had $12.5 million of customer repurchase agreements, compared to $14.4 million as of December 31, 2012.
FHLB Advances
The FHLB is a significant source of funding for WashingtonFirst. WashingtonFirst augments its funding portfolio with FHLB advances for both liquidity and interest rate management. As of September 30, 2013 and December 31, 2012, the FHLB advances were $30.1 million and $40.8 million, respectively, with various maturities not exceeding twelve months, with the exception of one advance for $25.0 million that was acquired from Alliance and does not mature until February 2021. The book value as of September 30, 2013 and December 31, 2012 contains a $3.6 million and $4.0 million fair market value adjustment, respectively, associated with the advance acquired from Alliance mentioned above and is being amortized over the life of the advance. Advances are secured by a lien on certain loans and securities of WashingtonFirst Bank that are pledged from time to time. The following table provides information regarding WashingtonFirst’s FHLB advances as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(dollars in thousands)
As of period ended:
FHLB advances	$30,100	$40,813
Weighted average outstanding interest rate	1.82%	2.26%

The following table sets forth the composition of FHLB advances during the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(dollars in thousands)
Averages for the period:
FHLB advances	$30,180	$35,950	$34,385	$31,373
Average interest rate paid during the period	1.84%	1.82%	2.04%	2.45%
Maximum month-end balance outstanding	$30,181	$44,267	$40,689	$67,850
Long-term Borrowings
Long-term borrowings consist of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(in thousands)
Subordinated debt	$2,239	$2,214
Trust preferred capital notes	7,572	7,468
	$9,811	$9,682
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
On June 30, 2003, Alliance invested $0.3 million as common equity into a wholly-owned Delaware statutory business trust (the “Trust”). Simultaneously, the Trust privately issued $10.0 million face amount of thirty-year floating rate trust preferred capital securities (the “Trust Preferred Capital Notes”) in a pooled trust preferred capital securities offering. The Trust used the offering proceeds, plus the equity, to purchase $10.3 million principal amount of Alliances’ floating rate junior subordinated debentures due 2033 (the “Subordinated Debentures”). Both the Trust Preferred Capital Notes and the Subordinated Debentures are callable at any time. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15 percent subject to quarterly interest rate adjustments. The interest rates as of September 30, 2013 and December 31, 2012 were 3.40 percent and 3.54 percent, respectively.
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
All or a portion of the Trust Preferred Capital Notes may be included as Tier 1 Capital in the regulatory computation of capital adequacy. Under current regulatory guidelines, the Trust Preferred Capital Notes may constitute no more than 25 percent of total Tier 1 Capital. Any amount not eligible to be counted as Tier 1 Capital is considered to be Tier 2 Capital. As of September 30, 2012, the entire amount of Trust Preferred Capital Notes was considered Tier 1 Capital.
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
Total shareholders’ equity was $106.2 million as of September 30, 2013 compared to the December 31, 2012 level of $101.5 million. The change in equity is primarily attributable current earnings and stock warrants exercised in the first nine months of 2013.

The following table shows WashingtonFirst Bank’s capital categories, capital ratios and the minimum capital ratios currently required by bank regulators as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(in thousands)
Tier 1 Capital:
Common stock	$76	$71
Capital surplus	85,513	80,460
Preferred stock	17,796	17,796
Accumulated earnings	4,760	3,226
Less: disallowed assets	(3,964)	(4,029)
Add: Trust preferred	7,572	7,468
Total Tier 1 Capital	$111,753	$104,992

Tier 2 Capital:
Qualifying allowance for loan losses	$7,508	$6,260
Qualifying subordinated debt	2,500	2,500
Total Tier 2 Capital	$10,008	$8,760

Total risk-based capital	$121,761	$113,752
Risk weighted assets	882,257	826,103
Qualifying quarterly average assets	1,062,260	1,052,614

	September 30, 2013	December 31, 2012	Regulatory Minimum
Capital Ratios:
Total risk-based capital ratio	13.80%	13.77%	8.00%
Tier 1 risk-based capital ratio	12.67%	12.71%	4.00%
Tier 1 leverage ratio	10.52%	9.97%	4.00%
The regulatory risk-based capital guidelines establish minimum capital levels for WashingtonFirst to be deemed “well capitalized.” The guidelines for “well capitalized” call for a leverage ratio of 5.0 percent, tier 1 risk-based capital ratio of 6.0 percent and total risk-based capital ratio of 10.0 percent. As of September 30, 2013, WashingtonFirst had a total risk-based capital ratio of 13.80 percent, a tier 1 risk-based capital ratio of 12.67 percent, and a leverage ratio of 10.52 percent all in excess of the regulatory minimums to be “well capitalized.” WashingtonFirst Bank and WashingtonFirst monitor the capital levels and the risk profile of the entities to determine if capital levels are sufficient for the risk profiles of the organization.
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
As of September 30, 2013, WashingtonFirst had $154.3 million in cash and cash equivalents to support the business activities and deposit flows of its clients. WashingtonFirst maintains credit lines at the FHLB and other correspondent banks. As of September 30, 2013, WashingtonFirst had a total credit line of $228.5 million with the FHLB with an unused portion of $198.4 million. Borrowings with the FHLB have certain collateral requirements and are subject to disbursement approval by the FHLB. As of September 30, 2013, WashingtonFirst also had $49.0 million in unsecured borrowing capacity from correspondent banks. As of September 30, 2013, WashingtonFirst did not have any outstanding borrowings from its correspondent banks. All borrowings from correspondent banks are subject to disbursement approval. In addition to the borrowing capacity described above, WashingtonFirst may sell investment securities, loans and other assets to generate additional liquidity. WashingtonFirst believes that it has sufficient liquidity to protect depositors, provide for business growth and comply with regulatory requirements.
Concentrations
Substantially all of WashingtonFirst’s loans, commitments and standby letters of credit have been granted to customers located in the greater Washington, D.C. metropolitan area. WashingtonFirst’s overall business includes a significant focus on real estate activities, including real estate lending, title companies and real estate settlement businesses. As of September 30, 2013, commercial real estate loans were 61.5 percent of the total loan portfolio, construction and development loans were 11.5 percent of the total loan portfolio and residential real estate loans were 11.5 percent of the total loan portfolio. In addition, a substantial portion of our non-interest bearing deposits is generated by our title and escrow company clients. See “Item 1A. Risk Factors – Risks Associated With WashingtonFirst’s Business – WashingtonFirst’s profitability depends significantly on local economic conditions” in WashingtonFirst’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 22, 2013.
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
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures.
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s periodic filings under the Exchange Act, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management on a timely basis to allow decisions regarding required disclosure. Management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2013. Based on management’s assessment, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.
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
Changes in Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101**
Interactive data files pursuant to Rule 405 of Regulation S-T: WashingtonFirst Bankshares, Inc.’s (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012; (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012; (iii) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; (v) Consolidated Statement of Shareholders’ Equity for the nine months ended September 30, 2013 and 2012; and (vi) the notes to the foregoing Consolidated Financial Statements

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

WASHINGTONFIRST BANKSHARES, INC.
(Registrant)

November 14, 2013	/s/ Shaza Andersen
Date	Shaza L. Andersen
Chief Executive Officer
(Principal Executive Officer)

November 14, 2013	/s/ Matthew Johnson
Date	Matthew R. Johnson
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)