Form 10-K
period 2013-12-31
WashingtonFirst Bankshares, Inc.
filed 2014-03-19
CIK 1476264

As filed with the Securities and Exchange Commission on March 19, 2014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
Yes  ☐    No ☒

The aggregate market value of the common stock voting and common stock non-voting held by non-affiliates of the registrant was $67.2 million as of June 30, 2013, based upon the closing prices on June 30, 2013 reported by the NASDAQ Stock Market.

As of March 14, 2014, the registrant had outstanding 6,565,376 shares of voting common stock and 1,096,359 shares of non-voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Party III is incorporated by reference to certain sections in the registrant’s definitive proxy statement relating to the 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2013.

PART I
In this report, WashingtonFirst Bankshares Inc. is sometimes referred to as “WashingtonFirst,” the “Company,” “we,” “our” or “us” and these references include, WashingtonFirst’s wholly owned subsidiary, WashingtonFirst Bank, unless the context requires otherwise. In this report, WashingtonFirst Bank is sometimes referred to as the “Bank.”

Item 1. Business
WashingtonFirst is a Virginia-based bank holding company with approximately $1.1 billion in assets, $948.9 million in deposits and $107.6 million in shareholders’ equity as of December 31, 2013. Through its wholly owned subsidiary, WashingtonFirst Bank, a Virginia state bank, WashingtonFirst provides banking products and services, including loans to consumers and small-to-medium sized businesses. As of December 31, 2013, in addition to its corporate office in Reston, Virginia, the Bank had 15 branch banking offices in Virginia, Washington, D.C. and Maryland.
General
The Bank’s primary market – the greater Washington, D.C. Metropolitan Area - is characterized by a highly educated work force, a diverse economy and a median household income that is one of the highest in the nation.
WashingtonFirst’s growth strategy is to pursue both organic growth as well as acquisition opportunities within its target market area of the Washington DC Metropolitan Area. Since its inception in 2004, WashingtonFirst has completed two branch acquisitions and two whole-bank acquisitions. Additionally, the Company has experienced consistent organic growth in assets and profitability since its inception. WashingtonFirst expects to maintain this growth by continuing to hire and develop skilled personnel, and by developing and maintaining a sound infrastructure to support continued business growth on a safe and sound basis.
WashingtonFirst’s business strategy is to compete by providing its customers with highly qualified personal and customized service utilizing up to date technology and delivery channels. The Company’s marketing efforts are directed to prospective clients who value high quality service and who are, or have the potential to become, highly profitable. WashingtonFirst’s view of the financial services market is that community banks must be effective in providing quality, tailored services to their customers rather than competing with large national institutions on a head-to-head basis for broad-based consumer business.
Revenues are derived from interest and fees received in connection with loans, deposits and investments. Major expenses include compensation and employee benefits, interest expense on deposits and borrowings and operating expenses.
Description of Services
WashingtonFirst offers a comprehensive range of commercial banking products and services to small and medium sized businesses, not-for-profit organizations, professional service firms and individuals in the greater Washington, D.C. Metropolitan Area. Many of WashingtonFirst’s services are also available online at www.wfbi.com.
WashingtonFirst’s lending activities include commercial real estate loans, residential real estate loans, commercial and industrial loans, construction and development loans and consumer loans. Loans originated by WashingtonFirst are classified as loans held for investment.
Lending activities are subject to lending limits imposed by federal and state law. While differing limits apply in certain circumstances based on the type of loan, WashingtonFirst’s lending limit to any one borrower on loans that are not fully secured by readily marketable or other permissible collateral generally is equal to 15 percent of WashingtonFirst’s unimpaired capital and surplus. As of December 31, 2013, WashingtonFirst Bank’s legal lending limit was $15.6 million. WashingtonFirst has established relationships with various correspondent banks to sell loan participations when loan amounts exceed WashingtonFirst’s legal lending limits or internal lending policies.
At present, WashingtonFirst does not offer other services that generate a significant volume of non-interest income. Many comparable banks that compete with WashingtonFirst offer mortgage origination, insurance, and/or wealth management and other fee based services. In the later part of 2013, WashingtonFirst established a new mortgage origination department to enhance its non-interest income.
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
Employees
At December 31, 2013, WashingtonFirst had 143 employees, 141 of which were full-time employees. All of WashingtonFirst’s employees are employed by the Bank. None of WashingtonFirst’s employees is subject to a collective bargaining agreement. Management considers employee relations to be good.
Loan Portfolio
The following outlines the composition of loans held for investment.
Construction and Development Loans
Construction and development loans represented 11.6 percent of WashingtonFirst’s loan portfolio as of December 31, 2013. These loans generally fall into one of four types: first, loans to construct owner-occupied commercial buildings; second, loans to individuals that are ultimately used to acquire property and construct an owner-occupied residence; third, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and fourth, loans to developers for the purpose of acquiring land to be developed into finished lots for the ultimate construction of residential or commercial buildings. Loans of these types are generally secured by the subject property within limits established by WashingtonFirst’s board of directors based upon an assessment of market conditions and updated from time to time. The loans typically carry recourse to principal borrowers. In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk. To address this additional risk, loans of this type are subject to additional administrative procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications and time frames.
Commercial Real Estate Loans
Commercial real estate loans represented 62.3 percent of WashingtonFirst’s loan portfolio as of December 31, 2013. These loans generally fall into one of three categories: loans supporting owner-occupied commercial property; properties used by non-profit organizations such as trade associations, churches or charter schools where repayment is dependent upon the cash flow of the non-profit organizations; and loans supporting a commercial property leased to third parties for investment. Commercial real estate Loans are secured by the subject property and underwritten to policy standards. Policy standards, approved by WashingtonFirst’s board of directors from time to time, set forth, among other considerations, loan to value limits, cash flow coverage ratios, and standards governing the general creditworthiness of the obligors.
Residential Real Estate Loans
Residential real estate loans include loans secured by first or second mortgages on one-to-four family residential properties. These loans represented 11.4 percent of the loan portfolio as of December 31, 2013. Of this amount, home equity lines of credit represented 8.9 percent and first trust mortgage loans represented 2.5 percent of total loans. Home equity loans are most frequently secured by a second lien on residential property. First trust mortgage loans are loans secured by one-to-four family dwellings, where the proceeds are used to acquire or refinance the primary financing of owner-occupied and residential investment properties. Loans in these categories are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by WashingtonFirst’s management and board of directors, and includes such considerations as repayment source and capacity, collateral value, credit history, savings pattern, and stability.
Commercial and Industrial Loans
Commercial and industrial loans represented 14.4 percent of WashingtonFirst’s loan portfolio as of December 31, 2013. These loans are to businesses or individuals within the greater Washington D.C. metropolitan area for business purposes. Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business or to refinance a loan payable to another financial institution that was originally made for a similar purpose. Each loan is underwritten based upon WashingtonFirst’s assessment of the obligor’s ability to generate operating cash flow in the future necessary to repay the loan. To address the risks associated with the uncertainties of future cash flow, these loans are generally secured by assets owned by the business or its principal shareholders and the principal shareholders are typically required to guarantee the loan.

Consumer Loans
Consumer loans are loans to individuals for a stated purpose such as to finance a car or boat, to refinance debt, or to fund general working capital needs. These loans are generally extended in a single disbursement and repaid over a specified period of time. Consumer loans made up 0.3 percent of the loan portfolio as of December 31, 2013. Most loans are well secured with assets other than real estate, such as marketable securities or automobiles. In general, management discourages unsecured lending. Loans in this category are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by WashingtonFirst’s management and board of directors, and includes such considerations as repayment source and capacity, collateral value, credit history, savings pattern, and stability.
Deposits
Deposits are the primary source of funding for the Bank. Deposit services include business and personal checking, NOW accounts, tiered savings and money market and time deposit accounts with varying maturity structures and customer options. A complete individual retirement account program is also available. Deposit services include cash management services such as electronic banking, sweep accounts, lockbox and account reconciliation services, merchant card depository, safe deposit boxes and automated clearing house origination. After hour depository and ATM services are also available.
Regulation
Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, the growth and earnings performance of the Company and the Bank can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities including, but not limited to, the Virginia Bureau of Financial Institutions, the Federal Reserve, the Federal Deposit Insurance Corporation (“FDIC”), U.S. Treasury and federal and state taxing authorities. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.
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
Regulation – WashingtonFirst Bankshares, Inc.
The Company is a bank holding company registered under the Bank Holding Company (“BHC Act”) and subject to supervision, regulation and examination by the Federal Reserve. The BHC Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. The Company is also registered in Virginia with the Virginia Bureau of Financial Institutions under the financial institution holding company laws of Virginia and is subject to regulation and supervision by the Virginia Bureau of Financial Institutions.
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
The Federal Reserve has broad authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations, and can assess civil money penalties for violation of laws, regulations or orders, for participation in an unsafe or unsound practice or breach of fiduciary duty.
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
Virginia state law also restricts dividends to shareholders of the Company. The Company’s shareholders are entitled to receive dividends if, as and when declared by the Company’s Board of Directors in accordance with Section 13.1-653 of the Code of Virginia. Generally, dividends may be paid out of surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.
Under Federal Reserve policy, a bank holding company has historically been required to act as a source of financial strength to each of its banking subsidiaries. The Dodd-Frank Wall Street Reform and Consumer Protection Act, or “Dodd-Frank Act,” codifies this policy as a statutory requirement. The Company is required to commit resources to support the Bank, and this obligation may arise at times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. As discussed below, a bank holding company, in certain circumstances, could be required to guarantee the capital plan of an undercapitalized banking subsidiary.
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
Anti-Tying Restrictions. Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other non-banking services offered by a holding company or its affiliates.
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
Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0 percent (of which at least 4.0 percent is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2013 the Company’s ratio of Tier 1 capital to total risk-weighted assets was 14.05 percent and its ratio of total capital to total risk-weighted assets was 12.80 percent.
In addition to the risk-based capital guidelines, the Federal Reserve uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0 percent, but other bank holding companies are required to maintain a leverage ratio of at least 4.0 percent. As of December 31, 2013 the Company’s leverage ratio was 10.53 percent.
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
As a bank holding company, the regulatory capital requirements of the Federal Reserve became applicable to the Company when the total consolidated assets equaled $500.0 million or more. The Bank, as described below, is subject to the capital requirements of the FDIC.
Revised Capital Adequacy Requirements. The Dodd-Frank Act required the Federal Reserve, the Office of the Comptroller of the Currency (“OCC”) and the FDIC to adopt certain capital standards based on the capital accords of the Basel Committee on Banking Supervision, or the “Basel Committee.” On December 16, 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation (“Basel III”). Basel III, when implemented by the U.S. banking agencies and fully phased in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. In December 2011, the Federal Reserve indicated that to comply with the requirements of the Dodd-Frank Act, it intended to implement many of the Basel III requirements, including those addressing risk-based capital and leverage requirements, liquidity requirements, stress tests, single- counterparty credit limits and early remediation requirements.
In July 2013, the Federal Reserve and the OCC issued a final rule and the FDIC issued an interim final rule implementing Basel III requirements as well as certain other regulatory capital and other requirements under the Dodd-Frank Act. The rules apply to all insured depository institutions and bank holding companies with consolidated assets over $500.0 million, such as WashingtonFirst. In broad terms, the regulations increase the required quality and quantity of the capital base, reduce the range of instruments that count as capital and increase the risk-weighted asset assessment for certain types of activities. WashingtonFirst and the Bank will be obligated to maintain higher capital ratios as the new regulatory standards are phased in beginning on January 1, 2015.
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
Restrictions on Transactions with Affiliates and Insiders. Transactions between the Bank and its non-banking affiliates, including WashingtonFirst and any of its future non-banking subsidiaries, are subject to Section 23A of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by, or is under common control with that bank. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of WashingtonFirst or its subsidiaries. The Dodd-Frank Act significantly expanded the coverage and scope of the limitations on affiliate transactions within a banking organization. Because the federal regulatory agencies have not issued rules to implement the new restrictions, some additional time to apply is expected.

Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other non-affiliated persons. The Federal Reserve has also issued Regulation W, which codifies prior pronouncements under Sections 23A and 23B of the Federal Reserve Act and interpretive guidance with respect to affiliate transactions.
The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to in this section as “insiders”) contained in the Federal Reserve Act and Regulation O apply to all insured depository institutions and their subsidiaries. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions. The Dodd-Frank Act adds new requirements to bank transactions with insiders by requiring that credit exposure to derivatives and certain other transactions be treated as loans for the insider loan and general lending limits. Effective July 1, 2013, the Virginia state legislature implemented these requirements of Section 611 of the Dodd-Frank Act.
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
The FDIC’s regulations require insured banks to have and maintain a “Tier 1 risk-based capital” ratio of at least 4.0 percent and a “total risk-based capital” ratio of at least 8.0 percent of total risk-adjusted assets. “Tier 1 capital” generally includes common shareholders’ equity and qualifying perpetual preferred stock together with related surpluses and retained earnings, less deductions for goodwill and various other intangibles. “Tier 2 capital” may consist of a limited amount of intermediate-term preferred stock, a limited amount of term subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock not qualifying as Tier 1 capital, and a limited amount of the general valuation allowance for loan losses. Total risk-based capital represents the sum of Tier 1 capital and Tier 2 capital, as those terms are defined in the regulations. As of December 31, 2013 the Bank’s ratio of Tier 1 capital to total risk-weighted assets was 11.51 percent and its ratio of total capital to total risk weighted assets was 12.76 percent.
The FDIC also requires insured banks to meet a minimum “leverage ratio” of Tier 1 capital to total assets of not less than 3.0 percent for a bank that is not anticipating or experiencing significant growth and is highly rated (i.e., has a composite rating of 1 on a scale of 1 to 5). Banks that the FDIC determines are anticipating or experiencing significant growth or that are not highly rated must meet a minimum leverage ratio of 4.0 percent. As of December 31, 2013, the Bank’s ratio of Tier 1 capital to average total assets (leverage ratio) was 9.47 percent.
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
The FDIC’s interim final rule issued in July 2013 revised the prompt corrective action requirements as of January 1, 2015 to reflect the proposed changes to the definitions of capital and revised regulatory minimum capital ratios. As such, the proposals would set a slightly higher standard for banks to be considered well capitalized than is currently required under the current framework.

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

Community Reinvestment Act. The Community Reinvestment Act of 1977, or “CRA,” and the corresponding regulations are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to acquire the assets and assume the liabilities of another bank. Federal banking agencies are required to make public a rating of a bank’s performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. As of December 31, 2013, the Bank had a satisfactory CRA rating.
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

Legislative Initiatives
Regulators have increased their focus on the regulation of financial institutions. A number of government initiatives, including those described below, designed to respond to recent conditions have been introduced over the past several years and have substantially intensified the regulation of financial institutions. From time to time, various legislative and regulatory initiatives may be introduced in Congress and state legislatures and may change banking statutes and the operating environment of WashingtonFirst and the Bank in substantial and unpredictable ways. WashingtonFirst cannot determine the ultimate effect that any potential legislation, if enacted, or implementing regulations with respect thereto, would have, upon the financial condition or results of operations of WashingtonFirst or the Bank. A change in statutes, regulations, or regulatory policies applicable to WashingtonFirst or the Bank could have a material adverse effect on the financial condition, results of operation or business of WashingtonFirst and the Bank.
Dodd-Frank Act. In July 2010, the Dodd-Frank Act regulatory reform legislation became law. This law broadly affects the financial services industry by implementing changes to the financial regulatory landscape aimed at strengthening the sound operation of the financial services sector, including provisions that, among other things, enhance prudential standards for banks and bank holding companies inclusive of capital, leverage, liquidity, concentration and exposure measures. In addition, traditional bank regulatory principles such as restrictions on transactions with affiliates and insiders were enhanced. The Dodd-Frank Act also contains reforms of consumer mortgage lending practices and creates a Consumer Financial Protection Bureau (“CFPB”) which is granted broad authority over consumer financial practices of banks and others. WashingtonFirst is not subject to regulation by the CFPB, as it has supervisory authority over depository institutions with total assets of $10.0 billion or greater. Nevertheless, it is unclear whether the CFPB’s focus on consumer regulation and the risks posed by financial products will ultimately impact institutions such as WashingtonFirst.

It is expected as the specific new or incremental requirements applicable to WashingtonFirst become effective that the costs and difficulties of remaining compliant with all such requirements will increase. Provisions in the legislation that affect deposit insurance assessments and payment of interest on demand deposits could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions in the legislation that limit the Tier 1 capital treatment of trust preferred securities could prevent or place dollar limitations on the amount of the trust preferred securities that WashingtonFirst may count as Tier 1 capital will not affect the trust preferred securities assumed in the acquisition of Alliance as the legislation grandfathers such instruments issued prior to May 19, 2010 into Tier 1 capital (subject to a limit of 25 percent of Tier 1 capital).. A number of aspects of the Dodd-Frank Act are still subject to rule making and will take effect over several years, making it difficult to anticipate the overall financial impact on WashingtonFirst, its customers or the financial industry more generally.

WashingtonFirst’s management continues to review and assess the provisions of the Dodd–Frank Act and assessing its probable impact on its business, financial condition, and results of operations.
Incentive Compensation. In June 2010, the federal bank regulators issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation programs of financial institutions do not undermine the safety and soundness of banking organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk- taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Also, on April 14, 2011, the FDIC published a proposed interagency rule to implement certain incentive compensation requirements of the Dodd-Frank Act. Under the proposed rule, financial institutions must prohibit incentive-based compensation arrangements that encourage inappropriate risk taking that are deemed excessive or that may lead to material losses. These rules have not yet been finalized.
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
The rate of dividends is determined based on increases or decreases in lending compared to a “baseline” established for each institution at the time of the investment. Dividend rates are adjusted quarterly during the first nine quarters of the investment and may vary between 1.0 percent and 5.0 percent depending on the lending increase or decrease compared to the baseline. The rate in effect at the beginning of the tenth full quarter after the investment date will be payable until the expiration of the 4.5 year period beginning on the investment date. However, if the institution has not experienced an increase, or has experienced a decline in its small business lending at the beginning of the tenth quarter after the investment, then that institution’s dividend rate will increase to 7.0 percent. Further, the potential dividend rate reduction in any period is limited, such that the reduction will not apply to any Series D Preferred Stock proceeds that exceed the dollar amount of the increase in qualified small business lending for that period as compared to the baseline. To encourage timely repayment, the dividend rate for the SBLF investment increases to 9.0 percent for all participating institutions four and a half years after the initial investment which will begin on February 4, 2016. WashingtonFirst’s dividend rate initially was determined to be one percent and has continued at that rate for successive quarters. In addition, for the eleventh dividend period through 4.5 years after the closing of the SBLF transaction, the annual dividend rate becomes fixed at a rate between 1% to 5%, based upon the percentage increase in QSBL from the QSBL Baseline to the level as of the end of the ninth dividend period. The ninth dividend period coincided with September 30, 2013, and WashingtonFirst Bank’s QSBL as of September 30, 2013 had increased sufficiently such that the dividend rate for the eleventh dividend period (ending March 31, 2014) through 4.5 years after the closing of the SBLF transaction (February 4, 2016) shall be set at a fixed rate of 1% to be paid as dividends on the Series D Preferred Stock.
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

Item 1A. Risk Factors
Risks Associated With WashingtonFirst’s Business
Future growth through acquisition may be more difficult, costly or time-consuming than expected and results of operation after a merger or acquisition may differ materially from the results of operation at the time of the merger.
WashingtonFirst’s growth strategy is to pursue both organic growth as well as acquisition opportunities within its target market area of the Washington DC Metropolitan Area. In the case of any acquisition, it is possible that the integration process could result in the loss of key employees, disruption of the ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect WashingtonFirst’s ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the merger. As with any merger of banking institutions, there also may be business disruptions that cause WashingtonFirst to lose customers or cause customers to move their deposits.
The success of WashingtonFirst following any merger or acquisition depends in large part on WashingtonFirst’s ability to integrate the businesses, business models and cultures. The process of integrating businesses may cause the management of WashingtonFirst to focus a portion of its time and energies on such matters that otherwise would be directed to the business and operations of WashingtonFirst. Any such diversion of management’s attention, if significant, could affect WashingtonFirst’s ability to service existing business and to develop new business and could adversely affect the business and earnings of WashingtonFirst. If WashingtonFirst is not able to integrate operations successfully and timely, the expected benefits of any merger or acquisition, including any anticipated cost savings, may not be realized.
The results of operations of WashingtonFirst after any merger or acquisition may be materially different from those anticipated at the time of the transaction. The actual costs of the transaction and the integration of the companies could exceed amounts anticipated. In addition, these charges may decrease capital of the combined company that could be used for profitable, income earning investments in the future.
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
WashingtonFirst faces substantial competition in all phases of its operations from a variety of different competitors. In particular, there is very strong competition for financial services in the greater Washington, D.C. metropolitan area in which it conducts its business. WashingtonFirst competes with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, money market funds and other mutual funds, as well as other kinds of local and community, super-regional, national and international financial institutions and enterprises that operate offices in its primary market areas and elsewhere. WashingtonFirst’s future growth and success will depend on its ability to compete effectively in this highly competitive financial services environment.
Many of WashingtonFirst’s competitors are well-established, larger financial institutions and many offer products and services that it does not. Many have substantially greater resources, name recognition and market presence that benefit them in attracting business. In addition, some operate in less stringent regulatory environments. While WashingtonFirst believes it competes effectively with these other financial institutions in its primary markets, it may face a competitive disadvantage as a result of its smaller size, smaller asset base, lack of geographic diversification and inability to spread its marketing costs across a broader market. If WashingtonFirst has to raise interest rates paid on deposits or lower interest rates charged on loans to compete effectively, its net interest margin and income could be negatively affected. Failure to compete effectively to attract new or to retain existing, clients may reduce or limit WashingtonFirst’s net income and its market share and may adversely affect its results of operations, financial condition and growth.
WashingtonFirst’s profitability depends on interest rates generally, and it may be adversely affected by changes in government monetary policy.
The economy, interest rates, monetary and fiscal policies of the federal government and regulatory policies have a significant influence on WashingtonFirst and the industry as a whole. WashingtonFirst’s profitability depends in substantial part on its net interest margin, which is the difference between the rates it receives on loans and investments and the rates it pays for deposits and other sources of funds. Its net interest margin depends on many factors that are partly or completely outside of its control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally. In recent years, the bank’s interest income from its loan portfolio has been negatively impacted by the low interest rate environment. The Federal Reserve has conveyed that it anticipates maintaining interest rates at low levels in an effort to stimulate the economy. A persistent low interest rate environment will adversely affect WashingtonFirst’s ability to earn income on loans and investments. In addition, if market interest rates change so that the interest it pays on deposits and borrowings increases faster than the interest it earns on loans and investments, our net income could be negatively affected.
Changes in interest rates, particularly by the Federal Reserve, which implements national monetary policy in order to mitigate recessionary and inflationary pressures, also affect the value of its loans. In setting its policy, the Federal Reserve may utilize techniques such as: (i) engaging in open market transactions in United States government securities; (ii) setting the discount rate on member bank borrowings; and (iii) changing reserve requirements. These techniques may have an adverse effect on WashingtonFirst’s deposit levels, net interest margin, loan demand or its business and operations. The reduction by the Federal Reserve of its historic levels of securities purchases, or “tapering”, could cause the interest required to be paid by WashingtonFirst on deposits and borrowings to increase leading to a reduction in its net interest margin. In addition, an increase in interest rates could adversely affect borrowers’ ability to pay the principal or interest on existing variable rate loans or reduce their desire to borrow more money. This may lead to an increase in WashingtonFirst’s nonperforming assets, a decrease in loan originations, or a reduction in the value of and income from its loans, any of which could have a material adverse effect on WashingtonFirst’s results of operations. WashingtonFirst tries to minimize its exposure to interest rate risk, but it is unable to completely eliminate this risk. Fluctuations in market rates and other market disruptions are neither predictable nor controllable and may have a material adverse effect on WashingtonFirst’s business, financial condition and results of operations.
WashingtonFirst’s profitability depends significantly on local economic conditions, and may be adversely affected by reductions in Federal spending.
WashingtonFirst’s success is dependent to a significant extent upon general economic conditions in the greater Washington, D.C. metropolitan area which are, in turn, dependent to a large extent on the Federal government, particularly its local employment and spending levels. In addition, the banking industry in the greater Washington, D.C. metropolitan area, similar to other geographic markets, is affected by general economic conditions such as inflation, recession, unemployment and other factors beyond WashingtonFirst’s control. The adverse economic and financial conditions prevailing in the United States and in WashingtonFirst’s market area since 2008 increased the number of loan defaults and foreclosures and resulted in a decline in credit quality, which negatively impacted WashingtonFirst’s financial results. Although recent improvements have occurred, there is no assurance that these will continue. Prolonged continuation of these conditions or other economic dislocation in the greater Washington, D.C. metropolitan area, including a substantial reduction in the level of employment or local spending by the Federal government, could cause increases in nonperforming assets, thereby causing operating losses, impairing liquidity and eroding capital. For example, the reductions in Federal spending caused by a sequestration of funds, or “sequester,” could reduce and have reduced employment in the greater Washington D.C. metropolitan area. Temporary layoffs, salary reductions or furloughs of government employees or government contractors could have adverse impacts on other businesses in WashingtonFirst's market and the general economy of the greater Washington D.C. metropolitan area, and may indirectly lead to a loss of revenues by WashingtonFirst's customers, including vendors and lessors to the federal government and government contractors or to their employees, as well as a wide variety of commercial and retail businesses. Accordingly, sequestration could lead to increases in past due loans, nonperforming loans, loan loss reserves, and charge offs, and a decline in liquidity. WashingtonFirst cannot assure you that future adverse changes in the economy in the greater Washington, D.C. metropolitan area would not have a material adverse effect on the WashingtonFirst’s financial condition, results of operations or cash flows.

WashingtonFirst’s loan portfolios have significant real estate concentration.
A substantial portion of WashingtonFirst’s loan portfolio is secured by real estate collateral. As of December 31, 2013, approximately 87 percent of WashingtonFirst’s loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. While we believe that our loan portfolio is well diversified, these concentrations expose us to the risk that a decline in the real estate market or in the economic conditions in the Washington, D.C. metropolitan area, could increase the levels of nonperforming loans and charge-offs, decrease the value of collateral and reduce loan demand. In that event, WashingtonFirst’s earnings and capital could be adversely affected.
Commercial, commercial real estate and construction loans tend to have larger balances than single family mortgages loans and other consumer loans. Because the loan portfolio contains a significant number of commercial and commercial real estate and construction loans, the deterioration of one or a few of these loans may cause a significant increase in nonperforming assets. An increase in nonperforming loans could result in: a loss of earnings from these loans, an increase in the provision for loan losses, or an increase in loan charge-offs, which could have an adverse impact on our results of operations and financial condition.
Further, under guidance adopted by the federal banking regulators, banks which have concentrations in construction, land development or commercial real estate loans (other than loans for majority owner occupied properties) would be expected to maintain higher levels of risk management and, potentially, higher levels of capital. We may be required to maintain higher levels of capital than we would otherwise be expected to maintain as a result of our levels of construction, development and commercial real estate loans, which may require us to obtain additional capital sooner than we would otherwise seek it, which may reduce shareholder returns.
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
WashingtonFirst may not be able to sustain its historical rate of growth or may not even be able to grow its business at all. In addition, its recent and rapid growth may distort some of its historical financial ratios and statistics. In the future, WashingtonFirst may not have the benefit of several recently favorable factors, such as a generally stable interest rate environment, an improving real estate market, the ability to find suitable expansion opportunities, or the relative resistance of the greater Washington, D.C. metropolitan area to economic downturns. Various factors, including economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit WashingtonFirst’s ability to expand its market presence. As our asset size and earnings increase, it may become more difficult to achieve high rates of increase in assets and earnings. Additionally, it may become more difficult to achieve continued improvement in our expense levels and efficiency ratio. We may not be able to maintain the relatively low levels of nonperforming assets that we have experienced. Declines in the rate of growth of income or assets or deposits, and increases in operating expenses or nonperforming assets may have an adverse impact on the value of the common stock. If WashingtonFirst experiences a significant decrease in its historical rate of growth, its results of operations and financial condition may be adversely affected due to the fixed nature of certain operating costs.
WashingtonFirst’s small to medium-sized business target market may have fewer financial resources to withstand a downturn in the economy.
WashingtonFirst’s commercial development and marketing strategy targets the banking and financial services needs of small and medium-sized businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact this economic sector in the markets in which WashingtonFirst operates, its results of operations and financial condition may be adversely affected.

WashingtonFirst depends on the accuracy and completeness of information about clients and counterparties.
In deciding whether to extend credit or enter into other transactions with clients and counterparties, WashingtonFirst may rely on information furnished to it by or on behalf of clients and counterparties, including financial statements and other financial information. WashingtonFirst also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, WashingtonFirst expects that a customer’s financial statements present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. WashingtonFirst’s financial condition and results of operations could be negatively impacted to the extent it relies on customer-provided financial statements or other information which are discovered to be materially misleading.
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
WashingtonFirst’s success depends upon the continued service of its senior management team and upon its ability to attract and retain qualified financial services personnel. Competition for qualified employees is intense. In management’s experience, it can take a significant period of time to identify and hire personnel with the combination of professional skills and personal attributes necessary for the successful implementation of WashingtonFirst’s strategy. If WashingtonFirst loses the services of its key personnel, including key client relationship personnel, or are unable to attract additional qualified personnel, its business, financial condition, results of operations and cash flows could be materially adversely affected.
WashingtonFirst depends on technology to compete effectively and may be required to make substantial investments in new technology, which could have a negative effect on WashingtonFirst’s operating results and the value of its common stock.
The market for financial services, including banking services, is increasingly affected by advances in technology, including developments in telecommunications, data processing, mobile devices, computers, automation and Internet-based banking. This is particularly true for WashingtonFirst, which relies on technology to compete in its market. WashingtonFirst depends on third party vendors for portions of its data processing services. In addition to WashingtonFirst’s ability to finance the purchase of those services and integrate them into its operations, its ability to offer new technology-based services depends on WashingtonFirst’s vendors’ abilities to provide and support those services. Future advances in technology may require WashingtonFirst to incur substantial expenses that adversely affect its operating results, and WashingtonFirst’s limited capital resources may make it impractical or impossible for it to keep pace with competitors possessing greater capital resources. WashingtonFirst’s ability to compete successfully in its banking markets may depend on the extent to which WashingtonFirst and its vendors are able to offer new technology-based services and on WashingtonFirst’s ability to integrate technological advances into its operations.
WashingtonFirst’s reliance on technology exposes WashingtonFirst to cybersecurity risks.
WashingtonFirst relies on digital technologies to conduct its operations, and those technologies may be compromised by the deliberate attacks by others or unintentional cybersecurity incidents. Deliberate cybersecurity attacks may seek to gain unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption. Other events may not seek unauthorized access, but may seek to prevent authorized users to be able to access digital systems, referred to as a “denial of service” attacks. A cybersecurity incident of this type, could require WashingtonFirst to incur substantial remediation and increased cybersecurity protection costs, such as implementing new technologies, hiring and training new employees and engaging third party experts and consultants. In addition, WashingtonFirst could become subject to litigation from customers whose sensitive data was obtained without their consent, and to damage to the company’s reputation, which could have an adverse effect on the company’s financial condition and results of operation. From time to time, WashingtonFirst is subject to cybersecurity attacks arising in the normal course of its business. In the opinion of management, there have been no cybersecurity attacks which would have a material adverse effect on WashingtonFirst’s financial condition, results of operation or products and services.

WashingtonFirst may be unable to redeem its Senior Non-Cumulative Perpetual Preferred Stock before the dividend rate increases to 9%.
In August 2011, WashingtonFirst elected to participate in the SBLF, and issued 17,796 shares of its Senior Non-Cumulative Perpetual Preferred Stock, hereafter referred to as “Series D Preferred Stock”, to the United States Treasury for $17.8 million. Holders of the Series D Preferred Stock are entitled to receive non-cumulative cash dividends payable at the rate and in the manner prescribed in the Certificate of Designations of the Series D Preferred Stock. During the first ten quarters in which the Series D Preferred Stock was outstanding, the dividend rate was subject to fluctuation on a quarterly basis depending upon changes in the amount of WashingtonFirst’s qualified small business lending, or “QSBL,” as defined in the Supplemental Reports related to the SBLF transaction, from a “baseline” level or “QSBL Baseline.” For the second dividend period through the tenth dividend period, the annual dividend rate was 1.0 percent. Beginning with the eleventh dividend period through 4.5 years after the closing of the SBLF transaction, the annual dividend rate will be fixed at 1.0 percent.
On February 4, 2016, 4.5 years from the closing of the SBLF transaction will have passed, and the annual dividend rate will be fixed at 9.0 percent, regardless of the level of QSBL. Depending on a variety of factors, including market conditions, WashingtonFirst’s financial condition at the time, and its ability to obtain regulatory approval, WashingtonFirst may be unable redeem the Series D Preferred Stock, and any such increases in the dividend rate could have a material adverse effect on WashingtonFirst’s liquidity.
The failure by the Bank to make payments of principal and interest on its outstanding subordinated capital notes may have negative consequences, including external involvement in the board of directors of the Bank or WashingtonFirst.
On June 15, 2012, the Bank incurred $2.5 million in subordinated indebtedness, which bears interest at a rate of 8.0 percent per annum, payable quarterly in arrears. Principal is due and payable in full on June 14, 2021. The subordinated capital notes are as Tier 2 capital by bank regulatory authorities. The Bank may call the subordinated capital notes, without penalty, at any time after June 15, 2015. The notes are the subordinated unsecured obligations of the Bank and are not guaranteed by WashingtonFirst. For so long as the notes qualify as Tier 2 capital under applicable banking regulations, the notes will be subordinate to all deposits and general creditors of the Bank. In connection with the issuance of the subordinated capital notes, WashingtonFirst issued a warrant to purchase 57,769 shares of common stock to the lender, exercisable at $10.82 per share, subject to adjustment.
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
WashingtonFirst is a relatively small public company, and compliance with the increased regulatory and reporting requirements of the Exchange Act and the Sarbanes-Oxley Act, may strain its resources, increase its costs and distract management; and WashingtonFirst may be unable to comply with these requirements in a timely or cost-effective manner.
As a public company with listed equity securities, WashingtonFirst is required to comply with certain laws, regulations and requirements, including corporate governance provisions of the Sarbanes-Oxley Act of 2002, or the “Sarbanes-Oxley Act,” related regulations of the SEC and the requirements of the NASDAQ. Amongst other things, WashingtonFirst is required to:

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

•	comply with enhanced corporate governance requirements and other rules promulgated by the NASDAQ;

•	prepare and distribute periodic public reports in compliance with WashingtonFirst’s obligations under the federal securities laws;

•	establish new internal policies, such as those relating to disclosure controls and procedures and insider trading;

•	involve and retain to a greater degree outside counsel and accountants in the above activities; and

•	enhance its investor relations function.
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
These provisions are only applicable to public corporations that have more than 300 shareholders, and, therefore, have only recently become applicable to WashingtonFirst. Corporations may provide in their articles of incorporation or bylaws to opt-out of these provisions, but WashingtonFirst has not done so.
Future sales of WashingtonFirst’s common stock in the public market could lower its stock price, and any additional capital raised by WashingtonFirst through the sale of equity or convertible securities may dilute the ownership of existing shareholders.
WashingtonFirst may sell additional shares of common stock in subsequent public offerings or otherwise issue additional shares of common stock or securities convertible into or exchangeable for common stock in the future. WashingtonFirst has filed a registration statement with the SEC on Form S-8 providing for the registration of WashingtonFirst’s common stock issued or reserved for issuance under the WashingtonFirst 2010 Equity Compensation Plan and predecessor WashingtonFirst incentive plans. Subject to the satisfaction of vesting conditions, shares registered under WashingtonFirst’s registration statement on Form S-8 will be available for resale immediately in the public market without restriction.
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
WashingtonFirst’s directors and executive officers as a group beneficially own approximately 28.9 percent of WashingtonFirst’s outstanding common stock and options exercisable within sixty days. Consequently, WashingtonFirst’s board of directors has significant influence over all matters that require approval by WashingtonFirst’s shareholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may limit the ability of other shareholders to influence corporate matters.
WashingtonFirst’s ability to pay dividends is subject to regulatory restrictions, and it may be unable to pay future dividends.
WashingtonFirst’s ability to pay dividends is subject to regulatory, statutory and contractual restrictions and the need to maintain sufficient capital. Its only source of funds with which to pay dividends to its shareholders are dividends received from the Bank, and the Bank’s ability to pay dividends is limited by its own obligations to maintain sufficient capital and regulatory restrictions. If these regulatory requirements are not satisfied, WashingtonFirst will be unable to pay dividends on its common stock. WashingtonFirst paid a share dividend on May 17, 2013 and declared a cash dividend on October 22, 2013, payable January 2, 2014.
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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties
WashingtonFirst leases offices and branch locations that are used in the normal course of business. WashingtonFirst does not own any banking facilities. As of December 31, 2013, WashingtonFirst leased 17 properties, of which 15 were operating branches, one was a new branch that opened for service in February 2014 and one was a corporate headquarter office. The branches consist of nine in Virginia, four in Maryland, and three branches in the District of Columbia. All of the leased properties are in good operating condition and are adequate for WashingtonFirst’s present and anticipated future needs.

Corporate Office
Reston Town Center - Corporate Headquarters 11921 Freedom Drive Reston, VA 20190
Virginia Branches
Annandale	Fair Lakes	Reston
7023 Little River Turnpike	12735 Shoppes Lane	11600 Plaza America Drive
Annandale, VA 22003	Fairfax, VA 22033	Reston, VA 20190

Ballston	Great Falls	Sterling
4501 North Fairfax Drive	9851 Georgetown Pike	46901 Cedar Lakes Plaza
Arlington, VA 22203	Great Falls, VA 22066	Sterling, VA 20164

Fairfax	Manassas Park	Tysons Corner
10777 Main Street	9113 Manassas Drive	2095 Chain Bridge Road
Fairfax, VA 22030	Manassas Park, VA 20111	Vienna, VA 22182

Maryland Branches
Bethesda	Oxon Hill	Greenbelt
7708 Woodmont Avenue	6089 Oxon Hill Road	6329 Greenbelt Road
Bethesda, MD 20814	Oxon Hill, MD 20745	College Park, MD 20740

Rockville (1)
14941 Shady Grove Road
Rockville, MD 20850

District of Columbia Branches
19th Street	K Street (2)	Connecticut Avenue
1146 19th Street, NW	1500 K Street, NW	1025 Connecticut Avenue, NW
Washington, DC 20036	Washington, DC 20005	Washington, DC 20036

(1)	This branch was leased as of December 31, 2013, but did not open for business until February 2014.

(2)	The lease on this property expired in at the end of February 2014 and was not renewed, therefore the branch was closed.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Common Stock Market Prices
Our common stock is listed for trading on the NASDAQ under the symbol “WFBI.” Our non-voting common stock is not listed on any exchange. As of March 14, 2014, there were 6,565,376 shares of voting common stock issued and outstanding and 1,096,359 shares of non-voting common stock issued and outstanding. As of that date, our common stock was held by approximately 630 shareholders of record and the closing price of our common stock was $14.60. As of that date, our non-voting common stock was held by two shareholders of record.
The following table sets forth, for the year ended December 31, 2013 combined with the period from December 24, 2012 through December 31, 2012, the high and low closing sales prices per share for the common stock of WashingtonFirst as reported on the NASDAQ. For periods prior to December 24, 2012, the following table sets forth the high and low bid prices per share for WashingtonFirst common stock as reported on the OTCBB.

	Sales Prices
	2013		2012
	High	Low	High	Low
	(per share)
Fourth Quarter	$15.03	$12.61	$11.80	$9.75
Third Quarter	13.20	11.21	11.80	10.00
Second Quarter	12.00	11.04	11.96	10.00
First Quarter	14.00	10.30	10.60	9.75
Dividend Policy
Payment of dividends is at the discretion of the board of directors of WashingtonFirst and is subject to various federal and state regulatory limitations. The board of directors of WashingtonFirst declared a share dividend in the amount of five one-hundredths (.05) shares of common stock of the Company par value $0.01 per share, and Series A non-voting common stock of the Company, par value $0.01 per share, payable on May 17, 2013 to shareholders of record on April 26, 2013. In addition, the board of directors of WashingtonFirst declared its first cash dividend in the amount of four cents ($.04) per share of common stock payable on January 2, 2014 to shareholders of record on December 13, 2013.
As a holding company, the Company is dependent upon the Bank to provide funding for its operating expenses, debt service and dividends. Various banking laws applicable to the Bank limit the payment of dividends and other distributions by the Bank and may therefore limit the Company’s ability to pay dividends on its common stock. Regulatory authorities could impose administratively stricter limitations on the ability of the Bank to pay dividends to the Company if such limits were deemed appropriate to preserve certain capital adequacy requirements.
In addition, the Federal Reserve Board has indicated that bank holding companies should review their dividend policy in relation to the organization’s overall asset quality, level of current and prospective earnings and level, composition and quality of capital. The guidance provides that the Company inform and consult with the Federal Reserve Board prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in an adverse change to the Company’s capital structure. See “Item 1. Business – Regulation” for additional information about restrictions on the Company’s ability to pay dividends.
The terms of our trust preferred securities and the preferred stock we issued under the SBLF contain restrictions on our ability to declare and pay dividends on out common stock. See “Item 1A. Risk Factors – Risks Associated with WashingtonFirst’s Common Stock – Future dividend payments and common stock repurchases are subject to certain restrictions by the terms of the Secretary of the Treasury’s equity investment in WashingtonFirst” – WashingtonFirst assumed approximately $10.0 million in trust preferred capital notes in its acquisition of Alliance Bankshares Inc. in December 2012.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2013 regarding WashingtonFirst’s equity compensation plans under which its equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and right (a)	Weighted-average exercise pricing of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	638,771	$10.68	346,327
Equity compensation plan not approved by security holders	—	—	—
Total	638,771	$10.68	346,327
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

	2013	2012	2011	2010	2009
	(Dollars in thousands, except per share data)
Results of Operations:
Interest income	$46,100	$27,876	$24,387	$19,958	$17,513
Interest expense	6,130	4,949	5,009	5,516	6,265
Net interest income	39,970	22,927	19,378	14,442	11,248
Provision for loan losses	4,755	3,225	2,301	1,747	1,515
Net interest income after provision for loan losses	35,215	19,702	17,077	12,695	9,733
Non-interest income	1,868	3,884	1,159	938	1,224
Non-interest expenses	28,117	20,178	13,835	11,222	9,895
Income before taxes	8,966	3,408	4,401	3,411	1,063
Income tax expense	2,627	1,173	1,794	926	519
Net income	6,339	2,235	2,607	1,485	543
Net income available to common stockholders	6,161	2,057	1,930	705	86
Per Share Data (1):
Net income - basic per share	$0.81	$0.60	$0.67	$0.25	$0.03
Net income - diluted per share	0.80	0.59	0.65	0.25	0.03
Book value per common share	11.74	11.72	12.27	11.23	10.68
Tangible book value per common share	11.23	11.16	11.03	9.99	9.34
Period End Balances:
Assets	$1,127,559	$1,147,818	$559,462	$434,526	$355,260
Loans	838,120	753,355	419,937	329,759	271,724
Investments (2)	148,897	138,221	59,477	48,216	25,189
Deposits	948,903	972,660	479,001	353,818	276,610
Borrowings (3)	63,489	64,923	24,350	32,850	33,850
Shareholders’ equity	107,604	101,520	53,477	46,121	42,798
Average Balances:
Assets	$1,060,309	$575,751	$494,121	$401,942	$326,271
Loans	783,683	443,578	369,009	292,170	251,190
Investments (2)	124,418	66,675	54,609	42,027	32,730
Deposits	892,167	487,318	414,568	322,601	252,240
Borrowings (3)	56,693	29,314	28,088	33,354	37,985
Shareholders’ equity	105,489	56,801	49,727	44,491	34,564
Performance Ratios:
Return on average assets	0.60%	0.39%	0.53%	0.37%	0.17%
Return on average shareholders' equity	6.01%	3.92%	5.24%	3.34%	1.57%
Yield on average interest-earning assets	4.49%	4.96%	5.06%	5.10%	5.53%
Rate on average interest-bearing liabilities	0.84%	1.24%	1.43%	1.81%	2.48%
Net interest spread	3.65%	3.72%	3.63%	3.29%	3.05%
Net interest margin	3.90%	4.08%	4.02%	3.69%	3.55%
Efficiency ratio	67.2%	75.3%	67.4%	72.3%	78.7%
Capital Ratios:
Total regulatory capital to risk-weighted assets	14.05%	13.77%	11.84%	12.46%	14.56%
Tier 1 capital to risk-weighted assets	12.80%	12.71%	10.73%	11.50%	13.55%
Tier 1 leverage	10.53%	9.97%	9.06%	9.62%	11.32%
Tangible common equity to tangible assets	7.64%	6.97%	5.78%	6.92%	7.69%
Average equity to average assets	9.95%	9.87%	10.06%	11.07%	10.59%
Credit Quality Ratios:
Allowance for loan losses to loans	1.02%	0.83%	1.17%	1.05%	1.05%
Non-GAAP adjusted allowance for loan losses to total loans (4)	1.81%	2.09%	n/a	n/a	n/a
Non-performing loans to total loans	2.48%	2.48%	1.50%	1.27%	1.14%
Non-performing assets to total assets	1.97%	1.92%	1.25%	1.23%	1.11%
Net charge-offs to average loans	0.32%	0.43%	0.22%	0.35%	0.32%

(1) Retroactively adjusted to reflect the effect of all stock dividends.
(2) Includes the following categories from the balance sheet: available-for-sale investment securities and other equity securities.
(3) Includes the following categories from the balance sheet: other borrowings, FHLB advances, and long-term borrowings.
(4) Reconciliation to GAAP measure provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-
Allowance for loan losses."

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations should be read together with WashingtonFirst’s financial statements and the related notes to the financial statements for the fiscal years ended December 31, 2013 and 2012.
The discussion below and the other sections to which WashingtonFirst has referred you contains management’s comments on WashingtonFirst’s business strategy and outlook, such discussions contain forward-looking statements. These forward-looking statements reflect the expectations, beliefs, plans and objectives of management about future financial performance and assumptions underlying management’s judgment concerning the matters discussed, and accordingly, involve estimates, assumptions, judgments and uncertainties. WashingtonFirst’s actual results could differ materially from those discussed in the forward-looking statements and the discussion below is not necessarily indicative of future results. Factors that could cause or contribute to any differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in Item 1A “Risk Factors” and below in “Cautionary Note Regarding Information Regarding Forward-Looking Statements.”
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
Forward-looking statements reflect our expectation or prediction of future conditions, events or results based on information currently available. These forward-looking statements are subject to significant risks and uncertainties that may cause actual results to differ materially from those in such statements. These risk and uncertainties include, but are not limited to, the risks identified in Item 1A “Risk Factors” and the following:

•	competition among financial services companies may increase and adversely affect operations of WashingtonFirst;

•	changes in the level of nonperforming assets and charge-offs;

•	changes in the availability of funds resulting in increased costs or reduced liquidity;

•	changes in accounting policies, rules and practices;

•	changes in the assumptions underlying the establishment of reserves for possible loan losses and other estimates;

•	impairment concerns and risks related to WashingtonFirst’s investment portfolio, and the impact of fair value accounting, including income statement volatility;

•	changes in the interest rate environment and market prices may reduce WashingtonFirst’s net interest margins, asset valuations and expense expectations;

•	general business and economic conditions in the markets WashingtonFirst serve change or are less favorable than expected;

•	legislative or regulatory changes adversely affect WashingtonFirst’s businesses;

•	reactions in financial markets related to potential or actual downgrades in the sovereign credit rating of the United States and the budget deficit or national debt of the United States government;

•	changes in the way the FDIC insurance premiums are assessed;

•	increase in personal or commercial bankruptcies or defaults; and

•	technology-related changes are harder to make or more expensive than expected.
Forward-looking statements included herein speak only as of the date of this report. WashingtonFirst does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of this report or to reflect the occurrence of unanticipated events except as required by federal securities laws.

Overview
WashingtonFirst generates the majority of its revenues from interest income on loans, income from investment securities, and service charges on customer accounts. Revenues are partially offset by interest expense paid on deposits and other borrowings, and non-interest expenses such as compensation and employee benefits, other operating costs and occupancy expenses. Net interest income is the difference between interest income on earning assets such as loans and securities and interest expense on liabilities such as the deposits and borrowings used to fund those assets. Net interest income is the Company’s largest source of revenue. Net interest income for the year ended December 31, 2013 was $40.0 million, compared to $22.9 million for the year ended December 31, 2012. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and margin. The Company has recognized increased net interest income primarily due to the increase in the volume of interest-earning assets resulting from its acquisition of Alliance bank in December 2012.
Net income available to common shareholders was $6.2 million and $2.1 million for the years ended December 31, 2013 and 2012, respectively, and diluted earnings per share were $0.80 per common share and $0.59 per common share for these same periods. The increase in net income available to common shareholders during fiscal year 2013 compared to 2012 is primarily the result of the acquisition of Alliance in December 2012. In addition to the increased revenues earned as a result of the larger loan portfolio, increased costs were incurred during fiscal year 2013 compared to fiscal year 2012. Compensation and employee benefit expenses for the year ended December 31, 2013 increased by $5.6 million compared to same period in 2012 primarily due to an increase in the number of employees resulting from the additional branches in the acquisition of Alliance. Premises and equipment expenses increased by $2.8 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 as a result of the increase in number of branches. The Company’s other operating expenses also increased for fiscal year ended 2013, compared to the fiscal year ended 2012, primarily as a result of the increased size of operations.
As of December 31, 2013 and 2012, total assets were $1.1 billion. Total net loans increased $82.5 million from December 31, 2012 to December 31, 2013. Tier 1 capital increased by $7.8 million to $112.8 million as of December 31, 2013, compared to $105.0 million as of December 31, 2012.
As of December 31, 2013, WashingtonFirst had $22.3 million in nonperforming assets, an increase of $0.2 million from December 31, 2012. The Company had an increase of $2.3 million in the allowance for loan losses during the year ended December 31, 2013, resulting in an $8.5 million allowance for loan losses as of December 31, 2013, compared to $6.3 million as of December 31, 2012.
A further discussion of WashingtonFirst’s financial condition and results of operations is contained in the following sections.

Critical Accounting Policies and Estimates
The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements may reflect different estimates, assumptions, and judgments. Certain policies inherently rely to a greater extent on the use of estimates, assumptions, and judgments and as such may have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary for assets and liabilities that are required to be recorded at fair value. A decline in the value of assets required to be recorded at fair value will warrant an impairment write-down or valuation allowance to be established. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when readily available. Management believes the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results:

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
The general allowance constituted 52.0 percent of the total allowance at December 31, 2013 and 50.5 percent at December 31, 2012. The general allowance is calculated in two parts based on an internal risk classification of loans within each portfolio segment. Allowances on loans considered to be impaired under regulatory guidance are calculated separately from loans considered to be “pass” rated under the same guidance. This segregation allows the Company to monitor the allowance applicable to higher risk loans separate from the remainder of the portfolio in order to better manage risk and ensure the sufficiency of the allowance for loan losses. The loans acquired in the acquisition of Alliance were recorded at fair value, and are not affecting the allowance for loan losses as of December 31, 2012. Allowances on those loans subsequent to the acquisition have been recorded in the allowance for loan losses.

As of December 31, 2013, the specific allowance accounted for 48.0 percent percent of the total allowance as compared to 49.5 percent at December 31, 2012. The estimated losses on impaired loans can differ substantially from actual losses. The portion of the allowance representing specific allowances is established on individually impaired loans. As a practical expedient, for collateral dependent loans, the Company measures impairment based on the net realizable value of the underlying collateral. For loans on which the Company has not elected to use a practical expedient to measure impairment, the Company will measure impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate. In determining the cash flows to be included in the discount calculation the Company considers the following factors that combine to estimate the probability and severity of potential losses:

•	the borrower’s overall financial condition;

•	resources and payment record;

•	demonstrated or documented support available from financial guarantors; and

•	the adequacy of collateral value and the ultimate realization of that value at liquidation.
Goodwill and Other Intangible Asset Impairment
Goodwill represents the excess purchase price paid over the fair value of the net assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value be compared to the carrying amount of net assets, including goodwill. If the net fair value exceeds the net book value, no write-down of recorded goodwill is required. If the fair value is less than book value, an expense may be required to write-down the related goodwill to the proper carrying value. The Company tests for impairment of goodwill as of each fiscal year end and again at any quarter-end if any triggering events occur during a quarter that may affect goodwill. Examples of such events include, but are not limited to, a significant deterioration in future operating results, adverse action by a regulator or a loss of key personnel. Determining the fair value requires the Company to use a degree of subjectivity. No goodwill impairment was recognized for the years ended December 31, 2013 and 2012.
Core deposit intangible assets arise when a bank has a stable deposit base comprised of funds associated with long-term customer relationships. The intangible asset value derives from customer relationships that provide a low-cost source of funding. With its acquisition of Alliance in December 2012, the Company recorded $0.4 million of core deposit intangibles, which is presented in other assets on the consolidated balance sheet. This is be amortized over a five year period ending December 2017.
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
Results of Operations
For the year ended December 31, 2013, WashingtonFirst’s net income available to common shareholders was $6.2 million or $0.80 per diluted common share, compared to $2.1 million or $0.59 per diluted common share for the year ended December 31, 2012. Basic net income per common share for the year ended December 31, 2013 was $0.81 per common share compared to $0.60 per common share for the year ended December 31, 2012. The increase in net income during 2013 as compared to the same period in 2012 is primarily the result of the increased size of the loan portfolio and operations of the Company due to the Alliance acquisition in December 2012. The following sections provide more detail regarding specific components of WashingtonFirst’s results of operations.
Selected Performance Ratios

	For the Year Ended December 31,
	2013	2012
	(dollars in thousands)
Average total assets	$1,060,309	$575,751
Average shareholders' equity	105,489	56,801
Net income	6,339	2,235
Return on average assets	0.60%	0.39%
Return on average shareholders' equity	6.01%	3.92%
Return on average common equity	7.03%	5.28%
Average shareholders' equity to average total assets	9.95%	9.87%
Efficiency ratio	67.20%	75.26%
Dividend payout ratio	4.94%	—%
Net Interest Income.
Net interest income was $40.0 million for 2013 compared to $22.9 million for 2012. The overall net interest margin was 3.90 percent for the year ended December 31, 2013 compared to 4.08 percent for the year ended December 31, 2012. The decrease in interest spread and net interest margin is primarily the result of a lower yield on the loan portfolio in the 2013, resulting from the early payoff of certain loans that had positive purchase accounting marks associated with them. These purchase accounting marks were being recognized over the life of the loans into interest income and, due to the early payoff, these amounts were fully recognized in 2013, thus decreasing the yield on the loan portfolio. Additionally, the Bank had higher liquidity and a lower loan-to-deposit ratio during 2013 which lead to a lower yield on earnings assets. This, in turn, led to a reduction in the interest spread and net interest margin for the year ending December 31, 2013.

The following tables provide information regarding interest-earning assets and funding for the years ended December 31, 2013 and 2012. The balance of non-accruing loans is included in the average balance of loans presented, though the related income is accounted for on a cash basis. Therefore, as the balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly. The lower average rate on interest-bearing demand deposits, money market deposit accounts and savings accounts is consistent with general trends in average short-term rates during the periods presented. The downward trend in the average rate on time deposits reflects the maturity of older time deposits and the issuance of new time deposits at lower market rates.
Average Balances, Interest Income and Expense and Average Yield and Rates

	For the Year Ended December 31,
	2013			2012
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (1)	$783,683	$43,538	5.56%	$443,578	$26,305	5.93%
Interest-bearing balances	8,726	48	0.55%	9,746	53	0.54%
Investment securities (2)	124,418	2,254	1.81%	66,675	1,410	2.11%
Federal funds sold	109,291	260	0.24%	42,268	108	0.26%
Total interest earning assets	1,026,118	46,100	4.49%	562,267	27,876	4.96%
Non-interest earning assets:
Cash and due from banks	4,030			2,565
Premises and equipment	3,755			2,790
Other real estate owned (OREO)	2,432			744
Other assets	30,738			13,198
Less: allowance for loan losses	(6,764)			(5,813)
Total non-interest earning assets	34,191			13,484
Total Assets	$1,060,309			$575,751

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$88,479	$167	0.19%	$19,817	$58	0.29%
Money market deposit accounts	134,514	666	0.50%	60,723	376	0.62%
Savings accounts	104,590	803	0.77%	77,666	716	0.92%
Time deposits	342,880	3,128	0.91%	212,134	2,924	1.38%
Total interest-bearing deposits	670,463	4,764	0.71%	370,340	4,074	1.10%
FHLB advances	33,269	672	2.02%	28,013	724	2.58%
Other borrowings and long-term borrowings	23,424	694	2.96%	1,301	151	11.61%
Total interest-bearing liabilities	727,156	6,130	0.84%	399,654	4,949	1.24%
Non-interest-bearing liabilities:
Demand deposits	221,704			116,978
Other liabilities	5,960			2,318
Total non-interest-bearing liabilities	227,664			119,296
Total Liabilities	954,820			518,950
Shareholders’ Equity	105,489			56,801
Total Liabilities and Shareholders’ Equity	$1,060,309			$575,751

Interest Spread (3)			3.65%			3.72%
Net Interest Margin (4)(5)		$39,970	3.90%		$22,927	4.08%

(1)	Loans placed on non-accrual status are included in loan balances.

(2)	Includes available-for-sale investment securities and other equity securities.

(3)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(4)	Interest income and yield are presented on a fully taxable equivalent basis.

(5)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

The following tables set forth information regarding the changes in the components of WashingtonFirst’s net interest income for the periods indicated. For each category, information is provided for changes attributable to changes in volume (change in volume multiplied by old rate) and changes in rate (change in rate multiplied by old volume). Combined rate/volume variances, the third element of the calculation, are allocated based on their relative size. The decreases in income due to changes in rate reflect the reset of variable rate investments, variable rate deposit accounts and adjustable rate mortgages to lower rates and the acquisition of new lower yielding investments and loans, as described above. The decreases in expense reflects the decreased cost of funding due to lower interest rates available in the debt markets. The increases due to changes in volume reflect the increase in on-balance sheet assets during 2013 and 2012.

	2013 vs. 2012			2012 vs. 2011
	(Decrease)/Increase Due to			(Decrease)/Increase Due to
	Rate	Volume	Total	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Loans	$(1,739)	$18,972	$17,233	$(955)	$4,446	$3,491
Interest-bearing balances	1	(6)	(5)	(64)	(107)	(171)
Investment securities	(225)	1,069	844	(133)	266	133
Federal funds sold	(9)	161	152	13	23	36
Total income from interest-earning assets	(1,972)	20,196	18,224	(1,139)	4,628	3,489
Expense from interest-bearing liabilities:
Interest-bearing deposits	(1,800)	2,490	690	(496)	496	—
FHLB Advances	(173)	121	(52)	(210)	(2)	(212)
Borrowed funds	(193)	736	543	—	152	152
Total expense from interest-bearing liabilities	(2,166)	3,347	1,181	(706)	646	(60)
Increase in net interest income	$194	$16,849	$17,043	$(433)	$3,982	$3,549
Interest Earning Assets
Average loan balances were $783.7 million for the year ended December 31, 2013 compared to $443.6 million in 2012. Loans grew primarily due to the Alliance acquisition in December 2012. The related interest income from loans was $43.5 million for the year ended December 31, 2013 resulting in an average yield of 5.56 percent, compared to $26.3 million for the year ended December 31, 2012, resulting in an average yield of 5.93 percent. The decrease in average yield on loans reflects a declining interest rate environment during most of the period and the effects of purchase accounting marks being fully recognized on loans paid off early during 2013. Interest rates are established for classes of loans that include variable rates based on the prime rate as reported by The Wall Street Journal or other identifiable bases while others carry fixed rates with terms as long as 15 years. Most variable rate originations include minimum initial rates and/or floors.
Investment securities averaged $124.4 million for the year ended December 31, 2013, compared to $66.7 million for 2012. The increase in the average investment securities during 2013 compared to 2012 was primarily a result of the Alliance acquisition in December 2012. Interest income generated on these investment securities for the year ended December 31, 2013 totaled $2.3 million, or a 1.81 percent yield, compared to $1.4 million or a 2.11 percent yield for the year ended December 31, 2012.
Short-term investments in federal funds sold averaged $109.3 million for the year ended December 31, 2013, compared to $42.3 million for 2012. The increase in average short-term investments during 2013 compared to 2012 is primarily a result of the Alliance acquisition in December 2012. Interest income generated on these assets for the year ended December 31, 2013 totaled $0.3 million, or a 0.24 percent yield, compared to $0.1 million or a 0.26 percent yield for 2012.
Interest Bearing Liabilities
Average interest-bearing deposits were $670.5 million for the year ended December 31, 2013 compared to $370.3 million for 2012. The increase in the average interest-bearing deposits during 2013 compared to 2012 was primarily a result of the Alliance acquisition in December 2012. The related interest expense from interest-bearing deposits was $4.8 million for the year ended December 31, 2013, compared to $4.1 million for the year ended December 31, 2012. The average rate on these deposits was 0.71 percent for the year ended December 31, 2013, compared to 1.10 percent for 2012. The lower interest rate environment allowed for competitive repricing of interest bearing accounts.

FHLB advances averaged $33.3 million for the year ended December 31, 2013, compared to $28.0 million in 2012. Interest expense incurred on these borrowing for the year ended December 31, 2013 totaled $0.7 million, or a 2.02 percent rate, compared to $0.7 million, or a 2.58 percent rate, for the year ended December 31, 2012.
Provision for Loan Losses. During 2013, WashingtonFirst recorded provisions to its allowance for loan losses of $4.8 million, charge-offs of $3.0 million and recoveries of $0.5 million. During 2012, WashingtonFirst recorded provisions to its allowance for loan losses of $3.2 million, charge-offs of $2.1 million and recoveries of $0.2 million.
Service Charges on Deposit Accounts. Service charges on deposit accounts were $0.5 million for 2013 and 2012, respectively.
Earnings on bank-owned life insurance. Earnings on bank-owned life insurance were $0.3 million during 2013, compared to $10,000 during 2012. This increase is the result the original purchase of bank-owned life insurance occurring in late 2012 and additional purchases in 2013.
Gain on sale of other real estate owned. During 2013, WashingtonFirst realized net gains of $0.2 million on sale or OREO properties, compared to net gains of $0.1 million during 2012. See Note 8 - Other Real Estate Owned for further details.
Gain on Sale of Loans. During the year ended December 31, 2013, WashingtonFirst realized a gain on the sale of loans of $0.8 million as a result of selling a portfolio of loans acquired in the Alliance merger. No loans were sold in 2012.
Loss on Sale of Available-for-Sale Investment Securities. During the year ended December 31, 2013, WashingtonFirst realized $1.5 million of losses on the sale of available-for-sale securities, compared to immaterial amounts for the year ended December 31, 2012. The loss was primarily caused by the liquidation of an investment in a bank trust preferred collateralized debt obligation security (“Trapeza CDO”) because of uncertainty regarding the future accounting implications of such investment under the revised, final “Volcker Rule” of the Dodd-Frank Act, which was released jointly by the Federal Reserve and a number of federal regulatory agencies in December of 2013. The Trapeza CDO, which was purchased in 2007 and classified as “Available for Sale”, was sold on December 19, 2013.
Other Operating Income. During 2013, WashingtonFirst recorded $1.6 million of other operating income compared to $0.8 million in 2012. This increase is primarily the result of the overall increased size of the Bank resulting in greater transaction fee income.
Compensation and Employee Benefits. Compensation and employee benefits were $14.0 million and $8.4 million for 2013 and 2012, respectively. The increase in compensation and employee benefits in 2013 compared to 2012 is primarily the result of increased headcount, as the number of Company employees nearly doubled in size after the acquisition of Alliance in December 2012.
Premises and Equipment. Premises and equipment expenses were $5.5 million and $2.7 million during 2013 and 2012, respectively, The increase was primarily due to the increase in rent expense associated with the addition of five branch locations with the acquisition of Alliance in December 2012 and the expansion of the corporate office lease during the third quarter of 2013.
Data Processing. Data processing expenses were $3.0 million and $1.5 million during 2013 and 2012, respectively. The increase was primarily due to the increased size of the Company after the Alliance acquisition.
Professional Fees. Professional fees, which includes legal, accounting and other professional services, were $1.5 million and $0.4 million during 2013 and 2012, respectively. The increase in professional fees is primarily due to the Company going public and the substantial increase in size of the Company resulting from the acquisition of Alliance in December 2012.
Other Operating Expenses. Other operating expenses were $4.1 million and $2.2 million during 2013 and 2012, respectively. See Note 18 - Other Expenses for further details.
Financial Condition
Total assets were $1.1 billion as of December 31, 2013 and December 31, 2012, respectively. As of December 31, 2013, WashingtonFirst had $109.2 million of cash and cash equivalents, compared to $224.2 million as of December 31, 2012. As of December 31, 2013, WashingtonFirst had $829.6 million of loans, net of allowance for loan losses, compared to $747.1 million as December 31, 2012. As of December 31, 2013, WashingtonFirst had $145.4 million of investments, compared to $134.6 million as December 31, 2012.
As of December 31, 2013 and December 31, 2012, total deposits were $948.9 million and 972.7 million, respectively.
As of December 31, 2013, WashingtonFirst had total equity of $107.6 million, compared to $101.5 million as of December 31, 2012. The increase in total equity during the year ended 2013 is primarily the result of current earnings and the exercise of certain warrants.

Loan Portfolio
In its lending activities, WashingtonFirst seeks to develop relationships with clients whose business and individual banking needs will grow with WashingtonFirst. WashingtonFirst has made significant efforts to be responsive to the lending needs in the markets served, while maintaining sound asset quality and credit practices. WashingtonFirst extends credit to construction and development, residential real estate, commercial real estate, commercial and industrial and consumer borrowers in the normal course of business. The loan portfolio totaled $838.1 million as of December 31, 2013, an increase of $84.7 million from the December 31, 2012 balance of $753.4 million.
The following table summarizes the composition of the loan portfolio by dollar amount and each segment as a percentage of the total loan portfolio as of December 31, 2013 and 2012:

	As of December 31,
	2013		2012
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Construction and development	$97,324	11.6%	$91,586	12.2%
Commercial real estate	521,760	62.3%	408,359	54.2%
Residential real estate	95,428	11.4%	126,394	16.8%
Real estate loans	714,512	85.3%	626,339	83.2%
Commercial and industrial	120,833	14.4%	124,670	16.5%
Consumer	2,775	0.3%	2,346	0.3%
Total loans	$838,120	100.0%	$753,355	100.0%
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
Loans secured by various types of real estate, which includes construction and development loans, commercial real estate loans, and residential real estate loans, constitute the largest portion of total loans. Of that portion, commercial real estate loans represent the largest dollar exposure. Substantially all of these loans are secured by properties in the greater Washington, D.C. metropolitan area with the heaviest concentration in Northern Virginia. Risk is managed through diversification by sub-market, property type, and loan size, and by seeking loans with multiple sources of repayment. The average loan size in this portfolio is $0.5 million as of December 31, 2013.
Construction and development loans represented 11.6 percent and 12.2 percent of the total loan portfolio at December 31, 2013 and December 31, 2012, respectively. New originations in this segment are being underwritten in the context of current market conditions and are particularly focused in sub-markets which the Company believes to be relatively strong as compared to other markets in the region. Legacy loans, particularly in the land and speculative construction portion of this portfolio, have been largely converted to amortizing loans with regular principal and interest payments. WashingtonFirst expects any future reductions in its land and speculative construction exposure to be partially offset by increases in residential construction activities as market conditions improve.
Secured residential real estate loans represented 11.4 percent and 16.8 percent of total loans as of December 31, 2013 and December 31, 2012, respectively. In general, loans in these categories represent loans underwritten by WashingtonFirst or Alliance, to customers who had or established a deposit relationship with the respective bank at the time the loan was originated. WashingtonFirst believes that its underwriting criteria reflect current market conditions.

The contractual maturity ranges of the loans in WashingtonFirst’s loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2013 are summarized in the following table:

	One Year or Less	One to Five Years	Over Five Years	Total
	(in thousands)
Construction and development	$62,141	$32,219	$2,964	$97,324
Commercial real estate	87,110	236,439	198,211	521,760
Residential real estate	10,313	22,156	62,959	95,428
Commercial and industrial	58,403	48,885	13,545	120,833
Consumer	1,187	1,463	125	2,775
Total loans	$219,154	$341,162	$277,804	$838,120

Loans with a predetermined interest rate	$55,612	$223,212	$69,385	$348,209
Loans with a floating or adjustable interest rate	163,542	117,950	208,419	489,911
Total loans	$219,154	$341,162	$277,804	$838,120
Asset Quality
WashingtonFirst separates its loans into the following categories, based on credit quality: pass; watch; special mention; substandard; doubtful; and loss. WashingtonFirst reviews the characteristics of each rating at least annually, generally during the first quarter of each year. For a discussion of the characteristics of these ratings, see Note 6 - Loans of WashingtonFirst’s Consolidated Financial Statements.
The table below represents WashingtonFirst’s loan portfolio by risk rating, classification, and loan portfolio segment as of December 31, 2013:

	As of December 31, 2013
Internal risk rating grades	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Risk rating number	1 to 5	6	7	8	9
	(in thousands)
Construction and development	$95,271	$—	$—	$2,053	$—	$97,324
Commercial real estate	488,373	11,511	6,308	15,568	—	521,760
Residential real estate	91,616	1,722	163	1,927	—	95,428
Commercial and industrial	110,122	4,851	2,945	2,915	—	120,833
Consumer	2,239	398	—	138	—	2,775
Balance at end of period	$787,621	$18,482	$9,416	$22,601	$—	$838,120
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
When payments are 90 days or more in arrears or when WashingtonFirst determines that it is no longer prudent to recognize current interest income on a loan, WashingtonFirst classifies the loan as non-accrual. Non-accrual loans decreased from $15.6 million as of December 31, 2012 to $15.1 million as of December 31, 2013. From time to time, a loan may be past due 90 days or more but is well secured and in the process of collection and thus warrants remaining on accrual status. WashingtonFirst had no loans as of December 31, 2013 or December 31, 2012 that were past due 90 days or more but were still on accrual status.

The following tables set forth the aging and non-accrual loans by class as of December 31, 2013 and 2012:

	As of December 31, 2013
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	Total Past Due	Total Loans
	(in thousands)
Construction and development	$95,271	$—	$—	$2,053	$2,053	$97,324
Commercial real estate	510,043	613	2,771	8,333	11,717	521,760
Residential real estate	93,338	97	101	1,892	2,090	95,428
Commercial and industrial	117,531	250	381	2,671	3,302	120,833
Consumer	2,532	100	5	138	243	2,775
Balance at end of period	$818,715	$1,060	$3,258	$15,087	$19,405	$838,120

(1) For the purpose of this table, loans 1-29 days past due are included in the balance of current loans

	As of December 31, 2012
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	Total Past Due	Total Loans
	(in thousands)
Construction and development	$86,745	$475	$246	$4,120	$4,841	$91,586
Commercial real estate	397,698	3,630	648	6,383	10,661	408,359
Residential real estate	123,626	678	348	1,742	2,768	126,394
Commercial and industrial	120,685	639	—	3,346	3,985	124,670
Consumer	2,317	—	5	24	29	2,346
Balance at end of period	$731,071	$5,422	$1,247	$15,615	$22,284	$753,355

(1) For the purpose of this table, loans 1-29 days past due are included in the balance of current loans

Allowance for Loan Losses
The allowance for loan losses is an estimate of the losses that are inherent in the loan portfolio at the balance sheet date. The allowance is based on the basic principle that a loss should be accrued when it is probable that the loss has occurred at the date of the financial statements and the amount of the loss can be reasonably estimated. The methodology that WashingtonFirst uses to determine the level of its allowance for loan losses is described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Allowance for Loan Losses”.
The allowance for loan losses was $8.5 million as of December 31, 2013, or approximately 1.02 percent of loans outstanding, compared to $6.3 million or approximately 0.83 percent of loans outstanding, as of December 31, 2012. WashingtonFirst has allocated $3.1 million as of December 31, 2013 for specific non-performing loans. For the year ended December 31, 2013, WashingtonFirst recorded $4.8 million in provisions for loan losses, $3.0 million in charge-offs and $0.5 million in recoveries, compared to $3.2 million in provision for loans losses, $2.1 million in charge-off and $0.2 million in recoveries for the year ended December 31, 2012. The increase in charge-offs during 2013 compared to 2012 was primarily attributable to the charge-off of a commercial loan to a non-profit organization in the amount of $1.0 million that had been previously identified and was fully reserved for as of December 31, 2012.
In connection with the acquisition of Alliance in December 2012, the allowance for loan losses that had been on the books of Alliance was eliminated and Alliance’s loan portfolio, which had a book value of $277.6 million, was recorded on the Bank’s books at the fair value of $268.3 million. Of the Bank’s $838.1 million in gross loans outstanding as of December 31, 2013, $173.1 million or 20.7 percent were recorded on the books at fair value in connection with the acquisition of Alliance in December 2012 and have an aggregate discount on the books of $4.0 million as of December 31, 2013.
The adjustment required to reconcile from GAAP allowance for loan losses to WashingtonFirst’s non-GAAP adjusted allowance for loan losses and adjusted allowance for loan losses to total loans ratios is the addition of the credit purchase accounting marks on purchased loans in the portfolio. Loans that were acquired under the purchase accounting method are carried at book value with certain accounting marks set up on them at the time of purchase. These accounting marks can be pricing marks or credit marks. Pricing marks account for the difference in current interest rates and the interest rate on the loan being acquired, and may be either positive or negative. Credit marks may only be negative and are similar to an allowance for loans losses based on credit quality. Therefore, in determining the adjusted allowance for loan losses and related ratio, the credit mark component is added to the allowance for loan losses and to the total loans held for investment. Below is a reconciliation of the allowance for loan losses and related ratios to the non-GAAP adjusted allowance for loan losses and related ratios as of December 31, 2013 and 2012:

Reconciliation of Allowance for Loan Losses to Total Loans to Non-GAAP Adjusted Allowance for Loan Losses to Non-GAAP Total Loans
	As of December 31,
	2013	2012
	(dollars in thousands)
GAAP allowance for loan losses	$8,534	$6,260
GAAP loans held for investment, at amortized cost	838,120	753,355

GAAP allowance for loan losses to total loans	1.02%	0.83%

GAAP allowance for loan losses	$8,534	$6,260
Plus: Credit purchase accounting marks	6,716	9,700
Non-GAAP adjusted allowance for loan losses	$15,250	$15,960

GAAP loans held for investment, at amortized cost	$838,120	$753,355
Plus: Credit purchase accounting marks	6,716	9,700
Non-GAAP loans held for investment, at amortized cost	$844,836	$763,055

Non-GAAP adjusted allowance for loan losses to total loans	1.81%	2.09%

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
The allowance for loan losses model is reviewed and evaluated each quarter by the Bank’s management to insure its adequacy and applicability in relation to the Bank’s past and future experience with the loan portfolio, from a credit quality perspective.
The following table represents an analysis of the allowance for loan losses for the years ended December 31, 2013 and 2012:

	For the Year Ended December 31,
	2013	2012
	(in thousands)
Balance at beginning of period	$6,260	$4,932
Provision for loan losses	4,755	3,225
Charge-offs:
Construction and development	—	(508)
Commercial real estate	(109)	(694)
Residential real estate	(817)	(232)
Commercial and industrial	(2,077)	(647)
Consumer loans	(1)	(5)
Total charge-offs	(3,004)	(2,086)
Recoveries:
Construction and development	74	19
Commercial real estate	234	138
Residential real estate	42	32
Commercial and industrial	164	—
Consumer	9	—
Total recoveries	523	189
Net charge-offs	(2,481)	(1,897)
Balance at end of period	$8,534	$6,260

Allowance for loan losses to total loans	1.02%	0.83%
Non-GAAP adjusted allowance for loan losses to total loans	1.81%	2.09%
Allowance for loan losses to non-accrual loans	56.57%	40.09%
Allowance for loan losses to non-performing assets	38.33%	28.39%
Non-performing assets to total assets	1.97%	1.92%
Net charge-offs to average loans	0.32%	0.43%

The following table presents the changes in the allowance for losses for the year ended December 31, 2013 by loan type:

	For the Year Ended December 31, 2013
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Beginning Balance	$863	$2,655	$573	$2,142	$27	$6,260
(Release of)/provision for losses	(264)	2,200	1,129	1,620	70	4,755
Charge-offs	—	(109)	(817)	(2,077)	(1)	(3,004)
Recoveries	74	234	42	164	9	523
Ending Balance	$673	$4,980	$927	$1,849	$105	$8,534
The following tables present the ending balances of loans and the related allowance for losses by impairment method and loan type as of December 31, 2013:

	As of December 31, 2013
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Ending Balance:
Evaluated collectively for impairment	$95,271	$498,225	$93,338	$114,655	$2,637	$804,126
Evaluated individually for impairment	2,053	23,535	2,090	6,178	138	33,994
	$97,324	$521,760	$95,428	$120,833	$2,775	$838,120

Allowance for Losses:
Evaluated collectively for impairment	$668	$2,696	$299	$770	$6	$4,439
Evaluated individually for impairment	5	2,284	628	1,079	99	4,095
	$673	$4,980	$927	$1,849	$105	$8,534
Non-performing Assets
Impaired Loans (Loans with a Specific Allowance Allocation). As of December 31, 2013, all loans with impairment allocations were on non-accrual status.
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
As of December 31, 2013, there was $15.1 million in loans on non-accrual status compared to $15.6 million as of December 31, 2012. The $15.1 million non-accrual loan balance consists primarily of loans secured by residential and commercial real estate. The specific allowance for impaired loans as of December 31, 2013 was $3.1 million.
Total Non-performing Assets. As of December 31, 2013, WashingtonFirst had $22.3 million of non-performing assets compared to $22.1 million as of December 31, 2012, an increase of $0.2 million. The ratio of non-performing assets to total assets increased to 1.97 percent as of 2013 from 1.92 percent as of 2012, a 5 basis point increase. The ratio of non-performing assets to total assets as of 2013 increased compared to WashingtonFirst’s historical trends due to the acquisition of Alliance in December 2012.

The following table provides information regarding credit quality as of December 31, 2013 and 2012:

	For the Year Ended December 31,
	2013	2012
	(dollars in thousands)
Non-performing assets:
Non-accrual loans	$15,087	$15,615
Troubled debt restructurings still accruing	5,715	3,036
Asset-backed security	—	106
Other real estate owned	1,463	3,294
Total non-performing assets	$22,265	$22,051

Non-performing assets to total assets	1.97%	1.92%
Other Real Estate Owned (OREO). As of December 31, 2013, WashingtonFirst had $1.5 million classified as OREO on the balance sheet, compared to $3.3 million as of December 31, 2012. During the year ended December 31, 2013, WashingtonFirst sold ten OREO properties collecting cash proceeds of $3.7 million, realizing gains of $0.2 million. In addition, during the year ended December 31, 2013 WashingtonFirst acquired 5 properties with a fair value of $2.2 million, that were classified as OREO. During the year ended December 31, 2012, WashingtonFirst sold one OREO property collecting cash proceeds of $0.9 million, realizing a gain of $0.1 million. In addition, during the year ended December 31, 2012, WashingtonFirst acquired ten properties with a fair value of $3.8 million, of which eight with a fair value of $2.7 million were acquired in the acquisition of Alliance.
The table below reflects the OREO activity for the years ended December 31, 2013 and 2012:

	For the Year Ended December 31,
	2013	2012

Balance at beginning of period	$3,294	$615
Properties acquired at foreclosure	2,176	1,161
Properties acquired in acquisition of Alliance	—	2,677
Sales of foreclosed properties	(3,573)	(851)
Valuation adjustments	(434)	(308)
Balance at end of period	$1,463	$3,294
Investment Securities - Available-for-sale
WashingtonFirst actively manages its portfolio duration and composition in response to changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are pledged as collateral for certain borrowing transactions, public funds and repurchase agreements. The total fair value of the amount of the investment securities accounted for under available-for-sale accounting was $145.4 million as of December 31, 2013 compared to $134.6 million as of December 31, 2012. The increase is primarily attributable to additional purchases of investment securities in excess of amounts that matured during the course of the year in order to increase the proportion of investments on the balance sheet and to increase interest income.
On December 31, 2013, the investment portfolio contained callable and non-callable U.S. Government corporation and agency securities, U.S. Government collateralized mortgage obligations (“CMOs”), U.S. Government mortgage backed securities (“MBS”)and municipal securities.
As of December 31, 2013, U.S. Government corporation and agency securities represented $41.0 million or 28.2 percent of the portfolio, while CMOs and MBS were $86.6 million, or 59.6 percent of the portfolio, and municipal securities were $17.8 million, or 12.2 percent of the portfolio.
The yield on the available-for-sale investment securities portfolio for the year ended December 31, 2013 was 1.81 percent compared to 2.11 percent for the year ended December 31, 2012. When prepayments on various CMOs and MBS instruments occur at a faster rate than anticipated, premium amortization increases which adversely impacts the portfolio yield.

The amortized cost, fair value and yield of investments by remaining contractual maturity for available-for-sale investment securities as of December 31, 2013 are set forth below. Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

	Investment Securities Available-for-Sale as of December 31, 2013
	Amortized Cost	Fair Value	Weighted-Average Yield
	(in thousands)
Due within one year	$3,954	$3,974	2.32%
Due within one to five years	38,895	39,038	1.73%
Due within five to ten years	31,031	30,410	1.91%
Due after ten years	73,814	71,945	1.88%
Total available-for-sale securities	$147,694	$145,367	1.86%

Other Equity Investments
WashingtonFirst’s securities portfolio contains other equity investments that are required to be held as part of its banking operations. These include stock of the FHLB, Atlantic Central Bankers Bank (“ACBB”) and Community Bankers Bank (“CBB”). The following table summarizes the balances of other equity securities as of December 31, 2013 and 2012:

	As of December 31,
	2013	2012
	(in thousands)
FHLB stock	$3,174	$3,267
ACBB	100	100
CBB	256	256
Total other equity securities	$3,530	$3,623
Deposits
WashingtonFirst seeks deposits within its market area by offering high-quality customer service, using technology to deliver deposit services effectively and paying competitive interest rates. A significant portion of its client base and deposits are directly related to home sales and refinancing activity, including those from title and escrow agency customers.
As of December 31, 2013, the deposit portfolio totaled $948.9 million, comprising of $231.3 million of non-interest bearing deposits and $717.6 million of interest bearing deposits. As of December 31, 2012, the deposit portfolio totaled $972.7 million, which was composed of $294.5 million of non-interest bearing deposits and $678.2 million of interest bearing deposits. The $23.8 million decrease in deposits during the year ended December 31, 2013 is primarily the result of management’s decision to decrease non-core deposits, including brokered deposits acquired in the December 2012 acquisition of Alliance. The average balance of interest bearing deposits as of December 31, 2013 was $670.5 million compared to $370.3 million as of December 31, 2012. This significant increase is also the result of the acquisition of Alliance in December 2012. The average cost on these interest-bearing deposits for the year ended December 31, 2013 was 0.71 percent compared to 1.10 percent for the same period in 2012. As interest rates declined over the past year, WashingtonFirst was able to reprice the interest rates on its deposits at lower levels.
Average non-interest bearing demand deposits were $221.7 million as of December 31, 2013 compared to $117.0 million as of December 31, 2012, reflecting the increase in these deposits resulting from the Alliance acquisition.
Scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 were as follows:

Certificates of Deposits Greater Than or Equal to $100,000
As of December 31, 2013
(in thousands)
Three months or less	$31,521
Three through six months	62,096
Six through twelve months	35,267
Over twelve months	47,809
Total certificates of deposit	$176,693

Other Borrowings
Other borrowings consists of customer repurchase agreements which are standard commercial bank transactions that involve a WashingtonFirst customer instead of a wholesale bank or broker. These customer repurchase agreements were acquired through the acquisition of Alliance. Alliance offered this product as an accommodation to larger retail and commercial customers and affluent individuals that request safety for their funds beyond the FDIC deposit insurance limits. WashingtonFirst believes this product offers it a stable source of financing at a reasonable market rate of interest and is continuing the program. As of December 31, 2013, WashingtonFirst had $10.2 million of customer repurchase agreements, compared to $14.4 million as of December 31, 2012.

FHLB Advances
The FHLB is a significant source of funding for WashingtonFirst. WashingtonFirst augments its funding portfolio with FHLB advances for both liquidity and interest rate management. The book value as of 2013 and 2012 contains a $3.5 million and $4.0 million fair market value adjustment, respectively, associated with the advance acquired from Alliance mentioned above and is being amortized over the life of the advance. Advances are secured by a lien on certain loans and securities of WashingtonFirst Bank that are pledged from time to time.
The following table provides information regarding WashingtonFirst’s FHLB advances as of 2013 and 2012:

	As of December 31,
	2013	2012
	(dollars in thousands)
As of period ended:
FHLB advances	$43,478	$40,813
Weighted average outstanding interest rate	1.30%	2.26%
The following table sets forth the composition of FHLB advances during the years ended December 31, 2013 and 2012:

	For the Year Ended December 31,
	2013	2012
	(dollars in thousands)
Averages for the period:
FHLB advances	$33,269	$28,013
Average interest rate paid during the period	2.02%	2.58%
Maximum month-end balance outstanding	$43,478	$67,850
Long-term Borrowings
Long-term borrowings consist of the following as of December 31, 2013 and 2012:

	As of December 31,
	2013	2012
	(in thousands)
Subordinated debt	$2,247	$2,214
Trust preferred capital notes	7,607	7,468
	$9,854	$9,682
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
On June 30, 2003, Alliance invested $0.3 million as common equity into a wholly-owned Delaware statutory business trust (the “Trust”). Simultaneously, the Trust privately issued $10.0 million face amount of thirty-year floating rate trust preferred capital securities (the “Trust Preferred Capital Notes”) in a pooled trust preferred capital securities offering. The Trust used the offering proceeds, plus the equity, to purchase $10.3 million principal amount of Alliances’ floating rate junior subordinated debentures due 2033 (the “Subordinated Debentures”). Both the Trust Preferred Capital Notes and the Subordinated Debentures are callable at any time. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15 percent subject to quarterly interest rate adjustments. The interest rates as of December 31, 2013 and December 31, 2012 were 3.39 percent and 3.54 percent, respectively.
In connection with the acquisition of Alliance in December 2012, the Trust Preferred Capital Notes are guaranteed by WashingtonFirst on a subordinated basis, and were recorded on WashingtonFirst’s books at the time of the Alliance acquisition at a discounted amount of $7.5 million, which was the fair value of the instruments at the time of the acquisition. WashingtonFirst records distributions payable on the Trust Preferred Capital Notes as an interest expense in its consolidated statements of operations, and the $2.5 million discount is being expensed monthly over the life of the obligation.
Under the indenture governing the Trust Preferred Capital Notes, WashingtonFirst has the right to defer payments of interest for up to twenty consecutive quarterly periods. The interest deferred under the indenture compounds quarterly at the interest rate then in effect. WashingtonFirst is not currently deferring the interest payments.
All or a portion of the Trust Preferred Capital Notes may be included as Tier 1 Capital in the regulatory computation of capital adequacy. Under current regulatory guidelines, the Trust Preferred Capital Notes may constitute no more than 25 percent of total Tier 1 Capital. Any amount not eligible to be counted as Tier 1 Capital is considered to be Tier 2 Capital. As of December 31, 2013, the entire amount of Trust Preferred Capital Notes was considered Tier 1 Capital.
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
The risk-based capital standards issued by the Federal Reserve Board currently require all bank holding companies to have “Tier 1 capital” of at least 4.0 percent and “total risk-based” capital (Tier 1 and Tier 2) of at least 8.0 percent of total risk-weighted assets. “Tier 1 capital” generally includes common shareholders’ equity and qualifying perpetual preferred stock together with related surpluses and retained earnings, less deductions for goodwill and various other intangibles. “Tier 2 capital” may consist of a limited amount of intermediate-term preferred stock, a limited amount of term subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock not qualifying as Tier 1 capital, and a limited amount of the general valuation allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.”
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
Both the Company and the Bank are considered “well capitalized” under the risk-based capital guidelines currently in effect for the federal banking regulatory agencies, and maintaining a “well capitalized” regulatory position is important for each organization. Both WashingtonFirst and the Bank monitor their respective capital positions to ensure appropriate capital for the respective risk profile of each organization, as well as sufficient levels to promote depositor and investor confidence in the respective organizations.
Total shareholders’ equity was $107.6 million as of December 31, 2013 compared to the December 31, 2012 level of $101.5 million. The change in equity is primarily attributable current earnings and stock warrants exercised during 2013.

The following table shows WashingtonFirst’s capital categories, capital ratios and the minimum capital ratios currently required by bank regulators as of December 31, 2013 and 2012:

	As of December 31,
	2013	2012
	(in thousands)
Tier 1 Capital:
Common stock	$76	$71
Capital surplus	85,636	80,460
Preferred stock	17,796	17,796
Accumulated earnings	5,605	3,226
Less: disallowed assets	(3,943)	(4,029)
Add: Trust preferred	7,607	7,468
Total Tier 1 Capital	$112,777	$104,992

Tier 2 Capital:
Qualifying allowance for loan losses	$8,534	$6,260
Qualifying subordinated debt	2,500	2,500
Total Tier 2 Capital	$11,034	$8,760

Total risk-based capital	$123,811	$113,752
Risk weighted assets	881,235	826,103
Qualifying quarterly average assets	1,070,599	1,052,614

	As of December 31,
	2013	2012	Regulatory Minimum
Capital Ratios:
Total risk-based capital ratio	14.05%	13.77%	8.00%
Tier 1 risk-based capital ratio	12.80%	12.71%	4.00%
Tier 1 leverage ratio	10.53%	9.97%	4.00%
The regulatory risk-based capital guidelines establish minimum capital levels for WashingtonFirst to be deemed “well capitalized.” The guidelines for “well capitalized” call for a leverage ratio of 5.0 percent, tier 1 risk-based capital ratio of 6.0 percent and total risk-based capital ratio of 10.0 percent. As of December 31, 2013, WashingtonFirst had a total risk-based capital ratio of 14.05 percent, a tier 1 risk-based capital ratio of 12.80 percent, and a leverage ratio of 10.53 percent all in excess of the regulatory minimums to be “well capitalized.” WashingtonFirst Bank and WashingtonFirst monitor the capital levels and the risk profile of the entities to determine if capital levels are sufficient for the risk profiles of the organization. See Item I “Business,” “Revisions to Capital Adequacy Requirements” for a discussion of the new capital requirements.
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
As of December 31, 2013, WashingtonFirst had $109.2 million in cash and cash equivalents to support the business activities and deposit flows of its clients. WashingtonFirst maintains credit lines at the FHLB and other correspondent banks. As of December 31, 2013, WashingtonFirst had a total credit line of $228.1 million with the FHLB with an unused portion of $184.6 million. Borrowings with the FHLB have certain collateral requirements and are subject to disbursement approval by the FHLB. As of December 31, 2013, WashingtonFirst also had $49.0 million in unsecured borrowing capacity from correspondent banks. As of December 31, 2013, WashingtonFirst did not have any outstanding borrowings from its correspondent banks. All borrowings from correspondent banks are subject to disbursement approval. In addition to the borrowing capacity described above, WashingtonFirst may sell investment securities, loans and other assets to generate additional liquidity. WashingtonFirst believes that it has sufficient liquidity to protect depositors, provide for business growth and comply with regulatory requirements.
Concentrations
Substantially all of WashingtonFirst’s loans, commitments and standby letters of credit have been granted to customers located in the greater Washington, D.C. metropolitan area. WashingtonFirst’s overall business includes a significant focus on real estate activities, including real estate lending, title companies and real estate settlement businesses. As of December 31, 2013, commercial real estate loans were 62.3 percent of the total loan portfolio, construction and development loans were 11.6 percent of the total loan portfolio and residential real estate loans were 11.4 percent of the total loan portfolio. In addition, a substantial portion of our non-interest bearing deposits is generated by our title and escrow company clients. See “Item 1A. Risk Factors – Risks Associated With WashingtonFirst’s Business – WashingtonFirst’s profitability depends significantly on local economic conditions.”
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

As part of its interest rate risk management, the Company typically uses the trading and investment portfolio and its wholesale funding instruments to balance its interest rate exposure. There is no guarantee that the risk management techniques and balance sheet management strategies the Company employs will be effective in periods of rapid rate movements or extremely volatile periods. The Company believes its strategies are prudent and within its policy guidelines in the base case of its modeling efforts as of December 31, 2013.
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
The ALM model results for December 31, 2013 are shown in the table below. Assuming an immediate shift in market interest rates and a static balance sheet, the results indicate the Company would expect net interest income to change over the next twelve months as follows under various interest rate shocks:

	Percentage Change in EVE and NII from Base Case
	As of December 31,
Interest	2013		2012
Rate Shocks	NII	EVE	NII	EVE

+200 bp	(0.9)%	0.3%	11.0%	15.0%
+100 bp	(0.7)%	1.1%	5.0%	8.7%
-100 bp	5.6%	0.5%	3.9%	(10.1)%

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
WashingtonFirst Bankshares, Inc.
Reston, Virginia
We have audited the accompanying consolidated balance sheets of WashingtonFirst Bankshares, Inc. as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WashingtonFirst Bankshares, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

March 19, 2014
Richmond, Virginia

BDO USA, LLP, a Delaware limited liability partnership, is the U.S. member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

BDO is the brand name for the BDO network and for each of the BDO Member Firms.

WashingtonFirst Bankshares, Inc.
Consolidated Balance Sheets

	As of December 31,
	2013	2012
	(in thousands)
Assets:
Cash and cash equivalents:
Cash and due from bank balances	$3,569	$4,521
Federal funds sold	99,364	208,476
Interest bearing balances	6,231	11,210
Cash and cash equivalents	109,164	224,207
Investment securities, available-for-sale, at fair value	145,367	134,598
Other equity securities	3,530	3,623
Loans:
Loans held for investment, at amortized cost	838,120	753,355
Allowance for loan losses	(8,534)	(6,260)
Total loans, net of allowance	829,586	747,095
Premises and equipment, net	5,395	3,519
Intangibles	3,943	4,029
Deferred tax asset, net	10,548	11,419
Accrued interest receivable	3,466	3,424
Other real estate owned	1,463	3,294
Bank-owned life insurance	10,283	5,010
Other assets	4,814	7,600
Total Assets	$1,127,559	$1,147,818
Liabilities and Shareholders' Equity:
Liabilities:
Non-interest bearing deposits	$231,270	$294,439
Interest bearing deposits	717,633	678,221
Total deposits	948,903	972,660
Other borrowings	10,157	14,428
FHLB advances	43,478	40,813
Long-term borrowings	9,854	9,682
Accrued interest payable	524	2,012
Other liabilities	7,039	6,703
Total Liabilities	1,019,955	1,046,298
Shareholders' Equity:
Preferred stock:
Series D - 17,796 shares issued and outstanding, 1% dividend	89	89
Additional paid-in capital - preferred	17,707	17,707
Common stock:
Common Stock Voting, $0.01 par value, 50,000,000 shares authorized, 6,552,111 and 6,099,629 shares issued and outstanding, respectively	66	61
Common Stock Non-Voting, $0.01 par value, 10,000,000 shares authorized, 1,096,359 and 1,044,152 shares issued and outstanding, respectively	10	10
Additional paid-in capital - common	85,636	80,460
Accumulated earnings	5,605	3,226
Accumulated other comprehensive loss	(1,509)	(33)
Total Shareholders’ Equity	107,604	101,520
Total Liabilities and Shareholders' Equity	$1,127,559	$1,147,818
See accompanying notes to consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Operations

	For the Year Ended December 31,
	2013	2012
	(in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$43,538	$26,305
Interest and dividends on investments	2,562	1,571
Total interest income	46,100	27,876
Interest expense:
Interest on deposits	4,764	4,074
Interest on borrowings	1,366	875
Total interest expense	6,130	4,949
Net interest income	39,970	22,927
Provision for loan losses	4,755	3,225
Net interest income after provision for loan losses	35,215	19,702
Non-interest income:
Service charges on deposit accounts	527	474
Earnings on bank-owned life insurance	273	10
Gain on sale of other real estate owned	160	73
Gain on acquisition	—	2,497
Gain on sale of loans	821	—
Loss on sale of available-for-sale investment securities	(1,472)	—
Other operating income	1,559	830
Total non-interest income	1,868	3,884
Non-interest expense:
Compensation and employee benefits	14,036	8,441
Premises and equipment	5,496	2,729
Merger expenses	—	4,858
Data processing	3,015	1,485
Professional fees	1,492	442
Other operating expenses	4,078	2,223
Total other expenses	28,117	20,178
Income before provision for income taxes	8,966	3,408
Provision for income taxes	2,627	1,173
Net income	6,339	2,235
Preferred stock dividends and accretion	(178)	(178)
Net income available to common shareholders	$6,161	$2,057

Earnings per common share:
Basic earnings per common share (1)	$0.81	$0.60
Fully diluted earnings per common share (1)	$0.80	$0.59
(1) Retroactively adjusted to reflect the effect of all stock dividends.
See accompanying notes to consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2013	2012
	(in thousands)
Net income	$6,339	$2,235
Other comprehensive income, net of tax:
Net unrealized holding (losses)/gains, net of tax	(2,648)	43
Adjustments to deferred tax asset rate	(140)	—
Reclassification adjustment for realized gains	1,312	—
Net change from available-for-sale securities (1)	(1,476)	43
Comprehensive income	$4,863	$2,278

(1) Unrealized (losses)/gains on available for sale securities is shown net of income tax benefit of $1.4 million and income tax expense of $27,000 for the years ended December 31, 2013 and 2012, respectively.

See accompanying notes to consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Changes in Shareholders' Equity

	For the Year Ended December 31,
	2013		2012
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Preferred stock:
Balance, beginning of period	17,796	$89	17,796	$89
Balance, end of period	17,796	$89	17,796	$89
Additional paid-in capital - preferred:
Balance, beginning of period		$17,707		$17,707
Balance, end of period		$17,707		$17,707
Common stock:
Balance, beginning of period	7,143,781	$71	2,770,653	$13,853
Exercise of stock options	4,958	—	—	—
Exercise of warrants	125,674	2	—	—
Change in par value - $5.00 to $0.01	—	—	—	(13,826)
Issuance of stock related to Alliance acquisition	—	—	1,812,933	18
Issuance of stock	—	—	2,395,808	24
Issuance of common stock under restricted stock agreements	11,058	—	26,514	—
Common stock dividends	362,999	3	137,873	2
Balance, end of period	7,648,470	$76	7,143,781	$71
Additional paid-in capital - common:
Balance, beginning of period		$80,460		$19,286
Exercise of stock options		46		—
Exercise of warrants		1,434		—
Change in par value - $5.00 to $0.01		—		13,826
Issuance of stock related to Alliance acquisition		—		20,141
Issuance of stock		—		25,153
Warrants issued for sub-debt		—		305
Common stock dividends		3,469		1,446
Stock compensation expense		227		303
Balance, end of period		$85,636		$80,460
Accumulated earnings:
Balance, beginning of period		$3,226		$2,618
Net income		6,339		2,235
Preferred stock dividends		(178)		(178)
Common stock dividends		(3,472)		(1,448)
Common stock dividends (Partial shares - cash portion)		(4)		(1)
Cash dividends ($0.04 per share)		(306)		—
Balance, end of period		$5,605		$3,226
Accumulated other comprehensive income:
Balance, beginning of period		$(33)		$(76)
Change in unrealized loss on available-for-sale securities, net of tax and reclassification adjustments		(1,476)		43
Balance, end of period		$(1,509)		$(33)
Total shareholders' equity		$107,604		$101,520
See accompanying notes to consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$6,339	$2,235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,369	776
Amortization of purchase accounting marks	(3,348)	—
Loss on sale of available-for-sale investment securities	1,472	—
Gain on sale of loans	(821)	—
Gain on sale of other real estate owned	(160)	(73)
Provision for loan losses	4,755	3,225
Write-down of other real estate owned	434	308
Earnings on bank-owned life insurance	(273)	(10)
Gain on acquisition of Alliance	—	(2,497)
Deferred income taxes	1,259	(790)
Net amortization on available-for-sale investment securities	1,312	461
Stock based compensation	227	303
Net change in:
Interest receivable	(42)	(1,702)
Other assets	2,643	1,244
Interest payable	(1,488)	1,536
Other liabilities	496	374
Net cash provided by operating activities	14,174	5,390
Cash flows from investing activities:
Net cash received in Alliance acquisition	—	115,452
Purchase of available-for-sale investment securities	(67,895)	(18,378)
Proceeds from repayment of available-for-sale investment securities	45,827	15,474
Proceeds from sale/call of available-for-sale investment securities	6,329	—
Net increase in loans	(87,020)	(68,532)
Purchase of bank-owned life insurance	(5,000)	(5,000)
Net decrease/(increase) in FHLB stock	93	(1,276)
Purchases of Community Bankers Bank Stock	—	(206)
Proceeds from sale of real estate owned	3,733	923
Purchases of premises and equipment, net	(2,777)	(771)
Net cash used in investing activities	(106,710)	37,686
Cash flows from financing activities:
Net (decrease)/increase in deposits	(22,684)	93,523
Net decrease in FHLB advances	3,150	(12,500)
Net decrease in other borrowings	(4,271)	259
Net increase in subordinated debt	—	2,530
Proceeds from issuance of common stock, net	1,435	25,177
Proceeds from exercise of stock options	45	—
Dividends paid - cash portion for fractional shares on 5% dividend	(4)	(1)
Preferred stock dividends paid	(178)	(178)
Net cash (used in)/provided by financing activities	(22,507)	108,810
Net decrease in cash and cash equivalents	(115,043)	151,886
Cash and cash equivalents at beginning of period	224,207	72,321
Cash and cash equivalents at end of period	$109,164	$224,207
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

(b)	Cash and Cash Equivalents and Statements of Cash Flows
For purposes of the statements of cash flows, cash and cash equivalents consists of cash and due from banks, interest bearing balances and federal funds sold. The Bank maintains deposits with other commercial banks in amounts that may exceed federal deposit insurance coverage. Management regularly evaluates the credit risk associated with these transactions and believes that the Bank is not exposed to any significant credit risks on cash and cash equivalents. The Bank is required to maintain certain average reserve balances with the Federal Reserve Bank of Richmond. Those balances include usable vault cash and amounts on deposit with the Federal Reserve Bank of Richmond. The Bank had no compensating balance requirements or required cash reserves with correspondent banks as of December 31, 2013. The Bank maintains interest bearing balances at other banks to help ensure sufficient liquidity and provide additional return versus overnight Federal Funds.

The following table sets forth information regarding certain cash and non-cash transactions for the years ended December 31, 2013 and 2012:

	For the Year Ended December 31,
	2013	2012
	(in thousands)
Cash paid during the period for:
Interest paid on interest-bearing deposits	$4,678	$4,193
Income taxes paid	2,430	2,682
Non-cash activity:
Loans converted into other real estate owned	2,176	1,161
Non-cash activity resulting from acquisition of Alliance:
Common shares issued:
Common shares issued (1,812,933 shares)	—	20,160
Assets acquired:
Cash and cash equivalents	—	121,228
Investment securities	—	74,750
Loans, net of unearned income	—	268,294
Premises and equipment, net	—	813
Deferred income taxes	—	9,174
Core deposit intangible	—	430
Other real estate owned	—	2,326
Other assets	—	6,326
Liabilities assumed:
Deposits	—	400,136
FHLB advances	—	28,976
Other borrowings	—	21,626
Other liabilities	—	4,170

(c)	Use of Estimates
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
Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. All securities were classified as available-for-sale as of December 31, 2013 and 2012.
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
The Bank leases certain buildings under operating leases with terms greater than one year and with minimum lease payments associated with these agreements. Rent expense is recognized on a straight-line basis over the expected lease term in accordance with ASC 840. Within the provisions of certain leases, there are predetermined fixed escalations of the minimum rental payments over the base lease term. The effects of the escalations have been reflected in rent expense on a straight-line basis over the lease term, and the difference between the recognized rental expense and the amounts payable under the lease is recorded as deferred lease payments. The amortization period for leasehold improvements is the term used in calculating straight-line rent expense or their estimated economic life, whichever is shorter.

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
The provision for income taxes is based on the results of operations, adjusted primarily for (1) tax-exempt income and (2) the earnings from BOLI and stock-based compensation which are in excess of the tax-exempt income amounts. Certain items of income and expense are reported in different periods for financial reporting and tax return purposes. Deferred tax assets and liabilities are determined based on the differences between the consolidated financial statement and income tax basis of assets and liabilities measured by using the enacted tax rates and laws expected to be in effect when the timing differences are expected to reverse. Deferred tax expense or benefit is based on the difference between deferred tax asset or liability from period to period. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. A tax position is recognized as a benefit only if it is “more likely than not” (i.e., more than 50% likely) that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is more likely than not to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.
The Company and the Bank are subject to U.S. federal income tax, the District of Columbia income tax and the State of Maryland income tax. The Company is no longer subject to examination by Federal or State taxing authorities for the years before 2010. As of December 31, 2013 and 2012 the Company did not have any unrecognized tax benefits. The Company does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other non-interest expense. As of December 31, 2013 and 2012, the Company does not have any amounts accrued for interest and/or penalties.

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
Basic earnings (loss) per common share is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding, which includes both voting and non-voting common shares outstanding. Diluted earnings (loss) per common share is computed by dividing applicable net income (loss) by the weighted average number of common shares outstanding and any dilutive potential common shares and dilutive stock options. It is assumed that all dilutive stock options were exercised at the beginning of each period and that the proceeds were used to purchase shares of the Company’s common stock at the average market price during the period. Prior years per share information has been retroactively adjusted to date in order to give effect to all stock dividends declared.

(q)	Goodwill
Goodwill represents the excess of purchase price over fair value of net assets and liabilities acquired. Under ASC 350-10, goodwill is not amortized over an estimated life, but rather it is evaluated at least annually for impairment by comparing its fair value with its recorded amount and is written down when appropriate. Projected net operating cash flows are compared to the carrying amount of the goodwill recorded and if the estimated net operating cash flows are less than the carrying amount, a loss is recognized to reduce the carrying amount to fair value. There was no impairment of goodwill in the years ended December 31, 2013 or 2012. For more information regarding goodwill, see Note 10—Intangible Assets.

(r)	Recent Accounting Pronouncements
In January 2014, the FASB issued new guidance related to Troubled Debt Restructurings, which clarifies the timing of when an in substance repossession or foreclosure of collateralized residential real property is deemed to have occurred. The guidance also requires new disclosures related to the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. This guidance is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of this guidance is not expected to be material to the consolidated financial position, results of operations or cash flows.

In January 2014, the FASB issued new guidance related to Investments in Qualified Affordable Housing Projects. The new guidance allows an entity, provided certain criteria are met, to elect the proportional amortization method to account for these investments. The proportional amortization method allows an entity to amortize the initial cost of the investment in proportion to the amount of tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of the provision for income taxes. This guidance is effective for interim and annual reporting periods beginning after December 15, 2014. WashingtonFirst is currently evaluating this guidance to determine the impact on its consolidated financial position, results of operations and cash flows.

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
The transaction, was accounted for as a purchase and constituted a reorganization for U.S. federal income tax purposes. In conjunction with the merger, WashingtonFirst listed its shares of common stock on the NASDAQ. During 2012, WashingtonFirst incurred approximately $4.9 million in expenses associated with the Alliance merger. In reviewing the business and financial information presented in this report and comparing the performance of WashingtonFirst to prior periods, readers must consider the effects of the Alliance merger on the performance of WashingtonFirst.
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
In many cases, the fair values of assets acquired and liabilities assumed were determined by estimating the cash flows expected to result from those assets and liabilities and discounting them at appropriate market rates. The most significant category of assets for which this procedure was used was the acquired loans. The Company acquired Alliance Bank’s $268.3 million loan portfolio. The excess of expected cash flows above the fair value of the performing portion of loans will be accreted to interest income over the remaining lives of the loans in accordance with ASC 310-20.
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
4. CASH AND CASH EQUIVALENTS
Regulation D of the Federal Reserve Act requires that banks maintain non-interest reserve balance with the Federal Reserve Bank based principally on the type and amount of their deposits. During 2013 and 2012, the Bank maintained balances at the Federal Reserve Bank of Richmond (in addition to vault cash) to meet the reserve requirements as well as balances to partially compensate for services provided by the Federal Reserve Bank of Richmond. The Bank has an interest bearing account with the FHLB and maintains eight non-interest bearing accounts with domestic correspondents to off-set the cost of services they provide to the Bank for maintaining an account with them.
In addition, the Bank has short term investments in the form of certificates of deposits with banks insured by the Federal Deposit Insurance Corporation (“FDIC”), classified as interest bearing balances, as of December 31, 2013 and 2012. All balance are fully insured up to the applicable limits by the FDIC.

5. INVESTMENT SECURITIES
The following tables present the amortized cost and fair values of WashingtonFirst’s available-for-sale investment securities as of December 31, 2013 and 2012:

	December 31, 2013
	Available-for-Sale Securities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasuries	$2,998	$—	$(2)	$2,996
U.S. Government agencies	38,548	81	(590)	38,039
Mortgage-backed securities	44,240	158	(544)	43,854
Collateralized mortgage obligations	44,262	76	(1,621)	42,717
Municipal securities	17,646	541	(426)	17,761
Total available-for-sale securities	$147,694	$856	$(3,183)	$145,367

	December 31, 2012
	Available-for-Sale Securities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasuries	$5,000	$—	$—	$5,000
U.S. Government agencies	26,208	372	(10)	26,570
Mortgage-backed securities	25,708	292	(41)	25,959
Collateralized mortgage obligations	56,184	109	(34)	56,259
Municipal securities	19,514	1,190	—	20,704
Asset-backed debt securities	2,589	—	(2,483)	106
Total available-for-sale securities	$135,203	$1,963	$(2,568)	$134,598
The estimated fair value of securities pledged to secure public funds, securities sold under agreements to repurchase and for other purposes amounted to $115.9 million and $86.8 million as of December 31, 2013 and 2012, respectively.
WashingtonFirst did not recognize in earnings any other-than-temporary impairment losses on available-for-sale investment securities during the years ended December 31, 2013 or 2012. During 2013, WashingtonFirst received proceeds of $6.5 million from the call or sale of securities from its available-for-sale investment portfolio resulting in gross realized gains of $74,000 and gross realized losses of $1.5 million. The majority of gross realized losses in 2013 are the result of the sale of the bank’s investment in Trapeza XIII C-1 Collateralized Debt Obligation (“Trapeza CDO”) in December 2013. Due to the uncertainty at the time regarding the future accounting implications of such investment under the revised, final “Volcker Rule” of the Dodd-Frank Act, the Trapeza CDO was sold in December 2013 for proceeds of $0.7 million, resulting in a gross realized loss of $1.4 million. During 2012, WashingtonFirst received proceeds of $40,000 from the call or sale of securities from its available-for-sale investment portfolio, resulting in immaterial losses.
As of December 31, 2013 and 2012, unrealized losses on available-for-sale securities were as follows:

	December 31, 2013
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
U.S. Treasuries	$2,996	$(2)	$—	$—
U.S. Government agencies	28,335	(590)	—	—
Mortgage-backed securities	25,735	(306)	3,056	(238)
Collateralized mortgage obligations	32,648	(1,483)	3,139	(138)
Municipal securities	7,978	(426)	—	—
Total	$97,692	$(2,807)	$6,195	$(376)

	December 31, 2012
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
U.S. Government agencies	$1,987	$(10)	$—	$—
Mortgage-backed securities	13,204	(41)	—	—
Collateralized mortgage obligations	16,562	(34)	—	—
Asset-backed debt securities	—	—	106	(2,483)
Total	$31,753	$(85)	$106	$(2,483)
The temporary unrealized losses presented above are principally due to a general increase in market rates and a widening of credit spreads from the dates of acquisition to December 31, 2013 and 2012, as applicable. The resulting decreases in fair values reflect an increase in the perceived risk by the financial markets related to those securities. As of December 31, 2013, all U.S. Treasuries and U.S. Government Agencies are AAA rated and any fluctuations in their fair value are caused by changes in interest rates and are not considered credit related as the contractual cash flows of these investments are either explicitly or implicitly backed by the full faith and credit of the U.S. Government. Unrealized losses that are related to the prevailing interest rate environment will decline over time and recover as these securities approach maturity. The mortgage-backed securities portfolio at December 31, 2013 is composed of GNMA collateralized mortgage obligations reported at fair value of $42.7 million, and GNMA, FNMA or FHLMC mortgage-backed securities reported at fair value of $43.9 million. Any associated unrealized losses are caused by changes in interest rates and are not considered credit related as the contractual cash flows of these investments are either explicitly or implicitly backed by the full faith and credit of the U.S. Government. Unrealized losses that are related to the prevailing interest rate environment will decline over time and recover as these securities approach maturity.
As of December 31, 2013 and 2012, five and two, respectively, of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $0.4 million and $2.5 million, respectively. The unrealized losses on those securities as of December 31, 2012 are related to the Bank’s investment in Trapeza XIII C-1 Collateralized Debt Obligation (“Trapeza CDO”), which is discussed below in greater detail.
The amortized cost and fair value of investments by remaining contractual maturity for available-for-sale investment securities as of December 31, 2013 are set forth below. Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

	Available-for-Sale Securities as of December 31, 2013
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$3,954	$3,974
Due after one year through five years	31,912	32,091
Due after five years through ten years	35,764	35,130
Due after ten years	76,064	74,172
Total	$147,694	$145,367
Trapeza CDO
Management reviewed the Bank’s investment in the Trapeza CDO, the asset backed securities reported in the financial statements, quarterly, and more frequently when economic or market conditions warrant such an evaluation, for possible other-than-temporary impairment (“OTTI”) based on guidance in ASC Topic 320 – Investments in Debt and Equity Instruments. In order to determine whether the Trapeza CDO may have suffered impairment, management of the Company first determined if the market (fair) value of the security is greater than its carrying cost. If the fair value is determined to be greater than cost, management completed its analysis for anecdotal information, but the investment would not be considered for potential impairment. If the fair value is less than cost, management of the Company proceeded with its OTTI analysis to determine whether the variance between fair value and cost is a temporary variance that will be recouped over time or is OTTI.

To determine fair value of the Trapeza CDO, as of the end of each relevant reporting period, management of the Company reviewed the monthly reports from the trustee of the Trapeza CDO, which contain information about the security, including collateralization and interest coverage by tranche, performing and non-performing portfolio securities within the CDO, payment data, and ratings data by tranche. The monthly trustee reports permitted management of the Company to monitor collateralization, changes in deferred interest and cash flow from underlying issuers and periodic trustee notices on changes in interest deferrals and defaults.

As part of the fair value determination, management of the Company also prepared a separate analysis of the underlying issuers whose securities comprise the Trapeza CDO, using data obtained from SNL Financial. In addition to the portfolio balance, the report contains, for each such issuer, total assets, net income, return on average assets, return on average equity, risk-based capital ratio, non-performing assets as a percentage of total assets, loan loss reserves as a percentage of gross loans, and the ratio of the sum of non-performing assets plus loans 90 days or more past due divided by the sum of tangible equity and loan loss reserve. Management of the Company reviewed its report to ascertain trends in improvement or deterioration of the credit quality of each issuer compromising the Trapeza CDO (e.g., whether there has been an increase in the number of defaulting or deferring issuers, or whether trends are stable.)
Because the Trapeza CDO is not traded in a recognized market and is a complex structured security, in conducting the OTTI analysis with respect to the Trapeza CDO management of the Company incorporated into its analysis an independent assessment by a third-party specialist. This specialist was retained in prior years at year-end and also retained quarterly when management determined, based on its analysis of changes in the credit quality of the issuers the securities of which comprise the Trapeza CDO, that deterioration in the credit quality of such issuers may have occurred. The estimated fair value of the Trapeza CDO is calculated by the third party specialist using an INTEX CDO Deal Model Library, as well as information from Bloomberg, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency and SNL Financial. The report prepared by management referred to in the preceding paragraph serves as a preceding internal analysis of the valuation determined by the third party.
Based on this analysis, the Company had determined that the fair market value of the Trapeza CDO was less than its cost. As of December 31, 2012, the Trapeza CDO has an amortized cost basis of $2.6 million and is valued at $0.1 million.
In determining whether the Trapeza CDO’s impairment is a temporary impairment, management of the Company endeavored to consider all relevant qualitative and quantitative evidence prescribed by ASC Topic 320, including:

i.	the length of time and the extent to which the fair value has been less than cost;

ii.	the financial condition and near-term prospects of the issuer;

iii.	whether the market decline was affected by macroeconomic conditions; and

iv.	whether the Company intends to sell, or more likely than not will be required to sell, the Trapeza CDO before its anticipated recovery.
In assessing the length of time and the extent to which the fair value has been less than cost, the Company monitored developments with respect to the Trapeza CDO and the securities comprising it, as well as the structure of the security. When evaluating the financial condition and near-term prospects of the issuer, the Company considered the financial strength of the issuers comprising the Trapeza CDO. In this regard, the following table provides certain summary information with respect to the Trapeza CDO and the underlying issuers within that security for the period indicated:

December 31, 2012
Current number of performing and non-performing issuers	Performing: 43
Deferring interest: 10
Defaulted: 10
Actual deferrals and defaults as a percentage of the original collateral	Deferral: 13.6%
Defaults: 14.1%
Expected deferrals and defaults as a percentage of the remaining performing collateral	Expected new deferrals: 0
Expected new defaults: 6.3%
Subordination level of the tranche held by the registrant as a percentage of the remaining performing collateral	11.0%
Subordination level of the tranche held by the registrant plus all superior tranche levels as a percentage of the remaining performing collateral	108.3%
External credit ratings (Moody’s / Fitch)	Ca / C

The default and deferral change in percentage is due to the outstanding balances of the asset-backed debt security declining from the prior period. In considering the extent of the deficiency, the Company considers whether the deficiency has been affected by macroeconomic factors applicable to the class generally and not to the Trapeza CDO in particular. Finally, the Company considered whether it intended to sell, or more likely than not would have be required to sell, the Trapeza CDO before its anticipated recovery. Based on the foregoing analysis by management of the Company, management believes the Trapeza CDO had temporary valuation differences due to market conditions and no additional OTTI was recorded during the years ended December 31, 2013 and 2012.

6. LOANS
The composition of net loans is summarized as follows as of December 31, 2013 and 2012:

	As of December 31,
	2013	2012
	(in thousands)
Construction and development	$97,324	$91,586
Commercial real estate	521,760	408,359
Residential real estate	95,428	126,394
Real estate loans	714,512	626,339
Commercial and industrial	120,833	124,670
Consumer	2,775	2,346
Total loans	838,120	753,355
Less: allowance for loan losses	8,534	6,260
Net loans	$829,586	$747,095
As of December 31, 2013, $300.8 million of loans were pledged as collateral for FHLB advances.
An aging analysis of the composition of past due loans and non-accrual loans by class of loans, as of December 31, 2013 and 2012:

	As of December 31, 2013
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	Total Past Due	Total Loans
	(in thousands)
Construction and development	$95,271	$—	$—	$2,053	$2,053	$97,324
Commercial real estate	510,043	613	2,771	8,333	11,717	521,760
Residential real estate	93,338	97	101	1,892	2,090	95,428
Commercial and industrial	117,531	250	381	2,671	3,302	120,833
Consumer	2,532	100	5	138	243	2,775
Balance at end of period	$818,715	$1,060	$3,258	$15,087	$19,405	$838,120

(1) For the purpose of this table, loans 1-29 days past due are included in the balance of current loans

	As of December 31, 2012
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	Total Past Due	Total Loans
	(in thousands)
Construction and development	$86,745	$475	$246	$4,120	$4,841	$91,586
Commercial real estate	397,698	3,630	648	6,383	10,661	408,359
Residential real estate	123,626	678	348	1,742	2,768	126,394
Commercial and industrial	120,685	639	—	3,346	3,985	124,670
Consumer	2,317	—	5	24	29	2,346
Balance at end of period	$731,071	$5,422	$1,247	$15,615	$22,284	$753,355

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
The following table sets forth the risk categories of loans in the Bank’s loan portfolio as of December 31, 2013 and 2012:

	As of December 31, 2013
Internal risk rating grades	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Risk rating number	1 to 5	6	7	8	9
	(in thousands)
Construction and development	$95,271	$—	$—	$2,053	$—	$97,324
Commercial real estate	488,373	11,511	6,308	15,568	—	521,760
Residential real estate	91,616	1,722	163	1,927	—	95,428
Commercial and industrial	110,122	4,851	2,945	2,915	—	120,833
Consumer	2,239	398	—	138	—	2,775
Balance at end of period	$787,621	$18,482	$9,416	$22,601	$—	$838,120

	As of December 31, 2012
Internal risk rating grades	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Risk rating number	1 to 5	6	7	8	9
	(in thousands)
Construction and development	$80,393	$1,547	$163	$8,588	$895	$91,586
Commercial real estate	378,001	10,068	12,169	7,022	1,099	408,359
Residential real estate	118,074	3,575	2,220	2,454	71	126,394
Commercial and industrial	111,349	4,128	5,211	2,777	1,205	124,670
Consumer	1,861	278	179	28	—	2,346
Balance at end of period	$689,678	$19,596	$19,942	$20,869	$3,270	$753,355
The following table presents a breakdown of non-accrual loans as of December 31, 2013 and 2012:

	As of December 31,
	2013	2012
	(in thousands)
Construction and development	$2,053	$4,120
Commercial real estate	8,333	6,383
Residential real estate	1,892	1,742
Commercial and industrial	2,671	3,346
Consumer	138	24
Total non-accrual loans	$15,087	$15,615
The following table presents information regarding troubled debt restructurings during the years ended December 31, 2013 and 2012:

	December 31, 2013			December 31, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	(dollars in thousands)
Construction and development	1	$422	$266	1	$545	$409
Commercial real estate	5	6,811	6,321	4	3,913	3,913
Residential real estate	8	1,167	1,167	8	1,539	1,539
Commercial and industrial	6	413	409	5	274	274
Consumer	1	95	95	1	20	20
Total loans	21	$8,908	$8,258	19	$6,291	$6,155

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
The following table presents loan information by class regarding TDRs identified during the previous 12 months that were in default, under the modified terms for the years ended December 31, 2013 and 2012:

	December 31, 2013			December 31, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	(dollars in thousands)
Construction and development	1	$422	$267	1	$545	$410
Commercial real estate	3	2,276	2,276	1	1,691	1,691
Residential real estate	—	—	—	1	725	725
Commercial and industrial	—	—	—	5	274	274
Consumer	—	—	—	1	19	19
Total loans	4	$2,698	$2,543	9	$3,254	$3,119
Non-performing assets were as follows as of December 31, 2013 and 2012:

	As of December 31,
	2013	2012
	(in thousands)
Non-accrual loans	$15,087	$15,615
90+ days past due still accruing	—	—
Troubled debt restructurings still accruing	5,715	3,036
Asset-backed debt securities	—	106
Other real estate owned	1,463	3,294
Total non-performing assets	$22,265	$22,051

As of December 31, 2013 and 2012, there were no loans past due more than 90 days that were still accruing. If interest had been earned on the non-accrual loans, interest income on these loans would have been approximately $0.9 million and $0.4 million for the years ended December 31, 2013 and 2012, respectively.

7. ALLOWANCE FOR LOAN LOSSES
The following table sets forth changes in the allowance for loan losses for the years ended December 31, 2013 and 2012:

	For the Year Ended December 31,
	2013	2012
	(in thousands)
Balance at beginning of period	$6,260	$4,932
Provision for loan losses	4,755	3,225
Charge-offs	(3,004)	(2,086)
Recoveries	523	189
Balance at end of period	$8,534	$6,260
The following table presents changes in the allowance for loan losses by segment for the years ended December 31, 2013 and 2012:

	Allowance for Loan Losses
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Balance as of January 1, 2011	$1,048	$2,313	$633	$899	$39	$4,932
Provision for/(release of) loan losses	304	898	140	1,890	(7)	3,225
Charge-offs	(508)	(694)	(232)	(647)	(5)	(2,086)
Recoveries	19	138	32	—	—	189
Balance as of December 31, 2012	863	2,655	573	2,142	27	6,260
(Release of)/provision for loan losses	(264)	2,200	1,129	1,620	70	4,755
Charge-offs	—	(109)	(817)	(2,077)	(1)	(3,004)
Recoveries	74	234	42	164	9	523
Balance as of December 31, 2013	$673	$4,980	$927	$1,849	$105	$8,534

The following tables present the ending balances of loans and the related allowance for losses, by impairment method and segment type as of December 31, 2013 and 2012:

	As of December 31, 2013
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Ending Balance:
Evaluated collectively for impairment	$95,271	$498,225	$93,338	$114,655	$2,637	$804,126
Evaluated individually for impairment	2,053	23,535	2,090	6,178	138	33,994
	$97,324	$521,760	$95,428	$120,833	$2,775	$838,120

Allowance for Losses:
Evaluated collectively for impairment	$668	$2,696	$299	$770	$6	$4,439
Evaluated individually for impairment	5	2,284	628	1,079	99	4,095
	$673	$4,980	$927	$1,849	$105	$8,534

	As of December 31, 2012
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Ending Balance:
Evaluated collectively for impairment	$86,840	$387,262	$121,829	$115,909	$2,184	$714,024
Evaluated individually for impairment	4,746	21,097	4,565	8,761	162	39,331
	$91,586	$408,359	$126,394	$124,670	$2,346	$753,355

Allowance for Losses:
Evaluated collectively for impairment	$663	$1,641	$278	$582	$7	$3,171
Evaluated individually for impairment	200	1,014	295	1,560	20	3,089
	$863	$2,655	$573	$2,142	$27	$6,260
The following tables show the allocation of the allowance for loan losses among various categories of loans and certain other information as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any loan category.

	As of December 31,
	2013		2012
	Amount	% Total	Amount	% Total
	(dollars in thousands)
Construction and development	$673	7.9%	$863	13.8%
Commercial real estate	4,980	58.3%	2,655	42.4%
Residential real estate	927	10.9%	573	9.2%
Commercial and industrial	1,849	21.7%	2,142	34.2%
Consumer	105	1.2%	27	0.4%
Total allowance for loan losses	$8,534	100.0%	$6,260	100.0%

The following table represents specific allocation for impaired loans by class as of December 31, 2013 and 2012:

	As of December 31, 2013			As of December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
	(in thousands)
With no related allowance:
Construction and development	$2,194	$1,786	$—	$2,000	$2,000	$—
Commercial real estate	1,195	1,175	—	5,251	5,251	—
Residential real estate	1,418	1,314	—	864	864	—
Commercial and industrial	201	185	—	1,404	1,404	—
Consumer	98	95	—	5	5	—
Total with no related allowance	5,106	4,555	—	9,524	9,524	—
With an allowance recorded:
Construction and development	271	266	5	545	409	61
Commercial real estate	11,570	11,204	1,698	5,014	5,014	345
Residential real estate	1,891	1,745	628	1,898	1,691	296
Commercial and industrial	3,032	2,895	623	2,179	1,930	1,433
Consumer	180	137	98	19	19	19
Total with an allowance recorded	16,944	16,247	3,052	9,655	9,063	2,154
Total impaired loans	$22,050	$20,802	$3,052	$19,179	$18,587	$2,154
8. OTHER REAL ESTATE OWNED
As of December 31, 2013, WashingtonFirst had $1.5 million classified as other real estate owned (“OREO”) on the balance sheet, compared to $3.3 million as of December 31, 2012. During the year ended December 31, 2013, WashingtonFirst sold ten OREO properties collecting cash proceeds of $3.7 million, realizing gains of $0.2 million. In addition, during the year ended December 31, 2013 WashingtonFirst acquired 5 properties with a fair value of $2.2 million , that were classified as OREO. During the year ended December 31, 2012, WashingtonFirst sold one OREO property collecting cash proceeds of $0.9 million, realizing a gain of $0.1 million. In addition, during the year ended December 31, 2012, WashingtonFirst acquired ten properties with a fair value of $3.8 million , of which eight with a fair value of $2.7 million were acquired in the acquisition of Alliance.
The table below reflects changes in OREO for the years ended December 31, 2013 and 2012:

	For the Year Ended December 31,
	2013	2012
	(in thousands)
Balance at beginning of period	$3,294	$615
Properties acquired at foreclosure	2,176	1,161
Properties acquired in acquisition of Alliance	—	2,677
Sales of foreclosed properties	(3,573)	(851)
Valuation adjustments	(434)	(308)
Balance at end of period	$1,463	$3,294
The table below reflects expenses applicable to OREO for the years ended December 31, 2013 and 2012:

	For the Year Ended December 31,
	2013	2012

Write-downs	$434	$308
Operating expenses, net of rental income	91	119
Total OREO expense	$525	$427

9. PREMISES AND EQUIPMENT, NET
Premises and equipment is summarized in the following table as of December 31, 2013 and 2012:

	As of December 31,
	2013	2012
	(in thousands)
Furniture and equipment	$3,663	$3,143
Leasehold improvements	5,746	3,740
Gross premises and equipment	9,409	6,883
Less: accumulated depreciation	(4,014)	(3,364)
Premises and equipment, net	$5,395	$3,519
Depreciation and amortization expense included in premises and equipment expenses for the years ended December 31, 2013 and 2012 was $0.9 million and $0.6 million, respectively.

The Bank leases all of its offices and branch facilities under non-cancelable operating lease arrangements. Certain leases contain options, which enable the Bank to renew the leases for additional periods. In addition to minimum rentals, the leases have escalation clauses based upon price indices and include provisions for additional payments to cover real estate taxes and common area maintenance. Rent expense associated with these operating leases for the year ended December 31, 2013 and 2012 totaled $2.9 million and $1.8 million, respectively.

The future minimum lease payments under WashingtonFirst’s non-cancelable leases as of December 31, 2013 are as follows:

As of December 31, 2013
(in thousands)
2014	$3,226
2015	3,408
2016	3,409
2017	3,160
2018	2,792
Thereafter	10,015
Total	$26,010

10. INTANGIBLE ASSETS
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
The balances of goodwill and core deposit intangibles are presented below as of December 31, 2013 and 2012:

	As of December 31,
	2013	2012
	(in thousands)
Goodwill	$3,601	$3,601
Core deposit intangible	342	428
Total intangibles	$3,943	$4,029

11. DEPOSITS
The following table sets forth the composition of deposits as of December 31, 2013 and 2012:

	As of December 31,
	2013	2012
	(in thousands)
Demand deposit accounts	$231,270	$294,439
NOW accounts	91,107	99,043
Money market accounts	188,170	103,497
Savings accounts	113,987	93,422
Time deposits under $100,000	147,676	230,773
Time deposits $100,000 and over	176,693	151,486
Total deposits	$948,903	$972,660
The scheduled maturities of time deposits are as follows as of December 31, 2013 and 2012:

	As of December 31,
	2013	2012
	(in thousands)
Within 1 Year	$191,470	$232,084
1 - 2 years	67,888	78,823
2 - 3 years	38,098	49,916
3 - 4 years	8,493	16,461
4 - 5 years	18,420	4,975
Total	$324,369	$382,259
Time deposits include Certificate of Deposit Account Registry Service (“CDARS”) balances and brokered deposits. The Bank had $33.2 million and $28.4 million in CDARS deposits as of December 31, 2013 and 2012, respectively. Brokered deposits were $32.4 million and $100.5 million as of December 31, 2013 and 2012, respectively.
12. OTHER BORROWINGS
Other borrowings consist of $10.2 million and $14.4 million of customer repurchase agreements as of December 31, 2013 and 2012, respectively. Customer repurchase agreements are standard commercial banking transactions that involve a Bank customer instead of a wholesale bank or broker.
13. FEDERAL HOME LOAN BANK ADVANCES
As a member of the FHLB, the Bank has access to numerous borrowing programs with total credit availability established at 20 percent of total quarter-end assets. FHLB advances are fully collateralized by pledges of certain qualifying real estate secured loans (see Note 4 - Cash and Cash Equivalents). As of December 31, 2013, the Bank had pledged a total of $300.8 million in qualifying home equity lines of credit, commercial real estate loans, multifamily real estate loans, and residential real estate secured loans as security for FHLB advances. As of December 31, 2013, the Bank had $184.6 million in remaining credit available with the FHLB.
The following table sets forth the composition of FHLB advances as of December 31, 2013 and 2012:

	As of December 31,
	2013	2012
	(dollars in thousands)
As of period ended:
FHLB advances	$43,478	$40,813
Weighted average outstanding interest rate	1.30%	2.26%

The following table sets forth the composition of FHLB advances during the year ended December 31, 2013 and 2012:

	For the Year Ended December 31,
	2013	2012
	(dollars in thousands)
Averages for the year ended:
FHLB advances	$33,269	$28,013
Average interest rate paid during the period	2.02%	2.58%
Maximum month-end balance outstanding	$43,478	$67,850
The following table sets forth the contractual maturities of FHLB advances as of December 31, 2013 and 2012:

	As of December 31,
	2013	2012
	(in thousands)
Within one year	$15,000	$11,850
In 2021	28,478	28,963
Total FHLB advances	$43,478	$40,813
14. LONG-TERM BORROWINGS
Long-term borrowings consist of the following as of December 31, 2013 and 2012:

	As of December 31,
	2013	2012
	(in thousands)
Subordinated debt	$2,247	$2,214
Trust preferred capital notes	7,607	7,468
Long-term borrowings	$9,854	$9,682
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
On June 30, 2003, Alliance invested $0.3 million as common equity into a wholly-owned Delaware statutory business trust (the “Trust”). Simultaneously, the Trust privately issued $10.0 million face amount of thirty-year floating rate trust preferred capital securities (the “Trust Preferred Capital Notes”) in a pooled trust preferred capital securities offering. The Trust used the offering proceeds, plus the equity, to purchase $10.3 million principal amount of Alliances’ floating rate junior subordinated debentures due 2033 (the “Subordinated Debentures”). Both the Trust Preferred Capital Notes and the Subordinated Debentures are callable at any time, without penalty. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15 percent subject to quarterly interest rate adjustments. The interest rates as of December 31, 2013 and 2012 were 3.39 percent and 3.54 percent, respectively.
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

Under current regulatory guidelines, the Trust Preferred Capital Notes may constitute no more than 25 percent of total Tier 1 Capital. Any amount not eligible to be counted as Tier 1 Capital is considered to be Tier 2 Capital. As of December 31, 2013, the entire amount of Trust Preferred Capital Notes was considered Tier 1 Capital.
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
For the eleventh dividend period through 4.5 years after the closing of the SBLF transaction, the annual dividend rate becomes fixed at between 1% and 5%, based upon the percentage increase in QSBL from the QSBL Baseline to the level as of the end of the ninth dividend period (i.e., as of September 30, 2013). WashingtonFirst Bank’s QSBL as of December 31, 2013 had increased sufficiently as compared with the QSBL Baseline that for the eleventh dividend period (ending March 31, 2014) through 4.5 years after the closing of the SBLF transaction, WashingtonFirst will pay dividends on the Series D Preferred Stock at the fixed rate of 1%.
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
On February 25, 2014, the Board of Directors declared a cash dividend of $0.04 per share payable on April 1, 2014, to stockholders of record on March 11, 2014. The dividend payout represents approximately $300,000 of dividends paid out on 7.6 million shares of voting and non-voting common stock. Although the Company expects to declare and pay quarterly dividends in the future, any such dividend would be at the discretion of the Board of Directors of the Company and would be subject to various federal and state regulatory limitations.

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
The following tables summarize stock options and non-vested restricted stock activity for the years ended December 31, 2013 and 2012:

	For the Year Ended December 31,
	2013		2012
	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price
Outstanding, beginning of year	527,492	$11.24	531,119	$11.13
Options granted or exchanged	90,250	11.06	173,774	10.96
Exercised	(4,958)	9.07	—	—
Expired or canceled	—	—	(157,500)	10.45
Forfeited	(5,326)	11.32	(19,901)	12.09
Outstanding, end of year	607,458	$11.23	527,492	$11.24
Exercisable at end of year	356,335	$11.39	292,950	$11.04
* Retroactively adjusted to reflect all stock dividends.
 As of December 31, 2013 and 2012, the intrinsic value of options outstanding, exercisable and vested or expected to vest was $1.8 million and $0.2 million, respectively.

	For the Year Ended December 31,
	2013		2012
	Non-vested Restricted Stock	Weighted-Average Grant Date Fair Value	Non-vested Restricted Stock	Weighted-Average Grant Date Fair Value
Outstanding, beginning of year	42,567	$9.99	50,109	$10.06
Granted	—	—	26,808	9.73
Canceled	(220)	9.11	(7,816)	10.14
Vested and issued	(11,034)	—	(26,534)	—
Outstanding, end of year	31,313	$10.02	42,567	$9.99
* Retroactively adjusted to reflect all stock dividends.
During the year ended December 31, 2012 the Company awarded 26,808 shares of restricted stock. The restricted stock vests equally over a five year period. The Company did award any restricted stock in 2013.
The total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan as of both December 31, 2013 and 2012 was $0.5 million and $0.4 million and is expected to be recognized over a weighted average period of 3.6 and 3.3, respectively. For the twelve months ended December 31, 2013 and 2012, the Company recognized $0.2 million and $0.3 million in expenses, respectively, related to these awards.

The following table summarizes information regarding stock options outstanding as of December 31, 2013:

	Outstanding		Exercisable
Range of Exercise Prices	Stock Options	Weighted-Average Remaining Contractual Life	Stock Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$9.00 - $9.99	144,386	1.5 years	144,386	1.5 years	$9.40
$10.00 - $10.99	52,360	4.9 years	30,311	2.4 years	10.89
$11.00 - $11.99	248,360	8.5 years	19,286	4.6 years	11.34
$12.00 - $12.99	112,981	3.7 years	112,981	3.7 years	12.70
$13.00 - $13.99	—		—		—
$14.00 - $14.99	49,371	3.4 years	49,371	3.4 years	14.52
$15.00 - $15.99	—		—		—
	607,458	5.2 years	356,335	2.7 years	$11.39

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
The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Bank had $160.3 million in outstanding commitments to extend credit as of December 31, 2013.
Litigation
In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying financial statements. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial condition of the Company.
Other Contractual Arrangements
The Bank is party to a contract dated October 7, 2010 with Fiserv, for core data processing and item processing services integral to the operations of the Bank. Under the terms of the agreement, the Bank may cancel the agreement subject to a substantial cancellation penalty based on the current monthly billing and remaining term of the contract. The initial term of services provided shall end seven years following the date services are first used. Services were first provided beginning May 16, 2011 and will expire on May 15, 2018. The Bank expects to pay Fiserv approximately $3.6 million over the remaining life of the contract.

18. RELATED PARTY TRANSACTIONS

The aggregate amount of loans outstanding to employees, officers, directors, and to companies in which the Company’s directors were principal owners, amounted to $22.7 million, or 2.7 percent of total loans, and $20.0 million, or 2.7 percent of total loans, as December 31, 2013 and 2012, respectively. In 2013, principal advance to related parties in the ordinary course of business with substantially the same terms (including interest rates and collateral) as those prevailing at the time totaled $17.6 million and principal repayments and other reductions totaled $16.1 million. Such loans were made in, for comparable transactions with other persons. They do not involve more than normal risk of collectability or present other unfavorable features.

Total deposit accounts with related parties totaled $31.1 million and $17.0 million as of December 31, 2013 and 2012, respectively.

19. INCOME TAXES

WashingtonFirst is subject to federal income taxes and various state and local income taxes. The components of the income tax expense for the years ended December 31, 2013 and 2012 were as follows:

	For the Year Ended December 31,
	2013	2012
	(in thousands)
Current income tax expense	$1,368	$1,963
Deferred tax expense/(benefit)	1,259	(790)
Income tax expense	$2,627	$1,173
A reconciliation of tax at the statutory tax rate to the income tax expense for the years ended December 31, 2013 and 2012 is provided below. The statutory tax rate is the federal tax rate of 34 percent.

	For the Year Ended December 31,
	2013	2012
	(in thousands)
Tax expense at statutory rate	$3,048	$1,159
Increase/(decrease) due to:
State income tax, net of federal tax benefit	30	153
Transaction costs	(331)	582
Earnings on bank-owned life insurance	(93)	(3)
Tax exempt interest	(41)	(1)
Goodwill	—	(849)
Change in valuation allowance	232	—
Other	(218)	132
Income tax expense	$2,627	$1,173
Statutory tax rate	34.0%	34.0%
Effective tax rate	29.3%	34.4%

The components of the deferred tax assets and liabilities as of December 31, 2013 and 2012 were as follows:

	As of December 31,
	2013	2012
	(in thousands)
Net operating loss and tax credit carry forwards	$4,467	$2,760
Provision for loan losses	2,912	2,235
Deferred fees	(722)	(572)
Depreciation and amortization	(203)	232
Net unrealized (gains)/losses on available-for-sale securities	587	(126)
OREO	487	2,198
Loans	1,889	3,472
Securities	386	1,108
Non-accrual interest	302	530
Deferred compensation	480	497
Other	395	(715)
Valuation allowance	(432)	(200)
Net deferred tax assets	$10,548	$11,419
The net operating loss carry forward acquired in conjunction with the First Liberty Bancorp acquisition in 2006 is subject to annual limits under Section 382 of the Internal Revenue Code of $459,000 and expires in 2025. In conjunction with the acquisition of Alliance in 2012, the net operating loss carry forward is subject to annual limits under Section 382 of the Internal Revenue Code of $739,000 and expires in 2032.

20. CAPITAL REQUIREMENTS
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, in each case as those terms are defined in the regulations. Management believes the Company satisfied all capital adequacy requirements to which it was subject as of December 31, 2013.
As of December 31, 2013, the Company was “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios, as set forth in the table below.

The Company’s actual capital amounts and ratios and regulatory requirements are presented in the following table as of December 31, 2013 and 2012:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2013:
Total risk-based capital ratio	$123,811	14.05%	$70,497	>8.0%	$88,122	>10.0%
Tier 1 risk-based capital ratio	112,777	12.80%	35,243	>4.0%	52,864	>6.0%
Tier 1 leverage ratio	112,777	10.53%	42,840	>4.0%	53,550	>5.0%

As of December 31, 2012:
Total risk-based capital ratio	$113,752	13.77%	$66,087	>8.0%	$82,609	>10.0%
Tier 1 risk-based capital ratio	104,992	12.71%	33,042	>4.0%	49,563	>6.0%
Tier 1 leverage ratio	104,992	9.97%	42,123	>4.0%	52,654	>5.0%
21. EARNINGS PER SHARE
The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock has no effect on income available to common shareholders.
The following table presents the basic and dilutive earnings per share for the years ended December 31, 2013 and 2012:

	For the Year Ended December 31,
	2013	2012
	(dollars in thousands, except for per share amounts)
Net income	$6,339	$2,235
Less: SBLF dividends	(178)	(178)
Net income available to common shareholders	$6,161	$2,057

Weighted average number of shares outstanding (1)	7,619,793	3,411,935
Effect of dilutive securities:
Restricted stock, stock options and warrants (1)	70,890	61,988
Dilutive weighted average number of shares outstanding (1)	7,690,683	3,473,923

Basic earnings per share (1)	$0.81	$0.60
Diluted earnings per share (1)	$0.80	$0.59
(1) Retroactively adjusted to reflect the effect of all stock dividends.
22. EMPLOYEE BENEFITS

The Company maintains a Defined Contribution 401K Plan (“401(k) Plan”), which authorizes a voluntary salary deferral of up to IRS limitations. All full-time employees are eligible to participate after three months of employment. The Company reserves the right to make an annual discretionary contribution to the account of each eligible employee based in part on the Company’s profitability for a given year, and on each participant’s yearly earnings up to IRS limitations. Participants are vested in the Company’s discretionary matching contributions evenly over a 3 year period and are fully vested in future Company matching contributions after three years of employment. The company incurred expenses of $0.3 million and $0.2 million for the years ended December 31, 2013 and 2012, respectively, under the 401(k). The Company also provides a benefit package which includes health, dental and optical insurance, 401K plan, life and long term disability insurance. Additionally, WashingtonFirst maintains a stock-based compensation plan for employees of WashingtonFirst.

23. OTHER EXPENSES
The following table provides details of the other expenses reflected in the consolidated statements of operations for the years ended December 31, 2013 and 2012:

	For the Year Ended December 31,
	2013	2012
	(in thousands)
Other real estate owned expenses	$525	$427
Business and franchise tax	668	174
Advertising and promotional expenses	594	301
FDIC premiums	836	521
Postage, printing and supplies	182	150
Directors' fees	224	179
Insurance	108	69
Other	941	402
Other expenses	$4,078	$2,223
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
Net transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period. There were no transfers within the fair value hierarchy for fair value measurements of WashingtonFirst’s investment securities during 2013 or 2012.
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
Fair Value Classification and Transfers
As of December 31, 2013, WashingtonFirst’s assets and liabilities recorded at fair value included financial instruments valued at $22.3 million whose fair values were estimated by management in the absence of readily determinable fair values (i.e., level 3). These financial instruments measured as level 3 represented 2.0 percent of total assets and 13.3 percent of financial instruments measured at fair value as of December 31, 2013. As of December 31, 2012, WashingtonFirst’s assets and liabilities recorded at fair value included financial instruments valued at $22.0 million whose fair values were estimated by management in the absence of readily determinable fair values. These financial instruments measured as level 3 represented 1.9 percent of total assets and 14.1 percent of financial instruments measured at fair value as of December 31, 2012.

The following tables present information about WashingtonFirst’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2013 and 2012, respectively, and indicates the fair value hierarchy of the valuation techniques used by WashingtonFirst to determine such fair value:

Assets Measured at Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
U.S. Treasuries	$2,996	$—	$—	$2,996
U.S. Government agencies	—	38,039	—	38,039
Mortgage-backed securities	—	43,854	—	43,854
Collateralized mortgage obligations	—	42,717	—	42,717
Municipal securities	—	17,761	—	17,761
Total recurring assets at fair value	$2,996	$142,371	$—	$145,367

Nonrecurring:
Assets:
Impaired loans (1)	$—	$—	$20,802	$20,802
Other real estate owned (2)	—	—	1,463	1,463
Total nonrecurring assets at fair value	$—	$—	$22,265	$22,265

Assets Measured at Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
U.S. Treasuries	$5,000	$—	$—	$5,000
U.S. Government agencies	—	26,570	—	26,570
Mortgage-backed securities	—	25,959	—	25,959
Collateralized mortgage obligations	—	56,259	—	56,259
Municipal securities	—	20,704	—	20,704
Asset-backed debt securities	—	—	106	106
Total recurring assets at fair value	$5,000	$129,492	$106	$134,598

Nonrecurring:
Assets:
Impaired loans (1)	$—	$—	$18,587	$18,587
Other real estate owned (2)	—	—	3,294	3,294
Total nonrecurring assets at fair value	$—	$—	$21,881	$21,881

(1)	Includes loans that have been measured for impairment at the fair value of the loans’ collateral.

(2)	Other real estate owned is transferred from loans to OREO at the lower of cost or market.

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis for which WashingtonFirst has used significant level 3 inputs to determine fair value. Net transfers in and/or out of level 3 are based on the fair values of the assets and liabilities as of the beginning of the reporting period.

	For the Year Ended December 31,
	2013	2012
	(in thousands)
Balance at beginning of period	$106	$68
Unrealized gains	—	38
Realized losses	(106)	—
Balance at end of period	$—	$106
Fair Value of Financial Instruments
The following table sets forth the estimated fair values and carrying values for financial assets, liabilities and commitments as of December 31, 2013 and 2012:

	As of December 31,
	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Cash and cash equivalents	$109,164	$109,164	$224,207	$224,207
Investment securities	145,367	145,367	134,598	134,598
Other equity securities	3,530	3,530	3,623	3,623
Loans, net	829,586	824,881	747,095	752,567
Bank-owned life insurance	10,283	10,283	5,010	5,010
Time deposits	324,369	325,946	382,259	384,263
Other borrowings	10,157	10,157	14,428	14,428
FHLB advances	43,478	43,681	40,813	40,951
Long-term borrowings	9,854	9,854	9,682	9,682
Off balance sheet items	160,257	160,257	118,539	118,539
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

25. FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

WashingtonFirst Bankshares, Inc. (PARENT ONLY)
Condensed Balance Sheets

	As of December 31,
	2013	2012
	(in thousands)
Assets:
Cash and cash equivalents	$10,781	$13,126
Investment in bank subsidiary	103,704	96,803
Deferred tax asset	423	423
Other assets	882	888
Total Assets	$115,790	$111,240
Liabilities and Shareholders' Equity:
Liabilities:
Accrued interest payable	$21	$1,418
Long-term borrowings	7,607	7,468
Other liabilities	558	834
Total Liabilities	8,186	9,720
Shareholders' Equity:
Total Shareholders’ Equity	107,604	101,520
Total Liabilities and Shareholders' Equity	$115,790	$111,240

WashingtonFirst Bankshares, Inc. (PARENT ONLY)
Condensed Statements of Operations and Comprehensive Income

	For the Year Ended December 31,
	2013	2012
	(in thousands)
Interest income:
Dividends from subsidiary	$—	$950
Other interest income	86	40
Total interest income	86	990
Interest expense	451	23
Net interest income	(365)	967
Non-interest income:
Gain on acquisition	—	2,497
Total non-interest income	—	2,497
Non-interest expense:
Merger expenses	—	1,737
Other operating expenses	2,222	29
Total other expenses	2,222	1,766
(Loss)/income before provision income taxes	(2,587)	1,698
Income tax (benefit/)expense	(797)	310
Net (loss)/income before undistributed income of subsidiaries	(1,790)	1,388
Undistributed income of subsidiaries	8,129	847
Net income	6,339	2,235
Preferred stock dividends and accretion	(178)	(178)
Net income available to common stock shareholders	$6,161	$2,057
Comprehensive Income	$4,863	$2,278

WashingtonFirst Bankshares, Inc. (PARENT ONLY)
Condensed Statements of Cash Flows

	For the Year Ended December 31,
	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$6,339	$2,235
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiaries	(8,129)	(847)
Gain on acquisition	—	(2,497)
Net change in:
Other assets	163	17
Other liabilities	(1,977)	(43)
Net cash (used in)/provided by operating activities	(3,604)	(1,135)
Cash flows from investing activities:
Investment in subsidiaries	(178)	(15,152)
Net cash used in investing activities	(178)	(15,152)
Cash flows from financing activities:
Net increase in other borrowings	139	11
Proceeds from issuance of common stock, net	1,435	25,177
Dividends paid - cash portion for fractional shares on 5% dividend	(4)	(1)
Preferred stock dividends paid	(178)	(178)
Net cash provided by financing activities	1,392	25,009
Net (decrease)/increase in cash and cash equivalents	(2,390)	8,722
Cash and cash equivalents at beginning of period	13,126	4,404
Cash and cash equivalents at end of period	$10,736	$13,126

26. QUARTERLY FINANCIAL INFORMATION (Unaudited)

	2013 Quarter Ended
	Dec. 31	Sept. 30	Jun. 30	Mar. 31
	(in thousands, except per share amounts)
Interest income	$11,976	$11,315	$11,261	$11,548
Interest expense	1,475	1,491	1,632	1,532
Net interest income	10,501	9,824	9,629	10,016
Provision for loan losses	880	1,800	975	1,100
Net interest income after provision for loan losses	9,621	8,024	8,654	8,916
Non-interest (loss)/income	(789)	1,534	629	494
Non-interest expense	7,365	6,839	6,868	7,045
Income before income taxes	1,467	2,719	2,415	2,365
Provision for income taxes	271	579	865	912
Net income	$1,196	$2,140	$1,550	$1,453

Earnings per common share:
Basic earnings per common share	$0.15	$0.27	$0.20	$0.19
Fully diluted earnings per common share	$0.15	$0.27	$0.20	$0.18

	2012 Quarter Ended
	Dec. 31	Sept. 30	Jun. 30	Mar. 31
	(in thousands, except per share amounts)
Interest income	$7,655	$6,949	$6,692	$6,580
Interest expense	1,275	1,222	1,231	1,221
Net interest income	6,380	5,727	5,461	5,359
Provision for loan losses	639	515	850	1,221
Net interest income after provision for loan losses	5,741	5,212	4,611	4,138
Non-interest income	2,915	246	306	417
Non-interest expense	7,726	4,818	4,298	3,336
Income before income taxes	930	640	619	1,219
Provision for income taxes	211	257	236	469
Net income	$719	$383	$383	$750

Earnings per common share:
Basic earnings per common share	$0.15	$0.11	$0.11	$0.23
Fully diluted earnings per common share	$0.15	$0.11	$0.10	$0.23

27. SUBSEQUENT EVENTS
On February 25, 2014, the Board of Directors declared a cash dividend of $0.04 per share payable on April 1, 2014, to stockholders of record on March 11, 2014. The dividend payout represents approximately $300,000 of dividends paid out on 7.6 million shares of voting and non-voting common stock. Although the Company expects to declare and pay quarterly dividends in the future, any such dividend would be at the discretion of the Board of Directors of the Company and would be subject to various federal and state regulatory limitations.

On February 28, 2014, the Bank announced that it had entered into an agreement with the Federal Deposit Insurance Corporation (FDIC) to assume all of the deposits and certain assets of Millennium Bank, NA (Millennium), a federally chartered commercial bank headquartered in Sterling, Virginia. Millennium operates two branches - Sterling and Herndon - both in Virginia. With this acquisition WashingtonFirst will now operate 16 retail banking offices, including ten in Virginia, four in Maryland, and two in Washington, D.C.
All Millennium depositors will automatically become depositors of WashingtonFirst Bank and deposits will continue to be insured by the FDIC. Depositors of Millennium will continue to have access to their accounts via checks, ATM and debit cards, as well as internet banking. Checks drawn on Millennium checks will continue to be processed. In the transaction, WashingtonFirst Bank will be receiving approximately $122 million in deposits, $60 million in loans, and $76 million in cash and marketable securities from Millennium. The FDIC will retain all other real estate owned (OREO) by Millennium. There will be no loss share agreement between the FDIC and WashingtonFirst Bank.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s periodic filings under the Exchange Act, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management on a timely basis to allow decisions regarding required disclosure. Management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2013. Based on management’s assessment, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

Management’s Report on Internal Control over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed by, or under the supervision of, our CEO and CFO and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements and related notes for external purposes in accordance with generally accepted accounting principles in the United States of America.

An internal control system, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance that the control system’s objectives have been met. The inherent limitations include the realities that judgments in decision making can be deficient and breakdowns can occur because of simple errors or mistakes.

Company management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control- Integrated Framework (2013). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013 based on those criteria.

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
Changes in Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2013.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholders
The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2013.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2013.

PART IV

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

2.1†
Agreement and Plan of Reorganization, dated as of May 3, 2012, by and among WashingtonFirst Bankshares, Inc., Alliance Bankshares Corporation and Alliance Bank Corporation (included as Appendix A to Amendment No. 3 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on November 9, 2012 (File No. 333-183255)).

2.2
Amendment No. 1, dated August 9, 2012, to the Agreement and Plan of Reorganization, dated as of May 3, 2012, by and among WashingtonFirst Bankshares, Inc., Alliance Bankshares Corporation and Alliance Bank Corporation (included as Appendix A to Amendment No. 3 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on November 9, 2012 (File No. 333-183255)).

3.1
Articles of Incorporation of WashingtonFirst Bankshares, Inc. filed February 25, 2009, as amended (filed as Exhibit 3.1 to Form 8-K filed with the Securities and Exchange Commission by WashingtonFirst on December 21, 2012 (File No. 001-35768)).

3.2
Articles of Amendment to the Articles of Incorporation of WashingtonFirst Bankshares, Inc. filed January 28, 2013 (filed as Exhibit 3.1 to Form 8-K filed with the Securities and Exchange Commission by WashingtonFirst on February 6, 2013 (File No. 001-35768)).

3.3
Bylaws of WashingtonFirst Bankshares, Inc. adopted February 25, 2009 (included as Exhibit 3.7 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on August 13, 2012 (File No. 333-183255)).

4.1
Form of certificate representing shares of WashingtonFirst Bankshares, Inc.’s common stock (included as Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on September 21, 2012 (File No. 333-183255)).

4.2
WashingtonFirst Bankshares, Inc. Senior Non-Cumulative Perpetual Preferred Stock, Series D (included as part of Exhibit 3.5 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on August 13, 2012 (File No. 333-183255)).

4.3
Form of certificate representing shares of WashingtonFirst Bankshares, Inc.’s non-voting common stock (included as Exhibit 4.3 to Amendment No. 2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on November 5, 2012 (File No. 333-183255)).

10.1
Second Amended and Restated Executive Employment Agreement, dated September 21, 2012, by and between WashingtonFirst Bank and Shaza L. Andersen (included as Exhibit 10.1 to Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on September 21, 2012 (File No. 333-183255)).

10.2
Second Amended and Restated Severance Payment Agreement, dated September 21, 2012, by and between WashingtonFirst Bank and Richard D. Horn (included as Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on September 21, 2012 (File No. 333-183255)).

*	Filed with this Annual Report on Form 10-K.

**	Furnished with this Annual Report on Form 10-K.

†	The schedules to this agreement have been omitted for this filing pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish copies of such schedules to the SEC upon request.

Exhibit	Description

10.3
Second Amended and Restated Severance Payment Agreement, dated September 21, 2012, by and between WashingtonFirst Bank and George W. Connors, IV (included as Exhibit 10.3 to Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on September 21, 2012 (File No. 333-183255)).

10.4
Investment Agreement, dated as of May 3, 2012, by and between WashingtonFirst Bankshares, Inc. and Endicott Opportunity Partners III, L.P. (included as Exhibit 10.4 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on August 13, 2012 (File No. 333-183255)).

10.5
Investment Agreement, dated as of June 20, 2012, by and between WashingtonFirst Bankshares, Inc. and Castle Creek Capital Partners IV, L.P. (included as Exhibit 10.5 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on August 13, 2012 (File No. 333-183255)).

10.6
WashingtonFirst Bankshares, Inc. 2010 Equity Compensation Plan (including form of award agreement) (included as Exhibit 99.1 to Form 8-K filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on May 3, 2013 (File No. 001-35768)).

10.7
Form on Incentive Stock Option Agreement (included as Exhibit 99.2 to Form 8-K files with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on May 3, 2013 (File No. 001-35768)).

10.8
Form of Nonqualified Stock Option Agreement (included as Exhibit 10.7 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on August 13, 2012 (File No. 333-183255))).

10.9
Form of Restricted Stock Agreement (included as Exhibit 10.8 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on August 13, 2012 (File No. 333-183255)).

10.10
Form of Indemnification Agreement between WashingtonFirst Bankshares, Inc. and each of the directors and executive officers thereof (included as Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on September 21, 2012 (File No. 333-183255)).

10.11
Amendment No. 1 to Investment Agreement, dated September 21, 2012, by and between WashingtonFirst Bankshares, Inc. and Endicott Opportunity Partners III, L.P. (included as Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on September 21, 2012 (File No. 333-183255)).

10.12
Amendment No. 1 to Investment Agreement, dated September 21, 2012, by and between WashingtonFirst Bankshares, Inc. and Castle Creek Capital Partners IV, L.P. (included as Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on September 21, 2012 (File No. 333-183255)).

21*	Subsidiaries of WashingtonFirst Bankshares, Inc.

23*
Consent of BDO USA, LLP to the incorporation by reference in the Registration Statement on Form S-8, dated December 18, 2013 (File No. 333-192926), of the consolidated financial statements dated March 19, 2014 of WashingtonFirst Bankshares, Inc which are contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

101**
Interactive data files pursuant to Rule 405 of Regulation S-T: WashingtonFirst Bankshares, Inc.’s (i) Consolidated Statements of Operations for the years ended December 31, 2013 and 2012; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013 and 2012; (iii) Consolidated Balance Sheets as of December 31, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012; (v) Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2013 and 2012; and (vi) the notes to the foregoing Consolidated Financial Statements.

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

WASHINGTONFIRST BANKSHARES, INC.
(Registrant)

March 19, 2014	/s/ Shaza Andersen
Date	Shaza L. Andersen
Chief Executive Officer
(Principal Executive Officer)

March 19, 2014	/s/ Matthew Johnson
Date	Matthew R. Johnson
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)