Form 10-Q
period 2014-03-31
WashingtonFirst Bankshares, Inc.
filed 2014-05-13
CIK 1476264

As filed with the Securities and Exchange Commission on May 13, 2014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
Yes  ☐    No ☒

As of May 9, 2014, the registrant had outstanding 6,628,222 shares of voting common stock and 1,096,359 shares of non-voting common stock.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
WashingtonFirst Bankshares, Inc.
Consolidated Balance Sheets
(unaudited)

	March 31, 2014	December 31, 2013
	(in thousands)
Assets:
Cash and cash equivalents:
Cash and due from bank balances	$4,127	$3,569
Federal funds sold	154,908	99,364
Interest bearing balances	11,206	6,231
Cash and cash equivalents	170,241	109,164
Investment securities, available-for-sale, at fair value	171,635	145,367
Other equity securities	3,287	3,530
Loans held for sale, at lower of cost or fair value	979	—
Loans held for investment:
Loans held for investment, at amortized cost	897,361	838,120
Allowance for loan losses	(7,881)	(8,534)
Total loans held for investment, net of allowance	889,480	829,586
Premises and equipment, net	5,784	5,395
Intangibles	7,024	3,943
Deferred tax asset, net	10,246	10,548
Accrued interest receivable	3,275	3,466
Other real estate owned	1,016	1,463
Bank-owned life insurance	10,366	10,283
Other assets	3,806	4,814
Total Assets	$1,277,139	$1,127,559
Liabilities and Shareholders' Equity:
Liabilities:
Non-interest bearing deposits	$279,364	$231,270
Interest bearing deposits	816,833	717,633
Total deposits	1,096,197	948,903
Other borrowings	11,762	10,157
FHLB advances	43,360	43,478
Long-term borrowings	9,897	9,854
Accrued interest payable	599	524
Other liabilities	5,685	7,039
Total Liabilities	1,167,500	1,019,955
Shareholders' Equity:
Preferred stock:
Series D, $5.00 par value, 17,796 shares issued and outstanding, 1% dividend	89	89
Additional paid-in capital - preferred	17,707	17,707
Common stock:
Common Stock Voting, $0.01 par value, 50,000,000 shares authorized, 6,570,336 and 6,552,136 shares issued and outstanding, respectively	66	66
Common Stock Non-Voting, $0.01 par value, 10,000,000 shares authorized, 1,096,359 and 1,096,359 shares issued and outstanding, respectively	10	10
Additional paid-in capital - common	85,857	85,636
Accumulated earnings	6,863	5,605
Accumulated other comprehensive loss	(953)	(1,509)
Total Shareholders’ Equity	109,639	107,604
Total Liabilities and Shareholders' Equity	$1,277,139	$1,127,559
.
See accompanying notes to consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$10,994	$10,899
Interest and dividends on investments	812	649
Total interest and dividend income	11,806	11,548
Interest expense:
Interest on deposits	1,222	1,159
Interest on borrowings	382	373
Total interest expense	1,604	1,532
Net interest income	10,202	10,016
Provision for loan losses	545	1,100
Net interest income after provision for loan losses	9,657	8,916
Non-interest income:
Service charges on deposit accounts	106	131
Earnings on bank-owned life insurance	83	46
Gain on sale of other real estate owned, net	64	90
Gain on sale of loans, net	17	—
Gain/(loss) on sale of available-for-sale investment securities, net	143	(20)
Other operating income	358	247
Total non-interest income	771	494
Non-interest expense:
Compensation and employee benefits	4,068	3,243
Premises and equipment	1,508	1,357
Data processing	715	940
Professional fees	421	410
Other operating expenses	1,270	1,095
Total non-interest expense	7,982	7,045
Income before provision for income taxes	2,446	2,365
Provision for income taxes	838	912
Net income	1,608	1,453
Preferred stock dividends and accretion	(44)	(44)
Net income available to common shareholders	$1,564	$1,409

Earnings per common share:
Basic earnings per common share (1)	$0.20	$0.19
Fully diluted earnings per common share (1)	$0.20	$0.18
(1) Retroactively adjusted to reflect the effect of all stock dividends.
See accompanying notes to consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(in thousands)
Net income	$1,608	$1,453
Other comprehensive income, net of tax:
Net unrealized holding gains/(losses), net of tax	576	(162)
Reclassification adjustment for realized gains	(20)	(5)
Net change from available-for-sale securities (1)	556	(167)
Comprehensive income	$2,164	$1,286

(1) Unrealized gains/(losses) on available for sale securities is shown net of income tax expense of $0.3 million and income tax benefits of $0.1 million for the three months ended March 31, 2014 and 2013, respectively.

 See accompanying notes to consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(unaudited)

	For the Three Months Ended
	March 31, 2014		March 31, 2013
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Preferred stock:
Balance, beginning of period	17,796	$89	17,796	$89
Balance, end of period	17,796	$89	17,796	$89
Additional paid-in capital - preferred:
Balance, beginning of period		$17,707		$17,707
Balance, end of period		$17,707		$17,707
Common stock:
Balance, beginning of period	7,648,495	$76	7,143,781	$71
Exercise of stock options	18,200	—	—	—
Exercise of warrants	—	—	125,674	2
Balance, end of period	7,666,695	$76	7,269,455	$73
Additional paid-in capital - common:
Balance, beginning of period		$85,636		$80,460
Exercise of stock options		167		—
Exercise of warrants		—		1,434
Stock compensation expense		54		68
Balance, end of period		$85,857		$81,962
Accumulated earnings:
Balance, beginning of period		$5,605		$3,226
Net income		1,608		1,453
Preferred stock dividends		(44)		(44)
Cash dividends declared		(306)		—
Balance, end of period		$6,863		$4,635
Accumulated other comprehensive loss:
Balance, beginning of period		$(1,509)		$(33)
Change in unrealized loss on available-for-sale securities, net of tax and reclassification adjustments		556		(167)
Balance, end of period		$(953)		$(200)
Total shareholders' equity		$109,639		$104,266
See accompanying notes to consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(in thousands)
Cash flows from operating activities:
Net income	$1,608	$1,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	465	123
Amortization of purchase accounting marks	(713)	(1,273)
(Gain)/loss on sale of available-for-sale investment securities	(143)	20
Gain on sale of other real estate owned	(64)	(90)
Provision for loan losses	545	1,100
Write-down of other real estate owned	63	319
Earnings on bank-owned life insurance	(83)	(46)
Net amortization on available-for-sale investment securities	246	408
Stock based compensation	54	68
Originations of loans held for sale	(1,920)	—
Proceeds from sales of loans held for sale	941	—
Net change in:
Accrued interest receivable	191	194
Other assets	1,454	2,248
Accrued interest payable	75	(1,319)
Other liabilities	(1,409)	(1,733)
Net cash provided by operating activities	1,310	1,472
Cash flows from investing activities:
Net cash received in Millennium transaction	59,047	—
Purchase of available-for-sale investment securities	(28,031)	(1,999)
Proceeds from repayment of available-for-sale investment securities	8,198	17,860
Proceeds from sale/call of available-for-sale investment securities	13,554	2,540
Net increase in loans	(8,742)	(12,358)
Net decrease in FHLB stock	925	471
Proceeds from sale of real estate owned	448	1,506
Purchases of premises and equipment, net	(760)	(38)
Net cash provided by investing activities	44,639	7,982
Cash flows from financing activities:
Net increase/(decrease) in deposits	25,888	(80,186)
Net decrease in other equity securities	(12,182)	(5,250)
Net increase in other borrowings	1,605	2,824
Proceeds from issuance of common stock, net	—	1,435
Proceeds from exercise of stock options	167	—
Cash dividends paid	(306)	—
Preferred stock dividends paid	(44)	(44)
Net cash provided by/(used in) financing activities	15,128	(81,221)
Net increase/(decrease) in cash and cash equivalents	61,077	(71,767)
Cash and cash equivalents at beginning of period	109,164	224,207
Cash and cash equivalents at end of period	$170,241	$152,440
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
On February 28, 2014, WashingtonFirst entered into an agreement with the Federal Deposit Insurance Corporation (“FDIC”) to assume all the deposits and certain assets of Millennium Bank, NA (“Millennium”), a federally chartered commercial bank headquartered in Sterling, Virginia (“Millennium Transaction”). For more information regarding the Millennium transaction, see Note 3 – Millennium Bank Transaction.
2. SIGNIFICANT ACCOUNTING POLICIES
The accounting and reporting policies of WashingtonFirst conform with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”). The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities (including, but not limited to, the allowance for loan losses, provision for loan losses, other-than-temporary impairment of investment securities and fair value measurements) as of the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The following are the significant accounting policies that WashingtonFirst follows in preparing and presenting its consolidated financial statements:

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

(b)	Cash and Cash Equivalents and Statements of Cash Flows
For purposes of the statements of cash flows, cash and cash equivalents consists of cash and due from banks, interest bearing balances and federal funds sold. The Bank maintains deposits with other commercial banks in amounts that may exceed federal deposit insurance coverage. Management regularly evaluates the credit risk associated with these transactions and believes that the Bank is not exposed to any significant credit risks on cash and cash equivalents. The Bank is required to maintain certain average reserve balances with the Federal Reserve Bank of Richmond. Those balances include usable vault cash and amounts on deposit with the Federal Reserve Bank of Richmond. The Bank had no compensating balance requirements or required cash reserves with correspondent banks as of March 31, 2014. The Bank maintains interest bearing balances at other banks to help ensure sufficient liquidity and provide additional return versus overnight Federal Funds.

The following table sets forth information regarding certain cash and non-cash transactions for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(in thousands)
Cash paid during the period for:
Interest paid on interest-bearing deposits	$1,299	$1,237
Income taxes paid	—	—
Non-cash activity:
Loans converted into other real estate owned	—	1,010
Non-cash activity resulting from the Millennium Transaction:
Fair value of assets acquired:
Investment securities	19,240	—
Other equity securities	683	—
Loans, net of unearned income	51,332	—
Core deposit intangibles	470	—
Other assets	440	—
Fair value of liabilities assumed:
Deposits	121,592	—
FHLB advances	12,209	—
Other liabilities	50	—

(c)	Use of Estimates
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
Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. All securities were classified as available-for-sale as of March 31, 2014 and December 31, 2013.
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

(g)	Loans Held for Sale
Loans held for sale are carried at the lower of cost or market, determined in the aggregate. Market value considers commitment agreements with investors and prevailing market prices. Loans originated by the Company’s mortgage banking unit and held for sale to outside investors, are made on a pre-sold basis with servicing rights released. Gains and losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold.

(h)	Loans Held for Investment
The Bank grants real estate, including construction and development, commercial, and residential, commercial and industrial, and consumer loans to customers primarily in the greater Washington, D.C. metropolitan area. The loan portfolio is well diversified and generally is collateralized by assets of the customers. The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers. The ability of the Bank’s debtors to honor their loan contracts is dependent upon the real estate and general economic conditions in the Bank’s market area. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances less the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Consumer loans and other loans typically are charged off no later than 180 days past due. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on non-accrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
(i) Allowance for Loan Losses
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
(j) Premises and Equipment
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
(k) Leases
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
(l) Other Real Estate Owned
Real estate properties acquired through loan foreclosures are recorded initially at the lower of the specific loan amount or fair value, less expected sales costs, each as determined by management. Subsequent valuations are performed by management, and the carrying amount of a property is adjusted by a charge to expense to reflect any subsequent declines in estimated fair value. Fair value estimates are based on recent appraisals and current market conditions. Gains or losses on sales of real estate owned are recognized upon disposition.

(m) Income Taxes
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
The Company and the Bank are subject to U.S. federal income tax, the District of Columbia income tax and the State of Maryland income tax. The Company is no longer subject to examination by Federal or State taxing authorities for the years before 2010. As of March 31, 2014 and December 31, 2013 the Company did not have any unrecognized tax benefits. The Company does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other non-interest expense. As of March 31, 2014 and December 31, 2013, the Company does not have any amounts accrued for interest and/or penalties.
(n) Stock-Based Compensation Plans
Under ASC 718, the Company recognizes compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides services in exchange for the award. Compensation cost is measured based on the fair value of the equity instrument issued at the date of grant.
(o) Valuation of Long-Lived Assets
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
(p) Transfer of Financial Assets
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
(q) Earnings Per Common Share
Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding, which includes both voting and non-voting common shares outstanding. Diluted earnings per common share is computed by dividing applicable net income by the weighted average number of common shares outstanding and any dilutive potential common shares and dilutive stock options. It is assumed that all dilutive stock options were exercised at the beginning of each period and that the proceeds were used to purchase shares of the Company’s common stock at the average market price during the period. Prior years per share information has been retroactively adjusted to date in order to give effect to all stock dividends declared.

(r) Goodwill
Goodwill represents the excess of purchase price over fair value of net assets and liabilities acquired. Under ASC 350-10, goodwill is not amortized over an estimated life, but rather it is evaluated at least annually for impairment by comparing its fair value with its recorded amount and is written down when appropriate. Projected net operating cash flows are compared to the carrying amount of the goodwill recorded and if the estimated net operating cash flows are less than the carrying amount, a loss is recognized to reduce the carrying amount to fair value. In the first quarter 2014, the Company recorded $2.6 million of additional goodwill related to the Millennium Transaction. For more information regarding this addition, see Note 3—Millennium Bank Transaction. There was no impairment of goodwill in the three months ended March 31, 2014 and March 31, 2013. For more information regarding goodwill, see Note 9—Intangible Assets.
(s) Recent Accounting Pronouncements
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
(t) Reclassifications
Certain reclassifications of prior year information were made to conform to the 2014 presentation.

3. MILLENNIUM BANK TRANSACTION
On February 28, 2014, the Company entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) to assume all of the deposits and certain assets of Millennium Bank, NA (“Millennium”), a federally chartered commercial bank headquartered in Sterling, Virginia. Millennium operated two branches in Virginia – Sterling and Herndon. These branches reopened Monday, March 3, 2014 as branches of WashingtonFirst. Millennium Bank was headquartered in Sterling, Virginia.
The Millennium transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the merger date. The excess of fair value of net liabilities assumed exceeded cash received in the transaction resulting in goodwill or $2.6 million being recorded. The Company also recorded $0.5 million in core deposit intangibles which will be amortized over five to eight years, depending on the underlying instrument.
The consideration paid, and the fair value of identifiable assets acquired and liabilities assumed, as of the purchase and assumption agreement date are summarized in the following table:

Goodwill on Millennium Transaction
Amount
(in thousands)
Assets acquired:
Cash and cash equivalents	$43,235
Investment securities	19,240
Other equity securities	683
Loans, net of unearned income	51,332
Core deposit intangibles	470
Other assets	440
Total assets	115,400
Liabilities assumed:
Deposits	121,592
FHLB advances	12,209
Other liabilities	50
Total liabilities	133,851
Net liabilities acquired	18,451
Consideration received:
Cash paid to WashingtonFirst Bank by the FDIC	15,812
Goodwill	$2,639
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

4. CASH AND CASH EQUIVALENTS
Regulation D of the Federal Reserve Act requires that banks maintain non-interest reserve balance with the Federal Reserve Bank based principally on the type and amount of their deposits. During the first quarter 2014 and 2013, the Bank maintained balances at the Federal Reserve Bank of Richmond (in addition to vault cash) to meet the reserve requirements as well as balances to partially compensate for services provided by the Federal Reserve Bank of Richmond. The Bank has an interest bearing account with the FHLB and maintains eight non-interest bearing accounts with domestic correspondents to off-set the cost of services they provide to the Bank for maintaining an account with them.
In addition, the Bank has short term investments in the form of certificates of deposits with banks insured by the Federal Deposit Insurance Corporation (“FDIC”), classified as interest bearing balances, as of March 31, 2014 and December 31, 2013. All balance are fully insured up to the applicable limits by the FDIC.
5. INVESTMENT SECURITIES
The following tables present the amortized cost and fair values of WashingtonFirst’s available-for-sale investment securities as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Available-for-Sale Securities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasuries	$2,998	$3	$—	$3,001
U.S. Government agencies	51,797	68	(469)	51,396
Mortgage-backed securities	52,722	196	(421)	52,497
Collateralized mortgage obligations	47,359	74	(1,338)	46,095
Municipal securities	18,230	626	(210)	18,646
Total available-for-sale securities	$173,106	$967	$(2,438)	$171,635

	December 31, 2013
	Available-for-Sale Securities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasuries	$2,998	$—	$(2)	$2,996
U.S. Government agencies	38,548	81	(590)	38,039
Mortgage-backed securities	44,240	158	(544)	43,854
Collateralized mortgage obligations	44,262	76	(1,621)	42,717
Municipal securities	17,646	541	(426)	17,761
Total available-for-sale securities	$147,694	$856	$(3,183)	$145,367

The estimated fair value of securities pledged to secure public funds, securities sold under agreements to repurchase and for other purposes amounted to $80.7 million and $115.9 million as of March 31, 2014 and December 31, 2013, respectively.
WashingtonFirst did not recognize in earnings any other-than-temporary impairment losses on available-for-sale investment securities during the three months ended March 31, 2014 or 2013. During the three months ended March 31, 2014, WashingtonFirst received proceeds of $13.6 million from the call or sale of securities from its available-for-sale investment portfolio resulting in gross realized gains of $0.2 million and gross realized losses of $48,000. During the three months ended March 31, 2013, WashingtonFirst received proceeds of $2.5 million from the call or sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $4,000 and gross realized losses of $24,000.
As of March 31, 2014 and December 31, 2013, unrealized losses on available-for-sale securities were as follows:

	March 31, 2014
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
U.S. Government agencies	$42,709	$(469)	$—	$—
Mortgage-backed securities	32,336	(225)	3,015	(196)
Collateralized mortgage obligations	25,260	(565)	13,093	(773)
Municipal securities	8,252	(210)	—	—
Total	$108,557	$(1,469)	$16,108	$(969)

	December 31, 2013
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
U.S. Treasuries	$2,996	$(2)	$—	$—
U.S. Government agencies	28,335	(590)	—	—
Mortgage-backed securities	25,735	(306)	3,056	(238)
Collateralized mortgage obligations	32,648	(1,483)	3,139	(138)
Municipal securities	7,978	(426)	—	—
Total	$97,692	$(2,807)	$6,195	$(376)

The temporary unrealized losses presented above are principally due to a general increase in market rates and a widening of credit spreads from the dates of acquisition to March 31, 2014 and December 31, 2013, as applicable. The resulting decreases in fair values reflect an increase in the perceived risk by the financial markets related to those securities. As of March 31, 2014, all U.S. Treasuries and U.S. Government Agencies are AAA/AA+ rated and any fluctuations in their fair value are caused by changes in interest rates and are not considered credit related as the contractual cash flows of these investments are either explicitly or implicitly backed by the full faith and credit of the U.S. Government. Unrealized losses that are related to the prevailing interest rate environment will decline over time and recover as these securities approach maturity. The mortgage-backed securities portfolio at March 31, 2014 is composed of GNMA, FNMA or FHLMC mortgage-backed securities reported at fair value of $52.5 million and GNMA collateralized mortgage obligations reported at fair value of $46.1 million. Any associated unrealized losses are caused by changes in interest rates and are not considered credit related as the contractual cash flows of these investments are either explicitly or implicitly backed by the full faith and credit of the U.S. Government. Unrealized losses that are related to the prevailing interest rate environment will decline over time and recover as these securities approach maturity. As of March 31, 2014 the fair value of the municipal securities portfolio totaled $8.3 million. The municipal bond portfolio has no concentration in any state greater than 20 percent and carries bond ratings of A or higher.
As of March 31, 2014 and December 31, 2013, eleven and five, respectively, of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $1.0 million and $0.4 million, respectively.
The amortized cost and fair value of investments by remaining contractual maturity for available-for-sale investment securities as of March 31, 2014 are set forth below. Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

	Available-for-Sale Securities as of March 31, 2014
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$1,000	$1,005
Due after one year through five years	41,537	41,820
Due after five years through ten years	45,544	45,133
Due after ten years	85,025	83,677
Total	$173,106	$171,635

6. LOANS
The composition of net loans is summarized as follows as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(in thousands)
Construction and development	$104,360	$97,324
Commercial real estate	546,686	521,760
Residential real estate	113,420	95,428
Real estate loans	764,466	714,512
Commercial and industrial	123,881	120,833
Consumer	9,014	2,775
Total loans	897,361	838,120
Less: allowance for loan losses	7,881	8,534
Net loans	$889,480	$829,586
As of March 31, 2014, $365.9 million of loans were pledged as collateral for FHLB advances.
An aging analysis of the composition of past due loans and non-accrual loans by class of loans, as of March 31, 2014 and December 31, 2013:

	As of March 31, 2014
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non- Accrual	Total Past Due	Total Loans
	(in thousands)
Construction and development	$102,322	$—	$—	$—	$2,038	$2,038	$104,360
Commercial real estate	533,953	1,282	—	2,720	8,731	12,733	546,686
Residential real estate	110,390	757	572	—	1,701	3,030	113,420
Commercial and industrial	118,354	2,580	424	—	2,523	5,527	123,881
Consumer	9,004	5	—	—	5	10	9,014
Balance at end of period	$874,023	$4,624	$996	$2,720	$14,998	$23,338	$897,361

(1) For the purpose of this table, loans 1-29 days past due are included in the balance of current loans

	As of December 31, 2013
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	90+ Day Past Due	Non- Accrual	Total Past Due	Total Loans
	(in thousands)
Construction and development	$95,271	$—	$—	$—	$2,053	$2,053	$97,324
Commercial real estate	510,043	613	2,771	—	8,333	11,717	521,760
Residential real estate	93,338	97	101	—	1,892	2,090	95,428
Commercial and industrial	117,531	250	381	—	2,671	3,302	120,833
Consumer	2,532	100	5	—	138	243	2,775
Balance at end of period	$818,715	$1,060	$3,258	$—	$15,087	$19,405	$838,120

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

The following table sets forth the risk categories of loans in the Bank’s loan portfolio as of March 31, 2014 and December 31, 2013:

	As of March 31, 2014
Internal risk rating grades	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Risk rating number	1 to 5	6	7	8	9
	(in thousands)
Construction and development	$102,322	$—	$—	$2,038	$—	$104,360
Commercial real estate	502,309	14,397	9,368	19,448	1,164	546,686
Residential real estate	109,180	1,881	—	2,359	—	113,420
Commercial and industrial	109,952	6,330	3,277	4,322	—	123,881
Consumer	8,715	294	—	5	—	9,014
Balance at end of period	$832,478	$22,902	$12,645	$28,172	$1,164	$897,361

	As of December 31, 2013
Internal risk rating grades	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Risk rating number	1 to 5	6	7	8	9
	(in thousands)
Construction and development	$95,271	$—	$—	$2,053	$—	$97,324
Commercial real estate	488,373	11,511	6,308	15,568	—	521,760
Residential real estate	91,616	1,722	163	1,927	—	95,428
Commercial and industrial	110,122	4,851	2,945	2,915	—	120,833
Consumer	2,239	398	—	138	—	2,775
Balance at end of period	$787,621	$18,482	$9,416	$22,601	$—	$838,120
The following table presents a breakdown of non-accrual loans as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(in thousands)
Construction and development	$2,038	$2,053
Commercial real estate	8,731	8,333
Residential real estate	1,701	1,892
Commercial and industrial	2,523	2,671
Consumer	5	138
Total non-accrual loans	$14,998	$15,087
The following table presents information regarding troubled debt restructurings during the three months ended March 31, 2014 and 2013:

	March 31, 2014			March 31, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	(dollars in thousands)
Construction and development	1	$415	$260	1	$409	$409
Commercial real estate	3	5,158	4,657	4	3,891	3,894
Residential real estate	11	2,243	2,134	10	2,112	2,040
Commercial and industrial	7	1,822	1,818	6	438	459
Consumer	—	—	—	2	119	120
Total loans	22	$9,638	$8,869	23	$6,969	$6,922

A modification to the contractual terms of a loan that results in granting a concession to a borrower experiencing financial difficulties is considered a troubled debt restructuring (“TDR”). When the Company has granted a concession, as a result of the restructuring, it does not expect to collect all amounts due in a timely manner, including interest accrued at the original contract rate. In making its determination of whether a borrower is experiencing financial difficulties, the Company considers several factors, including whether (1) the borrower has declared or is in the process of declaring bankruptcy, (2) there is substantial doubt as to whether the borrower will continue to be a going concern, and (3) the borrower can obtain funds from other sources at an effective interest rate at or near a current market interest rate for debt with similar risk characteristics. The Company evaluates TDRs similarly to other impaired loans for purposes of the allowance for losses.
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
The following table presents loan information by class regarding TDRs identified during the previous 12 months that were in default, under the modified terms for the three months ended March 31, 2014 and 2013:

	March 31, 2014			March 31, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	(dollars in thousands)
Construction and development	1	$415	$260	1	$540	$409
Commercial real estate	2	2,071	2,069	—	—	—
Residential real estate	—	—	—	1	725	724
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	1	19	19
Total loans	3	$2,486	$2,329	3	$1,284	$1,152
Non-performing assets were as follows as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(in thousands)
Non-accrual loans	$14,998	$15,087
90+ days past due still accruing	2,720	—
Troubled debt restructurings still accruing	6,540	5,715
Other real estate owned	1,016	1,463
Total non-performing assets	$25,274	$22,265
As of March 31, 2014 there was one commercial real estate past due more than 90 days that was still accruing interest. This loan is considered well secured and in the process of collection. As of December 31, 2013, there were no loans past due more than 90 days that were still accruing. If interest had been earned on the non-accrual loans, interest income on these loans would have been approximately $0.2 million for both the three months ended March 31, 2014 and 2013.

7. ALLOWANCE FOR LOAN LOSSES
The following table sets forth changes in the allowance for loan losses for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(in thousands)
Balance at beginning of period	$8,534	$6,260
Provision for loan losses	545	1,100
Charge-offs	(1,313)	(1,218)
Recoveries	115	34
Balance at end of period	$7,881	$6,176
The following tables present changes in the allowance for loan losses by segment for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31, 2014
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Balance as of December 31, 2013	$673	$4,980	$927	$1,849	$105	$8,534
Provision for/(release of) loan losses	92	(328)	65	525	191	545
Charge-offs	—	(581)	(388)	(70)	(274)	(1,313)
Recoveries	—	101	11	3	—	115
Balance as of March 31, 2014	765	4,172	615	2,307	22	7,881

	For the Three Months Ended March 31, 2013
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Balance as of December 31, 2012	$863	$2,655	$573	$2,142	$27	$6,260
Provision for/(release of) loan losses	97	(3)	173	832	1	1,100
Charge-offs	—	(265)	—	(953)	—	(1,218)
Recoveries	4	1	10	19	—	34
Balance as of March 31, 2013	$964	$2,388	$756	$2,040	$28	$6,176

The following tables present the ending balances of loans and the related allowance for losses, by impairment method and segment type as of March 31, 2014 and December 31, 2013:

	As of March 31, 2014
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Ending Balance:
Evaluated collectively for impairment	$102,322	$525,362	$111,862	$116,545	$9,009	$865,100
Evaluated individually for impairment	2,038	21,324	1,558	7,336	5	32,261
	$104,360	$546,686	$113,420	$123,881	$9,014	$897,361

Allowance for Losses:
Evaluated collectively for impairment	$760	$2,917	$344	$838	$22	$4,881
Evaluated individually for impairment	5	1,255	271	1,469	—	3,000
	$765	$4,172	$615	$2,307	$22	$7,881

	As of December 31, 2013
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Ending Balance:
Evaluated collectively for impairment	$95,271	$498,225	$93,338	$114,655	$2,637	$804,126
Evaluated individually for impairment	2,053	23,535	2,090	6,178	138	33,994
	$97,324	$521,760	$95,428	$120,833	$2,775	$838,120

Allowance for Losses:
Evaluated collectively for impairment	$668	$2,696	$299	$770	$6	$4,439
Evaluated individually for impairment	5	2,284	628	1,079	99	4,095
	$673	$4,980	$927	$1,849	$105	$8,534
The following tables show the allocation of the allowance for loan losses among various categories of loans and certain other information as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any loan category.

	March 31, 2014		December 31, 2013
	Amount	% Total	Amount	% Total
	(dollars in thousands)
Construction and development	$765	9.7%	$673	7.9%
Commercial real estate	4,172	52.9%	4,980	58.3%
Residential real estate	615	7.8%	927	10.9%
Commercial and industrial	2,307	29.3%	1,849	21.7%
Consumer	22	0.3%	105	1.2%
Total allowance for loan losses	$7,881	100.0%	$8,534	100.0%

The following table represents specific allocation for impaired loans by class as of March 31, 2014 and December 31, 2013:

	As of March 31, 2014			As of December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
	(in thousands)
With no related allowance:
Construction and development	$2,193	$1,778	$—	$2,194	$1,786	$—
Commercial real estate	5,443	4,495	—	1,195	1,175	—
Residential real estate	3,275	2,886	—	1,418	1,314	—
Commercial and industrial	173	164	—	201	185	—
Consumer	—	—	—	98	95	—
Total with no related allowance	11,084	9,323	—	5,106	4,555	—
With an allowance recorded:
Construction and development	265	260	5	271	266	5
Commercial real estate	7,013	6,824	659	11,570	11,204	1,698
Residential real estate	765	607	226	1,891	1,745	628
Commercial and industrial	4,335	4,177	1,113	3,032	2,895	623
Consumer	5	5	1	180	137	98
Total with an allowance recorded	12,383	11,873	2,004	16,944	16,247	3,052
Total impaired loans	$23,467	$21,196	$2,004	$22,050	$20,802	$3,052

The following table presents the average impaired loan balance by class for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended
	March 31, 2014		March 31, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With no related allowance:
Construction and development	$1,782	$—	$3,842	$—
Commercial real estate	5,624	—	5,428	14
Residential real estate	3,387	29	1,899	12
Commercial and industrial	172	—	1,401	1
Consumer	71	—	8	—
Total with no related allowance	11,036	29	12,578	27
With an allowance recorded:
Construction and development	263	—	408	—
Commercial real estate	6,756	33	2,671	33
Residential real estate	618	—	1,456	6
Commercial and industrial	4,210	20	1,913	2
Consumer	5	—	120	2
Total with an allowance recorded	11,852	53	6,568	43
Total impaired loans	$22,888	$82	$19,146	$70

8. OTHER REAL ESTATE OWNED
As of March 31, 2014, WashingtonFirst had $1.0 million classified as other real estate owned (“OREO”) on the balance sheet, compared to $1.5 million as of December 31, 2013 and $2.6 million as of March 31, 2013. During the three months ended March 31, 2014, WashingtonFirst sold three OREO properties collecting cash proceeds of $0.4 million, realizing net gains of $0.1 million. During the first quarter 2014 WashingtonFirst did not acquire any properties that were classified as OREO through foreclosure or the Millennium transaction. During the three months ended March 31, 2013, WashingtonFirst sold five OREO property collecting cash proceeds of $1.5 million, realizing net gains of $0.1 million. In addition, during the three months ended March 31, 2013, WashingtonFirst acquired two properties with a fair value of $1.0 million. No OREO properties were assumed as a part of the Millennium transaction.
The table below reflects changes in OREO for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(in thousands)
Balance at beginning of period	$1,463	$3,294
Properties acquired at foreclosure	—	1,010
Sales of foreclosed properties	(384)	(1,416)
Valuation adjustments	(63)	(319)
Balance at end of period	$1,016	$2,569
The table below reflects expenses applicable to OREO for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended
	March 31, 2014	March 31, 2013

Write-downs	$63	$319
Operating expenses, net of rental income	32	23
Total OREO expense	$95	$342

9. INTANGIBLE ASSETS
Intangible assets includes goodwill and core deposit intangibles. Goodwill is tested for impairment annually or more frequently if events or circumstances indicate a possible impairment. Core deposit intangibles arise when a bank has a stable deposit base comprised of funds associated with long-term customer relationships. The intangible asset value derives from customer relationships that provide a low-cost source of funding. In the Millennium transaction in February 2014, the Company recorded additional goodwill of $2.6 million. The Company also recorded $0.5 million of core deposit intangibles which consists of $0.3 million related to non-interest bearing deposits and interest-bearing NOW accounts which is being amortized over a five year period and $0.1 million related to savings accounts which is being amortized over a eight year period. See Note 3 for further details on the Millennium transaction. In the acquisition of Alliance in December 2012, the Company recorded $0.4 million of core deposit intangibles, which is being amortized over a five year period. Core deposit intangibles arise as a consequence of acquisition. Such intangibles represent value attached to the continued depositor relationship providing a low-cost source of funding. The Company performs annual impairment tests on goodwill in the fourth quarter of each year using the fair value approach.
The balances of goodwill and core deposit intangibles are presented below as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(in thousands)
Goodwill	$6,241	$3,601
Core deposit intangible	783	342
Total intangibles	$7,024	$3,943
10. DEPOSITS
The following table sets forth the composition of deposits as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(in thousands)
Demand deposit accounts	$279,364	$231,270
NOW accounts	100,451	91,107
Money market accounts	218,865	188,170
Savings accounts	123,256	113,987
Time deposits under $100,000	120,727	116,055
Time deposits $100,000 and over	253,534	208,314
Total deposits	$1,096,197	$948,903
The scheduled maturities of time deposits are as follows as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(in thousands)
Within 1 Year	$220,861	$191,470
1 - 2 years	73,158	67,888
2 - 3 years	44,692	38,098
3 - 4 years	15,108	8,493
4 - 5 years	20,442	18,420
Total	$374,261	$324,369
Time deposits include Certificate of Deposit Account Registry Service (“CDARS”) balances and brokered deposits. The Bank had $58.5 million and $33.2 million in CDARS deposits as of March 31, 2014 and December 31, 2013, respectively. Brokered deposits were $10.1 million and $32.6 million as of March 31, 2014 and December 31, 2013, respectively.

11. OTHER BORROWINGS
Other borrowings consist of $11.8 million and $10.2 million of customer repurchase agreements as of March 31, 2014 and December 31, 2013, respectively. Customer repurchase agreements are standard commercial banking transactions that involve a Bank customer instead of a wholesale bank or broker.
12. FEDERAL HOME LOAN BANK ADVANCES
As a member of the FHLB, the Bank has access to numerous borrowing programs with total credit availability established at 20 percent of total quarter-end assets. FHLB advances are fully collateralized by pledges of certain qualifying real estate secured loans (see Note 4 - Cash and Cash Equivalents). As of March 31, 2014, the Bank had pledged a total of $365.9 million in qualifying home equity lines of credit, commercial real estate loans, multifamily real estate loans, and residential real estate secured loans as security for FHLB advances. As of March 31, 2014, the Bank had $185.3 million in remaining credit available with the FHLB.
The following table sets forth the composition of FHLB advances as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(dollars in thousands)
As of period ended:
FHLB advances	$43,360	$43,478
Weighted average outstanding effective interest rate	1.78%	1.30%
The following table sets forth the composition of FHLB advances during the three months ended March 31, 2014 and 2013:

	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(dollars in thousands)
Averages for the three months ended:
FHLB advances	$46,133	$40,315
Average effective interest rate paid during the period	1.77%	2.24%
Maximum month-end balance outstanding	$43,438	$40,773
The following table sets forth the contractual maturities of FHLB advances as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(in thousands)
Within one year	$—	$15,000
3 - 4 years	15,000	—
In 2021	28,360	28,478
Total FHLB advances	$43,360	$43,478

13. LONG-TERM BORROWINGS
Long-term borrowings consist of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(in thousands)
Subordinated debt	$2,256	$2,247
Trust preferred capital notes	7,641	7,607
Long-term borrowings	$9,897	$9,854
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
On June 30, 2003, Alliance invested $0.3 million as common equity into a wholly-owned Delaware statutory business trust (the “Trust”). Simultaneously, the Trust privately issued $10.0 million face amount of thirty-year floating rate trust preferred capital securities (the “Trust Preferred Capital Notes”) in a pooled trust preferred capital securities offering. The Trust used the offering proceeds, plus the equity, to purchase $10.3 million principal amount of Alliances’ floating rate junior subordinated debentures due 2033 (the “Subordinated Debentures”). Both the Trust Preferred Capital Notes and the Subordinated Debentures are callable at any time, without penalty. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15 percent subject to quarterly interest rate adjustments. The interest rates as of March 31, 2014 and 2013 were 3.38 percent and 3.39 percent, respectively. The Trust Preferred Capital Notes are guaranteed by WashingtonFirst on a subordinated basis, and were recorded on WashingtonFirst’s books at the time of the Alliance acquisition at a discounted amount of $7.5 million, which was the fair value of the instruments at the time of the acquisition. The $2.5 million discount is being expensed monthly over the life of the obligation. Under the indenture governing the Trust Preferred Capital Notes, WashingtonFirst has the right to defer payments of interest for up to twenty consecutive quarterly periods.
Under current regulatory guidelines, the Trust Preferred Capital Notes may constitute no more than 25 percent of total Tier 1 Capital. Any amount not eligible to be counted as Tier 1 Capital is considered to be Tier 2 Capital. As of March 31, 2014, the entire amount of Trust Preferred Capital Notes was considered Tier 1 Capital.

14. SHAREHOLDERS’ EQUITY

In August 2011, WashingtonFirst elected to participate in the Small Business Lending Fund, or “SBLF,” and issued 17,796 shares of its Series D Preferred Stock to the United States Treasury for $17.8 million. Under the terms of the SBLF transaction, during the first ten quarters (ending December 31, 2013) in which the Series D Preferred Stock was outstanding, the preferred shares earned dividends at a rate that could fluctuate on a quarterly basis. For the eleventh dividend period (ending March 31, 2014) through the year 4.5 years after the closing of the SBLF transaction, because WashingtonFirst Bank’s qualified small business lending, or “QSBL,” as of December 31, 2013 and had increased sufficiently as compared with the QSBL baseline, the annual dividend rate will be fixed at a rate of 1%.
In connection with the issuance of the Bank subordinated debt on June 15, 2012, the Company issued warrants to Community Bancapital LP (“CBC”) that would allow it to purchase 57,769 shares of common stock at a share price equal to $10.82. These warrants expire if not exercised on or before June 15, 2020. The warrants were valued at $0.3 million using the Black-Scholes option pricing model and are being expensed monthly over the life of the debt.
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
On October 21, 2013, the Board of Directors declared a cash dividend of $0.04 per share payable on January 2, 2014, to stockholders of record on December 13, 2013. The dividend payout was approximately $300,000, on 7.6 million shares of voting and non-voting common stock.
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
The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Bank had $171.1 million in outstanding commitments to extend credit as of March 31, 2014.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, in each case as those terms are defined in the regulations. Management believes the Company satisfied all capital adequacy requirements to which it was subject as of March 31, 2014.
As of March 31, 2014, the Company was “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios, as set forth in the table below.
The Company’s actual capital amounts and ratios and regulatory requirements are presented in the following table as of March 31, 2014 and December 31, 2013:

	Actual		To Be Well Capitalized Under Prompt Corrective Action Provisions		For Minimum Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of March 31, 2014:
Total risk-based capital ratio	$121,590	12.89%	$94,329	>10.0%	$75,463	>8.0%
Tier 1 risk-based capital ratio	111,209	11.79%	56,595	>6.0%	37,730	>4.0%
Tier 1 leverage ratio	111,209	9.60%	57,921	>5.0%	46,337	>4.0%

As of December 31, 2013:
Total risk-based capital ratio	$123,811	14.05%	$88,122	>10.0%	$70,497	>8.0%
Tier 1 risk-based capital ratio	112,777	12.80%	52,864	>6.0%	35,243	>4.0%
Tier 1 leverage ratio	112,777	10.53%	53,550	>5.0%	42,840	>4.0%

17. EARNINGS PER SHARE
The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock has no effect on income available to common shareholders.
The following table presents the basic and dilutive earnings per share for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(dollars in thousands, except for per share amounts)
Net income	$1,608	$1,453
Less: SBLF dividends	(44)	(44)
Net income available to common shareholders	$1,564	$1,409

Weighted average number of shares outstanding (1)	7,657,616	7,566,712
Effect of dilutive securities:
Restricted stock, stock options and warrants (1)	67,113	66,203
Diluted weighted average number of shares outstanding (1)	7,724,729	7,632,915

Basic earnings per share (1)	$0.20	$0.19
Diluted earnings per share (1)	$0.20	$0.18
(1) Retroactively adjusted to reflect the effect of all stock dividends.
18. OTHER EXPENSES
The following table provides details of the other expenses reflected in the consolidated statements of operations for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(in thousands)
Other real estate owned expenses	$95	$342
Business and franchise tax	195	166
Advertising and promotional expenses	149	139
FDIC premiums	201	98
Postage, printing and supplies	59	55
Directors' fees	63	50
Insurance	24	25
One-time merger related expenses	168	8
Other	316	212
Other expenses	$1,270	$1,095

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
Net transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period. There were no transfers within the fair value hierarchy for fair value measurements of WashingtonFirst’s investment securities during the first quarter 2014 or the first quarter 2013.
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
Fair Value Classification and Transfers
As of March 31, 2014, WashingtonFirst’s assets and liabilities recorded at fair value included financial instruments valued at $22.2 million whose fair values were estimated by management in the absence of readily determinable fair values (i.e., level 3). These financial instruments measured as level 3 represented 1.7 percent of total assets and 11.5 percent of financial instruments measured at fair value as of March 31, 2014. As of December 31, 2013, WashingtonFirst’s assets and liabilities recorded at fair value included financial instruments valued at $22.3 million whose fair values were estimated by management in the absence of readily determinable fair values. These financial instruments measured as level 3 represented 2.0 percent of total assets and 13.3 percent of financial instruments measured at fair value as of December 31, 2013.

The following tables present information about WashingtonFirst’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2014 and December 31, 2013, respectively, and indicates the fair value hierarchy of the valuation techniques used by WashingtonFirst to determine such fair value:

Assets Measured at Fair Value as of March 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
U.S. Treasuries	$3,001	$—	$—	$3,001
U.S. Government agencies	—	51,396	—	51,396
Mortgage-backed securities	—	52,497	—	52,497
Collateralized mortgage obligations	—	46,095	—	46,095
Municipal securities	—	18,646	—	18,646
Total recurring assets at fair value	$3,001	$168,634	$—	$171,635

Nonrecurring:
Assets:
Impaired loans (1)	$—	$—	$21,196	$21,196
Other real estate owned (2)	—	—	1,016	1,016
Total nonrecurring assets at fair value	$—	$—	$22,212	$22,212

Assets Measured at Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
U.S. Treasuries	$2,996	$—	$—	$2,996
U.S. Government agencies	—	38,039	—	38,039
Mortgage-backed securities	—	43,854	—	43,854
Collateralized mortgage obligations	—	42,717	—	42,717
Municipal securities	—	17,761	—	17,761
Total recurring assets at fair value	$2,996	$142,371	$—	$145,367

Nonrecurring:
Assets:
Impaired loans (1)	$—	$—	$20,802	$20,802
Other real estate owned (2)	—	—	1,463	1,463
Total nonrecurring assets at fair value	$—	$—	$22,265	$22,265

(1)	Includes loans that have been measured for impairment at the fair value of the loans’ collateral.

(2)	Other real estate owned is transferred from loans to OREO at the lower of cost or market.

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis for which WashingtonFirst has used significant level 3 inputs to determine fair value. Net transfers in and/or out of level 3 are based on the fair values of the assets and liabilities as of the beginning of the reporting period.

	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(in thousands)
Balance at beginning of period	$—	$106
Unrealized gains	—	(55)
Balance at end of period	$—	$51
Fair Value of Financial Instruments
The following table sets forth the estimated fair values and carrying values for financial assets, liabilities and commitments as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Cash and cash equivalents	$170,241	$170,241	$109,164	$109,164
Investment securities	171,635	171,635	145,367	145,367
Other equity securities	3,287	3,287	3,530	3,530
Loans held for sale	979	979	—	—
Loans held for investment, net	889,480	884,180	829,586	824,881
Bank-owned life insurance	10,366	10,366	10,283	10,283
Time deposits	374,261	376,343	324,369	325,946
Other borrowings	11,762	11,762	10,157	10,157
FHLB advances	43,360	43,288	43,478	43,681
Long-term borrowings	9,897	9,897	9,854	9,854
Off balance sheet items	171,089	171,089	160,257	160,257
The following methods and assumptions were used in estimating the fair value of the financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:
Cash and cash equivalents. The carrying amount of cash and cash equivalents approximates fair value. As such they are classified as level 1 for non-interest-bearing deposits and level 2 for interest-bearing deposits due from banks or federal funds sold.
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
Loans held for sale. The fair value of loans held for sale is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale.
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
Bank-owned life insurance. The fair value of bank-owned life insurance is based on the cash surrender value provide by the insurance provider, resulting in a level 3 classification.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations should be read together with: (1) the interim unaudited consolidated financial statements and the related notes that appear elsewhere in this report; and (2) WashingtonFirst’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 19, 2014.
The discussion below and the other sections to which WashingtonFirst has referred you contains management’s comments on WashingtonFirst’s business strategy and outlook, such discussions contain forward-looking statements. These forward-looking statements reflect the expectations, beliefs, plans and objectives of management about future financial performance and assumptions underlying management’s judgment concerning the matters discussed, and accordingly, involve estimates, assumptions, judgments and uncertainties. WashingtonFirst’s actual results could differ materially from those discussed in the forward-looking statements and the discussion below is not necessarily indicative of future results. Factors that could cause or contribute to any differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in Item 1A “Risk Factors” in WashingtonFirst’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 19, 2014 and below in “Cautionary Note Regarding Information Regarding Forward-Looking Statements.”
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
Forward-looking statements reflect our expectation or prediction of future conditions, events or results based on information currently available. These forward-looking statements are subject to significant risks and uncertainties that may cause actual results to differ materially from those in such statements. These risk and uncertainties include, but are not limited to, the risks identified in Item 1A “Risk Factors” in WashingtonFirst’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 19, 2014 and the following:

•	competition among financial services companies may increase and adversely affect operations of WashingtonFirst;

•	changes in the level of nonperforming assets and charge-offs;

•	changes in the availability of funds resulting in increased costs or reduced liquidity;

•	changes in accounting policies, rules and practices;

•	changes in the assumptions underlying the establishment of reserves for possible loan losses and other estimates;

•	impairment concerns and risks related to WashingtonFirst’s investment portfolio, and the impact of fair value accounting, including income statement volatility;

•	changes in the interest rate environment and market prices may reduce WashingtonFirst’s net interest margins, asset valuations and expense expectations;

•	general business and economic conditions in the markets WashingtonFirst serves change or are less favorable than expected;

•	legislative or regulatory changes adversely affect WashingtonFirst’s businesses;

•	reactions in financial markets related to potential or actual downgrades in the sovereign credit rating of the United States and the budget deficit or national debt of the United States government;

•	changes in the way the FDIC insurance premiums are assessed;

•	increase in personal or commercial bankruptcies or defaults; and

•	technology-related changes are harder to make or more expensive than expected.
Forward-looking statements included herein speak only as of the date of this report. WashingtonFirst does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of this report or to reflect the occurrence of unanticipated events except as required by federal securities laws.

Overview
WashingtonFirst generates the majority of its revenues from interest income on loans, income from investment securities, and service charges on customer accounts. Revenues are partially offset by interest expense paid on deposits and other borrowings, and non-interest expenses such as compensation and employee benefits, other operating costs and occupancy expenses. Net interest income is the difference between interest income on earning assets such as loans and securities and interest expense on liabilities such as the deposits and borrowings used to fund those assets. Net interest income is the Company’s largest source of revenue. Net interest income for the three months ended March 31, 2014 was $10.2 million, compared to $10.0 million for the same period in 2013. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and margin.
Net income available to common shareholders was $1.6 million and $1.4 million for the three months ended March 31, 2014 and 2013, respectively, and diluted earnings per share were $0.20 per common share and $0.18 per common share for these same periods. The increase in net income available to common shareholders during the first quarter of 2014 compared to the first quarter of 2013 is primarily the result of an increased average balance in interest assets due to natural growth of the Bank and the Millennium transaction at the end of February 2014. In addition to the increased revenues earned as a result of the larger loan portfolio, increased costs were incurred during the first quarter of 2014 compared to the first quarter of 2013. Compensation and employee benefit expenses for the three months ended March 31, 2014 increased by $0.8 million compared to same period in 2013 primarily due to an increase in the number of employees as the bank continues to grow. Premises and equipment expenses increased by $0.2 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily a result of the increase in number of branches and expansion of the corporate headquarters due to the overall growth of the bank. The Company’s other operating expenses also increased for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, primarily as a result of the increased size of operations.
As of March 31, 2014 and December 31, 2013, total assets were $1.3 billion and $1.1 billion, respectively. Total net loans increased $59.9 million from December 31, 2013 to March 31, 2014. Tier 1 capital decreased by $1.6 million to $111.2 million as of March 31, 2014, compared to $112.8 million as of December 31, 2013.
As of March 31, 2014, WashingtonFirst had $25.3 million in nonperforming assets, an increase of $3.0 million from December 31, 2013. The Company had a decrease $0.7 million in the allowance for loan losses during the three months ended March 31, 2014, primarily the result of $1.3 million in charge-offs, partially offset by provision for loan losses of $0.5 million and recoveries of $0.1 million. This resulted in a $7.9 million allowance for loan losses as of March 31, 2014, compared to $8.5 million as of December 31, 2013.
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
The general allowance constituted 61.9 percent of the total allowance at March 31, 2014 and 52.0 percent percent at December 31, 2013. The general allowance is calculated in two parts based on an internal risk classification of loans within each portfolio segment. Allowances on loans considered to be impaired under regulatory guidance are calculated separately from loans considered to be “pass” rated under the same guidance. This segregation allows the Company to monitor the allowance applicable to higher risk loans separate from the remainder of the portfolio in order to better manage risk and ensure the sufficiency of the allowance for loan losses. The loans acquired in the Millennium transaction were recorded at fair value, and are not affecting the allowance for loan losses as of March 31, 2014. Allowances on those loans subsequent to the acquisition will be recorded in the allowance for loan losses.
As of March 31, 2014, the specific allowance accounted for 38.1 percent percent of the total allowance as compared to 48.0 percent percent at December 31, 2013. The estimated losses on impaired loans can differ substantially from actual losses. The portion of the allowance representing specific allowances is established on individually impaired loans. As a practical expedient, for collateral dependent loans, the Company measures impairment based on the net realizable value of the underlying collateral. For loans on which the Company has not elected to use a practical expedient to measure impairment, the Company will measure impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate. In determining the cash flows to be included in the discount calculation the Company considers the following factors that combine to estimate the probability and severity of potential losses:

•	the borrower’s overall financial condition;

•	resources and payment record;

•	demonstrated or documented support available from financial guarantors; and

•	the adequacy of collateral value and the ultimate realization of that value at liquidation.
Goodwill and Other Intangible Asset Impairment
Goodwill represents the excess purchase price paid over the fair value of the net assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value be compared to the carrying amount of net assets, including goodwill. If the net fair value exceeds the net book value, no write-down of recorded goodwill is required. If the fair value is less than book value, an expense may be required to write-down the related goodwill to the proper carrying value. The Company tests for impairment of goodwill as of each fiscal year end and again at any quarter-end if any triggering events occur during a quarter that may affect goodwill. Examples of such events include, but are not limited to, a significant deterioration in future operating results, adverse action by a regulator or a loss of key personnel. Determining the fair value requires the Company to use a degree of subjectivity. Washington First recognized approximately $2.6 million of goodwill as a part of the Millennium transaction. No goodwill impairment was recognized for the three months ended March 31, 2014 and 2013.

Core deposit intangible assets arise when a bank has a stable deposit base comprised of funds associated with long-term customer relationships. The intangible asset value derives from customer relationships that provide a low-cost source of funding. In connection with the Millennium transaction in 2014 and the acquisition of Alliance in 2012, the Company recorded $0.5 million and $0.4 million of core deposit intangibles, respectively, which is presented in the intangibles line item on the consolidated balance sheet. These are being amortized over a five year or eight year period, depending on the nature of the deposits underlying the intangible.
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
Millennium Transaction

On February 28, 2014, the Company entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) to assume all of the deposits and certain assets of Millennium Bank, NA, a federally chartered commercial bank headquartered in Sterling, Virginia. Millennium operated two branches in Virginia – Sterling and Herndon. These branches reopened Monday, March 3, 2014 as branches of WashingtonFirst. Millennium Bank was headquartered in Sterling, Virginia.
The Millennium transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the merger date. The excess of fair value of net liabilities assumed exceeded cash received in the transaction resulting in goodwill or $2.6 million being recorded. The Company also recorded $0.5 million in core deposit intangibles which will be amortized over five to eight years, depending on the underlying instrument.

Results of Operations
For the three months ended March 31, 2014, WashingtonFirst’s net income available to common shareholders was $1.6 million or $0.20 per diluted common share, compared to $1.4 million or $0.18 per diluted common share for the same period in 2013. Basic net income per common share for the three months ended March 31, 2014 was $0.20 per common share compared to $0.19 per common share for the three months ended March 31, 2013. The increase in net income during the first quarter of 2014 as compared to the same period in 2013 is primarily the result of the overall increased average balance of interest earning assets and the Millennium transaction at the end of February 2014. The following sections provide more detail regarding specific components of WashingtonFirst’s results of operations.
Selected Performance Ratios

	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(dollars in thousands)
Average total assets	$1,163,830	$1,047,833
Average shareholders' equity	109,949	103,604
Net income	1,608	1,453
Return on average assets	0.56%	0.55%
Return on average shareholders' equity	5.93%	5.61%
Return on average common equity	6.88%	6.77%
Average shareholders' equity to average total assets	9.45%	9.89%
Efficiency ratio	72.74%	67.03%
Dividend payout ratio	20.00%	—%
Net Interest Income.
Net interest income was $10.2 million for the three months ended March 31, 2014 compared to $10.0 million for the three months ended March 31, 2013. The overall net interest margin was 3.61 percent for the three months ended March 31, 2014 compared to 3.99 percent for the three months ended March 31, 2013. The decrease in interest spread and net interest margin is primarily the result of a lower yield on the loan portfolio in the first quarter 2014 compared to the first quarter 2013.

The following tables provide information regarding interest-earning assets and funding for the three months ended March 31, 2014 and March 31, 2013. The balance of non-accruing loans is included in the average balance of loans presented, though the related income is accounted for on a cash basis. Therefore, as the balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly. The lower average rate on interest-bearing demand deposits, money market deposit accounts and savings accounts is consistent with general trends in average short-term rates during the periods presented. The downward trend in the average rate on time deposits reflects the maturity of older time deposits and the issuance of new time deposits at lower market rates.
Average Balances, Interest Income and Expense and Average Yield and Rates

	For the Three Months Ended
	March 31, 2014			March 31, 2013
	Average Balance	Income/ Expense	Yield/ Rate (6)	Average Balance	Income/ Expense	Yield/ Rate (6)
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (1)	$861,142	$10,994	5.11%	$753,057	$10,899	5.79%
Interest-bearing balances	8,981	14	0.63%	10,081	14	0.56%
Investment securities (2)	159,667	741	1.86%	127,460	561	1.76%
Federal funds sold	99,645	57	0.23%	126,077	74	0.24%
Total interest earning assets	1,129,435	11,806	4.18%	1,016,675	11,548	4.54%
Non-interest earning assets:
Cash and due from banks	3,662			4,182
Premises and equipment	5,666			3,464
Other real estate owned (OREO)	1,365			3,061
Other assets	32,226			26,811
Less: allowance for loan losses	(8,524)			(6,360)
Total non-interest earning assets	34,395			31,158
Total Assets	$1,163,830			$1,047,833

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$86,512	$47	0.22%	$79,318	$45	0.23%
Money market deposit accounts	196,082	239	0.49%	106,849	146	0.55%
Savings accounts	115,858	231	0.81%	97,770	223	0.93%
Time deposits	356,079	705	0.80%	361,935	745	0.83%
Total interest-bearing deposits	754,531	1,222	0.66%	645,872	1,159	0.72%
FHLB advances	46,133	204	1.77%	40,315	226	2.24%
Other borrowings and long-term borrowings	18,039	178	3.95%	25,041	147	2.35%
Total interest-bearing liabilities	818,703	1,604	0.79%	711,228	1,532	0.87%
Non-interest-bearing liabilities:
Demand deposits	230,105			225,965
Other liabilities	5,073			7,036
Total non-interest-bearing liabilities	235,178			233,001
Total Liabilities	1,053,881			944,229
Shareholders’ Equity	109,949			103,604
Total Liabilities and Shareholders’ Equity	$1,163,830			$1,047,833

Interest Spread (3)			3.39%			3.67%
Net Interest Margin (4)(5)		$10,202	3.61%		$10,016	3.99%

(1)	Includes loans held for sale and loans placed on non-accrual status.

(2)	Includes available-for-sale investment securities and other equity securities.

(3)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(4)	Interest income and yield are presented on a fully taxable equivalent basis.

(5)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

(6)	Annualized income/expense is used for the yield/rate.

The following tables set forth information regarding the changes in the components of WashingtonFirst’s net interest income for the periods indicated. For each category, information is provided for changes attributable to changes in volume (change in volume multiplied by old rate) and changes in rate (change in rate multiplied by old volume). Combined rate/volume variances, the third element of the calculation, are allocated based on their relative size. The decreases in income due to changes in rate reflect the reset of variable rate investments, variable rate deposit accounts and adjustable rate mortgages to lower rates and the acquisition of new lower yielding investments and loans, as described above. The decreases in expense reflects the decreased cost of funding due to lower interest rates available in the debt markets. The increases due to changes in volume reflect the increase in on-balance sheet assets during the three months ended March 31, 2014 and March 31, 2013.

	For the Three Months Ended March 31, 2014 Compared to Same Period 2013			For the Three Months Ended March 31, 2013 Compared to Same Period 2012
	(Decrease)/Increase Due to			(Decrease)/Increase Due to
	Rate	Volume	Total	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Loans	$(5,590)	$5,685	$95	$(751)	$5,455	$4,704
Interest-bearing balances	7	(7)	—	(1)	(3)	(4)
Investment securities	33	147	180	(442)	663	221
Federal funds sold	(3)	(14)	(17)	1	47	48
Total income from interest-earning assets	(5,553)	5,811	258	(1,193)	6,162	4,969
Expense from interest-bearing liabilities:
Interest-bearing deposits	(553)	616	63	(2,145)	2,289	144
FHLB Advances	(167)	145	(22)	(363)	385	22
Borrowed funds	255	(224)	31	—	145	145
Total expense from interest-bearing liabilities	(465)	537	72	(2,508)	2,819	311
Increase in net interest income	$(5,088)	$5,274	$186	$1,315	$3,343	$4,658
Interest Earning Assets
Average loan balances were $861.1 million as of March 31, 2014 compared to $753.1 million for the same period in 2013. The related interest income from loans was $11.0 million for the three months ended March 31, 2014 resulting in an average yield of 5.11 percent, compared to $10.9 million for the three months ended March 31, 2013, resulting in an average yield of 5.79 percent. The decrease in average yield on loans reflects competitive pressure on loan pricing during the period (including the repricing of adjustable rate loans) and the effects of purchase accounting marks being fully recognized on loans paid off early during the first quarter of 2014. Interest rates are established for classes of loans that include variable rates based on the prime rate as reported by The Wall Street Journal or other identifiable bases while others carry fixed rates with terms as long as 15 years. Most variable rate originations include minimum initial rates and/or floors.
Investment securities averaged $159.7 million as of March 31, 2014, compared to $127.5 million for the same period in 2013. The increase in the average investment securities during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily a result of deploying more excess cash reserves into the investment portfolio. Interest income generated on these investment securities for the three months ended March 31, 2014 totaled $0.7 million, or a 1.86 percent yield, compared to $0.6 million or a 1.76 percent yield for the three months ended March 31, 2013.
Short-term investments in federal funds sold averaged $99.6 million as of March 31, 2014, compared to $126.1 million for the same period in 2013. The decrease in average short-term investments during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 is primarily a result of the excess federal funds sold balances in the first quarter 2013 due to the Alliance acquisition in December 2012. Interest income generated on these assets for the three months ended March 31, 2014 totaled $0.1 million, or a 0.23 percent yield, compared to $0.1 million or a 0.24 percent yield for the same period in 2013.
Interest Bearing Liabilities
Average interest-bearing deposits were $754.5 million for the three months ended March 31, 2014 compared to $645.9 million for the three months ended March 31, 2013. The increase in the average interest-bearing deposits during the the first quarter 2014 was the result of organic growth and the Millennium transaction at the end of February 2014. The related interest expense from interest-bearing deposits was $1.2 million for the three months ended March 31, 2014, compared to $1.2 million for the three months ended March 31, 2013. The average rate on these deposits was 0.66 percent for the three months ended March 31, 2014, compared to 0.72 percent for the same period in 2013. The decrease in interest expense is attributable to a change in the mix of deposit funding

FHLB advances averaged $46.1 million for the three months ended March 31, 2014, compared to $40.3 million for the same period in 2013. Interest expense incurred on these borrowing for the three months ended March 31, 2014 totaled $0.2 million, or a 1.77 percent rate, compared to $0.2 million, or a 2.24 percent rate, for the three months ended March 31, 2013.
Provision for Loan Losses. During the three months ended March 31, 2014, WashingtonFirst recorded provisions to its allowance for loan losses of $0.5 million, charge-offs of $1.3 million and recoveries of $0.1 million. During the three months ended March 31, 2013, WashingtonFirst recorded provisions to its allowance for loan losses of $1.1 million, charge-offs of $1.2 million and recoveries of $34,000.
Service Charges on Deposit Accounts. Service charges on deposit accounts were $0.1 million for both the three months ended March 31, 2014 and 2013.
Earnings on bank-owned life insurance. Earnings on bank-owned life insurance were $83,000 for the three months ended March 31, 2014, compared to $46,000 for the same period in 2013. This increase is the result of additional purchases of bank-owned life insurance in June 2013.
Gain on sale of other real estate owned. During both the three months ended March 31, 2014 and 2013, WashingtonFirst realized net gains of $0.1 million on sale or OREO properties. See Note 8 - Other Real Estate Owned for further details.
Gain on Sale of Loans. During the three months ended March 31, 2014, WashingtonFirst realized a gain on the sale of loans of $17,000 as a result of the newly created mortgage business. No loans were sold in the three months ended March 31, 2013.
Gain/Loss on Sale of Available-for-Sale Investment Securities. During the three months ended March 31, 2014, WashingtonFirst received proceeds of $13.6 million from the call or sale of securities from its available-for-sale investment portfolio resulting in gross realized gains of $0.2 million and gross realized losses of $48,000. During the three months ended March 31, 2013, WashingtonFirst received proceeds of $2.5 million from the call or sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains $4,000 and gross realized losses of $24,000.
Other Operating Income. During the three months ended March 31, 2014, WashingtonFirst recorded $0.4 million of other operating income compared to $0.2 million for the same period in 2013. This increase is primarily the result of the overall increased size of the Bank resulting in greater transaction fee income.
Compensation and Employee Benefits. Compensation and employee benefits were $4.1 million and $3.2 million for the three months ended March 31, 2014 and 2013, respectively. The increase in compensation and employee benefits in the first quarter 2014 compared to 2013 is primarily the result of increased headcount as the bank continues to grow, specifically the staffing of its newly created mortgage division and additional salary expenses related to the Millennium transaction.
Premises and Equipment. Premises and equipment expenses were $1.5 million and $1.4 million during the three months ended March 31, 2014 and March 31, 2013, respectively. The increase was primarily due to the increase in rent expense associated with the addition of the new branch in Rockville, Maryland, the Millennium transaction, and the expansion of the corporate office lease during the second quarter of 2013.
Data Processing. Data processing expenses were $0.7 million and $0.9 million during the three months ended March 31, 2014 and March 31, 2013, respectively. The decrease was primarily due to cost efficiencies related to the hiring of in-house IT employees.
Professional Fees. Professional fees, which includes legal, accounting and other professional services, were $0.4 million during both the three months ended March 31, 2014 and March 31, 2013, respectively.
Other Operating Expenses. Other operating expenses were $1.3 million and $1.1 million during the three months ended March 31, 2014 and March 31, 2013, respectively. See Note 18 - Other Expenses for further details.
Financial Condition
Total assets were $1.3 billion as of March 31, 2014, compared to $1.1 billion as of December 31, 2013. As of March 31, 2014, WashingtonFirst had $170.2 million of cash and cash equivalents, compared to $109.2 million as of December 31, 2013. As of March 31, 2014, WashingtonFirst had $889.5 million of loans, net of allowance for loan losses, compared to $829.6 million as December 31, 2013. As of March 31, 2014, WashingtonFirst had $171.6 million of investments, compared to $145.4 million as December 31, 2013.
As of March 31, 2014 and December 31, 2013, total deposits were $1.1 billion and 948.9 million, respectively.
As of March 31, 2014, WashingtonFirst had total equity of $109.6 million, compared to $107.6 million as of December 31, 2013. The increase in total equity during the three months ended March 31, 2014 is primarily the result of current earnings and the exercise of certain options.

Loans Held for Sale
Loans in this category are originated by the Mortgage Division and comprised of residential mortgage loans extended to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loans. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans and servicing are sold concurrently. The LHFS loans are closed in our name and carried on our books until the loan is delivered to and purchased by an investor, generally within fifteen to forty-five days. WashingtonFirst’s Mortgage Division was recently created and commenced production in the first quarter 2014. As of March 31, 2014, loans held for sale totaled $1.0 million. The amount of loans held for sale outstanding at the end of any given month fluctuates with the volume of loans closed during the month and the timing of loans purchased by investors.
Loans Held for Investment
In its lending activities, WashingtonFirst seeks to develop relationships with clients whose business and individual banking needs will grow with WashingtonFirst. WashingtonFirst has made significant efforts to be responsive to the lending needs in the markets served, while maintaining sound asset quality and credit practices. WashingtonFirst extends credit to construction and development, residential real estate, commercial real estate, commercial and industrial and consumer borrowers in the normal course of business. The loans held for investment portfolio totaled $897.4 million as of March 31, 2014, an increase of $59.3 million from the December 31, 2013 balance of $838.1 million.
The following table summarizes the composition of the loan portfolio by dollar amount and each segment as a percentage of the total loan portfolio as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Construction and development	$104,360	11.6%	$97,324	11.6%
Commercial real estate	546,686	61.0%	521,760	62.3%
Residential real estate	113,420	12.6%	95,428	11.4%
Real estate loans	764,466	85.2%	714,512	85.3%
Commercial and industrial	123,881	13.8%	120,833	14.4%
Consumer	9,014	1.0%	2,775	0.3%
Total loans	$897,361	100.0%	$838,120	100.0%
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
Loans secured by various types of real estate, which includes construction and development loans, commercial real estate loans, and residential real estate loans, constitute the largest portion of total loans. Of that portion, commercial real estate loans represent the largest dollar exposure. Substantially all of these loans are secured by properties in the greater Washington, D.C. metropolitan area with the heaviest concentration in Northern Virginia. Risk is managed through diversification by sub-market, property type, and loan size, and by seeking loans with multiple sources of repayment. The average outstanding loan balance in this portfolio is $0.4 million as of March 31, 2014.
Construction and development loans represented 11.6 percent and 11.6 percent of the total loan portfolio at March 31, 2014 and December 31, 2013, respectively. New originations in this segment are being underwritten in the context of current market conditions and are particularly focused in sub-markets which the Company believes to be relatively strong as compared to other markets in the region. Legacy loans, particularly in the land and speculative construction portion of this portfolio, have been largely converted to amortizing loans with regular principal and interest payments. WashingtonFirst expects any future reductions in its land and speculative construction exposure to be partially offset by increases in residential construction activities as market conditions improve.
Secured residential real estate loans represented 12.6 percent and 11.4 percent of total loans as of March 31, 2014 and December 31, 2013, respectively. In general, loans in these categories represent loans underwritten to customers who had or established a deposit relationship with the respective bank at the time the loan was originated. WashingtonFirst believes that its underwriting criteria reflect current market conditions.

The contractual maturity ranges or repricing schedules, as appropriate, of the loans in WashingtonFirst’s loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of March 31, 2014 are summarized in the following table:

	As of March 31, 2014
	One Year or Less	One to Five Years	Over Five Years	Total
	(in thousands)
Construction and development	$68,273	$32,457	$3,630	$104,360
Commercial real estate	76,094	221,020	249,572	546,686
Residential real estate	10,036	28,900	74,484	113,420
Commercial and industrial	59,118	44,680	20,083	123,881
Consumer	1,184	5,276	2,554	9,014
Total loans	$214,705	$332,333	$350,323	$897,361

Loans with a predetermined interest rate	$53,446	$216,636	$91,649	$361,731
Loans with a floating or adjustable interest rate	161,259	115,697	258,674	535,630
Total loans	$214,705	$332,333	$350,323	$897,361
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
The table below represents WashingtonFirst’s loan portfolio by risk rating, classification, and loan portfolio segment as of March 31, 2014:

	As of March 31, 2014
Internal risk rating grades	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Risk rating number	1 to 5	6	7	8	9
	(in thousands)
Construction and development	$102,322	$—	$—	$2,038	$—	$104,360
Commercial real estate	502,309	14,397	9,368	19,448	1,164	546,686
Residential real estate	109,180	1,881	—	2,359	—	113,420
Commercial and industrial	109,952	6,330	3,277	4,322	—	123,881
Consumer	8,715	294	—	5	—	9,014
Balance at end of period	$832,478	$22,902	$12,645	$28,172	$1,164	$897,361
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
When payments are 90 days or more in arrears or when WashingtonFirst determines that it is no longer prudent to recognize current interest income on a loan, WashingtonFirst classifies the loan as non-accrual. Non-accrual loans decreased from $15.1 million as of December 31, 2013 to $15.0 million as of March 31, 2014. From time to time, a loan may be past due 90 days or more but is well secured and in the process of collection and thus warrants remaining on accrual status. As of March 31, 2014 there was one commercial real estate past due more than 90 days that was still accruing interest. This loan is considered well secured and in the process of collection. As of December 31, 2013, there were no loans past due more than 90 days that were still accruing.

The following tables set forth the aging and non-accrual loans by class as of March 31, 2014 and December 31, 2013:

	As of March 31, 2014
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	90+ Day Past Due	Non- Accrual	Total Past Due	Total Loans
	(in thousands)
Construction and development	$102,322	$—	$—	$—	$2,038	$2,038	$104,360
Commercial real estate	533,953	1,282	—	2,720	8,731	12,733	546,686
Residential real estate	110,390	757	572	—	1,701	3,030	113,420
Commercial and industrial	118,354	2,580	424	—	2,523	5,527	123,881
Consumer	9,004	5	—	—	5	10	9,014
Balance at end of period	$874,023	$4,624	$996	$2,720	$14,998	$23,338	$897,361

(1) For the purpose of this table, loans 1-29 days past due are included in the balance of current loans

	As of December 31, 2013
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	90+ Day Past Due	Non- Accrual	Total Past Due	Total Loans
	(in thousands)
Construction and development	$95,271	$—	$—	$—	$2,053	$2,053	$97,324
Commercial real estate	510,043	613	2,771	—	8,333	11,717	521,760
Residential real estate	93,338	97	101	—	1,892	2,090	95,428
Commercial and industrial	117,531	250	381	—	2,671	3,302	120,833
Consumer	2,532	100	5	—	138	243	2,775
Balance at end of period	$818,715	$1,060	$3,258	$—	$15,087	$19,405	$838,120

(1) For the purpose of this table, loans 1-29 days past due are included in the balance of current loans
Allowance for Loan Losses
The allowance for loan losses is an estimate of the losses that are inherent in the loan portfolio at the balance sheet date. The allowance is based on the basic principle that a loss should be accrued when it is probable that the loss has occurred at the date of the financial statements and the amount of the loss can be reasonably estimated. The methodology that WashingtonFirst uses to determine the level of its allowance for loan losses is described in “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Allowance for Loan Losses.”
The allowance for loan losses was $7.9 million as of March 31, 2014, or approximately 0.88 percent of loans outstanding, compared to $8.5 million or approximately 1.02 percent of loans outstanding as of December 31, 2013, and $6.2 million or approximately 0.81 percent of loans outstanding, as of March 31, 2013. WashingtonFirst has allocated $3.0 million as of March 31, 2014 for specific non-performing loans. For the three months ended March 31, 2014, WashingtonFirst recorded $0.5 million in provisions for loan losses, $1.3 million in charge-offs and $0.1 million in recoveries, compared to $1.1 million in provision for loans losses, $1.2 million in charge-off and $34,000 in recoveries for the three months ended March 31, 2013.
In connection with the acquisition of Alliance in December 2012, as well as the Millennium transaction in February 2014, the respective allowance for loan losses that had been on the books of Alliance and Millennium were eliminated and each loan was individually fair valued at the time of acquisition. At acquisition, the loan portfolio acquired from Alliance which had a book value of $277.6 million, was recorded at the fair value of $268.3 million. The Millennium loan portfolio had a book value of $57.2 million at the date of the transactions and was recorded at fair value of $51.6 million.
Of the Bank’s $897.4 million in gross loans outstanding as of March 31, 2014, approximately $209.0 million or 23.3 percent were recorded on the books at fair value in connection with the acquisition of Alliance and the Millennium transaction and have an aggregate discount on the books of $9.2 million as of March 31, 2014.

The adjustment required to reconcile GAAP allowance for loan losses with WashingtonFirst’s non-GAAP adjusted allowance for loan losses and adjusted allowance for loan losses to total loans ratios is the addition of the credit purchase accounting marks on purchased loans in the portfolio. Loans that were acquired under the purchase accounting method are carried at book value with certain accounting marks set up on them at the time of purchase. These accounting marks can be pricing marks or credit marks. Pricing marks account for the difference in current interest rates and the interest rate on the loan being acquired, and may be either positive or negative. Credit marks may only be negative and are similar to an allowance for loans losses based on credit quality. Therefore, in determining the adjusted allowance for loan losses and related ratio, the credit mark component is added to the allowance for loan losses and to the total loans held for investment. Below is a reconciliation of the allowance for loan losses and related ratios to the non-GAAP adjusted allowance for loan losses and related ratios as of March 31, 2014 and December 31, 2013:

Reconciliation of Allowance for Loan Losses to Total Loans to Non-GAAP Adjusted Allowance for Loan Losses to Non-GAAP Total Loans
	March 31, 2014	December 31, 2013
	(dollars in thousands)
GAAP allowance for loan losses	$7,881	$8,534
GAAP loans held for investment, at amortized cost	897,361	838,120

GAAP allowance for loan losses to total loans	0.88%	1.02%

GAAP allowance for loan losses	$7,881	$8,534
Plus: Credit purchase accounting marks	11,124	6,716
Non-GAAP adjusted allowance for loan losses	$19,005	$15,250

GAAP loans held for investment, at amortized cost	$897,361	$838,120
Plus: Credit purchase accounting marks	11,124	6,716
Non-GAAP loans held for investment, at amortized cost	$908,485	$844,836

Non-GAAP adjusted allowance for loan losses to total loans	2.09%	1.81%
As part of its routine credit administration process, WashingtonFirst periodically engages an outside consulting firm to review its loan portfolio and ALLL methodology. The information from these reviews is used to monitor individual loans as well as to evaluate the overall adequacy of the allowance for loan losses. In reviewing the adequacy of the allowance for loan losses at each period, management takes into consideration the historical loan losses experienced by WashingtonFirst, current economic conditions affecting the borrowers’ ability to repay, the volume of loans, trends in delinquent, non-accruing, and potential problem loans, and the quality of collateral securing loans. Loan losses are charged against the allowance when WashingtonFirst believes that the collection of the principal is unlikely. Subsequent recoveries of losses previously charged against the allowance are credited to the allowance. After charging off all known losses incurred in the loan portfolio, management considers on a quarterly basis whether the allowance for loan losses remains adequate to cover its estimate of probable future losses, and establishes a provision for loan losses as appropriate. Because the allowance for loan losses is an estimate, the composition of the loan portfolio changes and allowance for loan losses review process continues to evolve, there may be changes to this estimate and elements used in the methodology that may have an effect on the overall level of allowance maintained.
The allowance for loan losses model is reviewed and evaluated each quarter by the Bank’s management to insure its adequacy and applicability in relation to the Bank’s past and future experience with the loan portfolio, from a credit quality perspective.

The following table represents an analysis of the allowance for loan losses for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(in thousands)
Balance at beginning of period	$8,534	$6,260
Provision for loan losses	545	1,100
Charge-offs:
Construction and development	—	—
Commercial real estate	(581)	(265)
Residential real estate	(388)	—
Commercial and industrial	(70)	(953)
Consumer loans	(274)	—
Total charge-offs	(1,313)	(1,218)
Recoveries:
Construction and development	—	4
Commercial real estate	101	1
Residential real estate	11	10
Commercial and industrial	3	19
Consumer	—	—
Total recoveries	115	34
Net charge-offs	(1,198)	(1,184)
Balance at end of period	$7,881	$6,176

Allowance for loan losses to total loans	0.88%	0.81%
Non-GAAP adjusted allowance for loan losses to total loans	2.09%	1.96%
Allowance for loan losses to non-accrual loans	52.55%	47.11%
Allowance for loan losses to non-performing assets	31.18%	28.72%
Non-performing assets to total assets	1.98%	2.02%
Net charge-offs to average loans	0.56%	0.63%
The following table presents the changes in the allowance for losses for the three months ended March 31, 2014 by loan type:

	For the Three Months Ended March 31, 2014
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Beginning Balance	$673	$4,980	$927	$1,849	$105	$8,534
(Release of)/provision for losses	92	(328)	65	525	191	545
Charge-offs	—	(581)	(388)	(70)	(274)	(1,313)
Recoveries	—	101	11	3	—	115
Ending Balance	$765	$4,172	$615	$2,307	$22	$7,881

The following tables present the ending balances of loans and the related allowance for losses by impairment method and loan type as of March 31, 2014:

	As of March 31, 2014
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Ending Balance:
Evaluated collectively for impairment	$102,322	$525,362	$111,862	$116,545	$9,009	$865,100
Evaluated individually for impairment	2,038	21,324	1,558	7,336	5	32,261
	$104,360	$546,686	$113,420	$123,881	$9,014	$897,361

Allowance for Losses:
Evaluated collectively for impairment	$760	$2,917	$344	$838	$22	$4,881
Evaluated individually for impairment	5	1,255	271	1,469	—	3,000
	$765	$4,172	$615	$2,307	$22	$7,881
Non-performing Assets
Impaired Loans (Loans with a Specific Allowance Allocation). As of March 31, 2014, all loans with impairment allocations were on non-accrual status.
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
As of March 31, 2014, there was $15.0 million in loans on non-accrual status compared to $15.1 million as of December 31, 2013. The $15.0 million non-accrual loan balance consists primarily of loans secured by residential and commercial real estate. The specific allowance for impaired loans as of March 31, 2014 was $2.0 million.
Total Non-performing Assets. As of March 31, 2014, WashingtonFirst had $25.3 million of non-performing assets compared to $22.3 million as of December 31, 2013, an increase of $3.0 million. The ratio of non-performing assets to total assets increased to 1.98 percent as of March 31, 2014 from 1.97 percent as of December 31, 2013, a 1 basis point increase. The ratio of non-performing assets to total assets as of March 31, 2014 remained higher than WashingtonFirst’s historical trends primarily due to one loan that is 90+ days past due but still accruing.
The following table provides information regarding credit quality as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(dollars in thousands)
Non-performing assets:
Non-accrual loans	$14,998	$15,087
90+ days past due still accruing	2,720	—
Troubled debt restructurings still accruing	6,540	5,715
Other real estate owned	1,016	1,463
Total non-performing assets	$25,274	$22,265

Non-performing assets to total assets	1.98%	1.97%

Other Real Estate Owned (OREO). As of March 31, 2014, WashingtonFirst had $1.0 million classified as OREO on the balance sheet, compared to $1.5 million as of December 31, 2013, and $2.6 million as of March 31, 2013. During the three months ended March 31, 2014, WashingtonFirst sold three OREO properties collecting cash proceeds of $0.4 million, realizing net gains of $0.1 million. During the first quarter 2014 WashingtonFirst did not acquire any properties that were classified as OREO through foreclosure or the Millennium transaction. During the three months ended March 31, 2013, WashingtonFirst sold five OREO properties collecting cash proceeds of $1.5 million, realizing net gains of $0.1 million. In addition, during the three months ended March 31, 2013, WashingtonFirst acquired two properties with a fair value of $1.0 million.
The table below reflects the OREO activity for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended
	March 31, 2014	March 31, 2013

Balance at beginning of period	$1,463	$3,294
Properties acquired at foreclosure	—	1,010
Sales of foreclosed properties	(384)	(1,416)
Valuation adjustments	(63)	(319)
Balance at end of period	$1,016	$2,569
Investment Securities - Available-for-sale
WashingtonFirst actively manages its portfolio duration and composition in response to changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are pledged as collateral for certain borrowing transactions, public funds and repurchase agreements. The total fair value of the amount of the investment securities accounted for under available-for-sale accounting was $171.6 million as of March 31, 2014 compared to $145.4 million as of December 31, 2013. The increase is primarily attributable to additional purchases of investment securities in excess of amounts that matured during the course of the year in order to increase the proportion of investments on the balance sheet and to increase interest income.
The investment portfolio contains callable and non-callable U.S. Government corporation and agency securities, U.S. Government collateralized mortgage obligations (“CMOs”), U.S. Government mortgage backed securities (“MBS”) and municipal securities. When prepayments on various CMOs and MBS instruments occur at a faster rate than anticipated, premium amortization increases which adversely impacts the portfolio yield. As of March 31, 2014, U.S. Government and agency securities represented $54.4 million or 31.7 percent of the portfolio, while CMOs and MBS were $98.6 million, or 57.4 percent of the portfolio, and municipal securities were $18.6 million, or 10.9 percent of the portfolio. The yield on the available-for-sale investment securities portfolio for the three months ended March 31, 2014 was 1.86 percent compared to 1.76 percent for the three months ended March 31, 2013.
The amortized cost, fair value and yield of investments by remaining contractual maturity for available-for-sale investment securities as of March 31, 2014 are set forth below. Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

	Investment Securities Available-for-Sale as of March 31, 2014
	Amortized Cost	Fair Value	Weighted-Average Yield
	(in thousands)
Due within one year	$1,000	$1,005	2.54%
Due within one to five years	41,537	41,820	1.74%
Due within five to ten years	45,544	45,133	1.93%
Due after ten years	85,025	83,677	1.89%
Total available-for-sale securities	$173,106	$171,635	1.87%

Other Equity Investments
WashingtonFirst’s securities portfolio contains other equity investments that are required to be held as part of its banking operations. These include stock of the FHLB, Atlantic Central Bankers Bank (“ACBB”) and Community Bankers Bank (“CBB”). The following table summarizes the balances of other equity securities as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(in thousands)
FHLB stock	$2,931	$3,174
ACBB	100	100
CBB	256	256
Total other equity securities	$3,287	$3,530
Deposits
WashingtonFirst seeks deposits within its market area by offering high-quality customer service, using technology to deliver deposit services effectively and paying competitive interest rates. A significant portion of its client base and deposits are directly related to home sales and refinancing activity, including those from title and escrow agency customers.
As of March 31, 2014, the deposit portfolio totaled $1.1 billion, comprising of $279.4 million of non-interest bearing deposits and $816.8 million of interest bearing deposits. As of December 31, 2013, the deposit portfolio totaled $948.9 million, which was composed of $231.3 million of non-interest bearing deposits and $717.6 million of interest bearing deposits. The $147.3 million increase in deposits during the three months ended March 31, 2014 is primarily the result of the Millennium transaction during February 2014. For more information regarding the deposits acquired, see Note 3—Millennium Bank Transaction. The average balance of interest bearing deposits as of March 31, 2014 was $754.5 million compared to $645.9 million as of March 31, 2013. This significant increase is also the result of the Millennium transaction in February 2014, as well as organic growth of the deposit base. The average cost on these interest-bearing deposits for the three months ended March 31, 2014 was 0.66 percent compared to 0.72 percent for the same period in 2013. During the period, the mix of interest bearing balances changed, leading to a lower interest expense.
Average non-interest bearing demand deposits were $230.1 million as of March 31, 2014 compared to $226.0 million as of March 31, 2013, an increase resulting from the Millennium transaction and organic growth.
The following table sets forth the maturities of certificates of deposit with denominations greater than or equal to $100,000 as of March 31, 2014 and December 31, 2013:

Certificates of Deposits Greater Than or Equal to $100,000
	March 31, 2014	December 31, 2013
	(in thousands)
Three months or less	$75,337	$31,521
Three through six months	30,983	62,096
Six through twelve months	46,880	37,344
Over twelve months	100,334	77,353
Total certificates of deposit	$253,534	$208,314
Other Borrowings
Other borrowings consists of customer repurchase agreements which are standard commercial bank transactions that involve a WashingtonFirst customer instead of a wholesale bank or broker. This product is an accommodation to commercial customers and individuals that require safety for their funds beyond the FDIC deposit insurance limits. WashingtonFirst believes this product offers it a stable source of financing at a reasonable market rate of interest and is continuing the program. As of March 31, 2014, WashingtonFirst had $11.8 million of customer repurchase agreements, compared to $10.2 million as of December 31, 2013.

FHLB Advances
The FHLB is a significant source of funding for WashingtonFirst. WashingtonFirst augments its funding portfolio with FHLB advances for both liquidity and interest rate management. The book value as of March 31, 2014 and December 31, 2013 contains a $3.4 million and $3.5 million purchase price adjustment, respectively, associated with the advance acquired in the Alliance acquisition mentioned above and is being amortized over the life of the advance. Advances are secured by a lien on certain loans and securities of WashingtonFirst Bank that are pledged from time to time.
The following table provides information regarding WashingtonFirst’s FHLB advances as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(dollars in thousands)
As of period ended:
FHLB advances	$43,360	$43,478
Weighted average outstanding effective interest rate	1.78%	1.30%
The following table sets forth the composition of FHLB advances during the three months ended ended March 31, 2014 and March 31, 2013:

	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(dollars in thousands)
Averages for the period:
FHLB advances	$46,133	$40,315
Average effective interest rate paid during the period	1.77%	2.24%
Maximum month-end balance outstanding	$43,438	$40,773
Long-term Borrowings
Long-term borrowings consist of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(in thousands)
Subordinated debt	$2,256	$2,247
Trust preferred capital notes	7,641	7,607
	$9,897	$9,854
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
On June 30, 2003, Alliance invested $0.3 million as common equity into a wholly-owned Delaware statutory business trust (the “Trust”). Simultaneously, the Trust privately issued $10.0 million face amount of thirty-year floating rate trust preferred capital securities (the “Trust Preferred Capital Notes”) in a pooled trust preferred capital securities offering. The Trust used the offering proceeds, plus the equity, to purchase $10.3 million principal amount of Alliances’ floating rate junior subordinated debentures due 2033 (the “Subordinated Debentures”). Both the Trust Preferred Capital Notes and the Subordinated Debentures are callable at any time, without penalty. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15 percent subject to quarterly interest rate adjustments. The interest rates as of March 31, 2014 and 2013 were 3.38 percent and 3.39 percent, respectively. The Trust Preferred Capital Notes are guaranteed by WashingtonFirst on a subordinated basis, and were recorded on WashingtonFirst’s books at the time of the Alliance acquisition at a discounted amount of $7.5 million, which was the fair value of the instruments at the time of the acquisition. The $2.5 million discount is being expensed monthly over the life of the obligation. Under the indenture governing the Trust Preferred Capital Notes, WashingtonFirst has the right to defer payments of interest for up to twenty consecutive quarterly periods.

Under the indenture governing the Trust Preferred Capital Notes, WashingtonFirst has the right to defer payments of interest for up to twenty consecutive quarterly periods. The interest deferred under the indenture compounds quarterly at the interest rate then in effect. WashingtonFirst is not currently deferring the interest payments.
All or a portion of the Trust Preferred Capital Notes may be included as Tier 1 Capital in the regulatory computation of capital adequacy. Under current regulatory guidelines, the Trust Preferred Capital Notes may constitute no more than 25 percent of total Tier 1 Capital. Any amount not eligible to be counted as Tier 1 Capital is considered to be Tier 2 Capital. As of March 31, 2014, the entire amount of Trust Preferred Capital Notes was considered Tier 1 Capital.
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
Pursuant to the 1991 Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), each federal banking agency revised its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. The Bank is subject to capital adequacy guidelines of the FDIC that are substantially similar to the Federal Reserve Board’s guidelines. Also pursuant to FDICIA, the FDIC has promulgated regulations setting the levels at which an insured institution such as the Bank would be considered “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Under the FDIC’s regulations, the Bank is classified “well-capitalized” for purposes of prompt corrective act.
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
Total shareholders’ equity was $109.6 million as of March 31, 2014 compared to the December 31, 2013 level of $107.6 million. The change in equity is primarily attributable to current earnings and dividends declared during 2014.

The following table shows WashingtonFirst’s capital categories, capital ratios and the minimum capital ratios currently required by bank regulators as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(in thousands)
Tier 1 Capital:
Common stock	$76	$76
Capital surplus	85,857	85,636
Preferred stock	17,796	17,796
Accumulated earnings	6,863	5,605
Less: disallowed assets	(7,024)	(3,943)
Add: Trust preferred	7,641	7,607
Total Tier 1 Capital	$111,209	$112,777

Tier 2 Capital:
Qualifying allowance for loan losses	$7,881	$8,534
Qualifying subordinated debt	2,500	2,500
Total Tier 2 Capital	$10,381	$11,034

Total risk-based capital	$121,590	$123,811
Risk weighted assets	943,167	881,235
Qualifying quarterly average assets	1,158,944	1,070,599

	March 31, 2014	December 31, 2013	To Be Well Capitalized Under Prompt Corrective Action Provisions	For Minimum Capital Adequacy Requirements
Capital Ratios:
Total risk-based capital ratio	12.89%	14.05%	10.00%	8.00%
Tier 1 risk-based capital ratio	11.79%	12.80%	6.00%	4.00%
Tier 1 leverage ratio	9.60%	10.53%	5.00%	4.00%
WashingtonFirst Bank and WashingtonFirst monitor the capital levels and the risk profile of the entities to determine if capital levels are sufficient for the risk profiles of the organization. See Item I “Business,” “Revisions to Capital Adequacy Requirements” for a discussion of the new capital requirements in WashingtonFirst’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 19, 2014.
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
WashingtonFirst’s management monitors the Company’s overall liquidity position daily. WashingtonFirst has available federal funds lines with correspondent banks as well as FHLB advances at its disposal.
As of March 31, 2014, WashingtonFirst had $170.2 million in cash and cash equivalents to support the business activities and deposit flows of its clients. WashingtonFirst maintains credit lines at the FHLB and other correspondent banks. As of March 31, 2014, WashingtonFirst had a total credit line of $228.7 million with the FHLB with an unused portion of $185.3 million. Borrowings with the FHLB have certain collateral requirements and are subject to disbursement approval by the FHLB. As of March 31, 2014, WashingtonFirst also had $49.0 million in unsecured borrowing capacity from correspondent banks. As of March 31, 2014, WashingtonFirst did not have any outstanding borrowings from its correspondent banks. All borrowings from correspondent banks are subject to disbursement approval. In addition to the borrowing capacity described above, WashingtonFirst may sell investment securities, loans and other assets to generate additional liquidity. Management believes that it has sufficient liquidity to protect depositors, provide for business growth and comply with regulatory requirements.
Concentrations
Substantially all of WashingtonFirst’s loans, commitments and standby letters of credit have been granted to customers located in the greater Washington, D.C. metropolitan area. WashingtonFirst’s overall business includes a significant focus on real estate activities, including real estate lending, title companies and real estate settlement businesses. As of March 31, 2014, commercial real estate loans were 61.0 percent of the total loan portfolio, construction and development loans were 11.6 percent of the total loan portfolio and residential real estate loans were 12.6 percent of the total loan portfolio. In addition, a substantial portion of our non-interest bearing deposits is generated by our title and escrow company clients. See “Item 1A. Risk Factors – Risks Associated With WashingtonFirst’s Business – WashingtonFirst’s profitability depends significantly on local economic conditions” in WashingtonFirst’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 19, 2014.
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
Item 4. Controls and Procedures

(a)
Management's Evaluation of Disclosure Controls and Procedures. WashingtonFirst Bank maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Securities Exchange Act of 1934 (the “Exchange Act”), including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to WashingtonFirst’s management on a timely basis to allow decisions regarding required disclosure. Management, including WashingtonFirst’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of WashingtonFirst’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2014.

WashingtonFirst carried out the evaluation of the effectiveness of its disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that WashingtonFirst’s disclosure controls and procedures were effective as of March 31, 2014.

(b)
Changes in Internal Control Over Financial Reporting. There were no changes in WashingtonFirst’s internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, WashingtonFirst’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, WashingtonFirst becomes involved in litigation relating to claims arising in the normal course of its business. In the opinion of management, there are no pending or threatened legal proceedings which would have a material adverse effect on WashingtonFirst’s financial condition or results of operations.
Item 1A. Risk Factors
There were no material changes from the risk factors previously disclosed in WashingtonFirst’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 19, 2014.
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

2.3
Purchase and Assumption Agreement by and among the Federal Deposit Insurance Corporation, Receiver of Millennium Bank, N.A, the Federal Deposit Insurance Corporation and WashingtonFirst Bank, dated as of February 28, 2014 (filed as Exhibit 2.1 to Form 8-K filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on March 5, 2014 (File No. 001-35768)).

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

10.7
Form on Incentive Stock Option Agreement (included as Exhibit 99.2 to Form 8-K filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on May 3, 2013 (File No. 001-35768)).

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

101**
Interactive data files pursuant to Rule 405 of Regulation S-T: WashingtonFirst Bankshares, Inc.’s (i) Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013; (iii) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; (v) Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2014 and 2013; and (vi) the notes to the foregoing Consolidated Financial Statements.

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

WASHINGTONFIRST BANKSHARES, INC.
(Registrant)

May 13, 2014	/s/ Shaza Andersen
Date	Shaza L. Andersen
Chief Executive Officer
(Principal Executive Officer)

May 13, 2014	/s/ Matthew Johnson
Date	Matthew R. Johnson
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)