Form 10-Q
period 2014-06-30
WashingtonFirst Bankshares, Inc.
filed 2014-08-12
CIK 1476264

As filed with the Securities and Exchange Commission on August 12, 2014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
Yes  ☐    No ☒

As of August 8, 2014, the registrant had outstanding 6,633,840 shares of voting common stock and 1,096,359 shares of non-voting common stock.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
WashingtonFirst Bankshares, Inc.
Consolidated Balance Sheets
(unaudited)

	June 30, 2014	December 31, 2013
	(in thousands)
Assets:
Cash and cash equivalents:
Cash and due from bank balances	$3,207	$3,569
Federal funds sold	198,347	99,364
Interest bearing balances	20,000	6,231
Cash and cash equivalents	221,554	109,164
Investment securities, available-for-sale, at fair value	175,999	145,367
Other equity securities	3,737	3,530
Loans held for sale, at lower of cost or fair value	2,203	—
Loans held for investment:
Loans held for investment, at amortized cost	950,878	838,120
Allowance for loan losses	(8,332)	(8,534)
Total loans held for investment, net of allowance	942,546	829,586
Premises and equipment, net	5,901	5,395
Intangibles	6,980	3,943
Deferred tax asset, net	9,622	10,548
Accrued interest receivable	3,675	3,466
Other real estate owned	889	1,463
Bank-owned life insurance	12,951	10,283
Other assets	3,655	4,814
Total Assets	$1,389,712	$1,127,559
Liabilities and Shareholders' Equity:
Liabilities:
Non-interest bearing deposits	$370,088	$231,270
Interest bearing deposits	823,821	717,633
Total deposits	1,193,909	948,903
Other borrowings	13,338	10,157
FHLB advances	53,236	43,478
Long-term borrowings	9,940	9,854
Accrued interest payable	518	524
Other liabilities	5,377	7,039
Total Liabilities	1,276,318	1,019,955
Shareholders' Equity:
Preferred stock:
Series D, $5.00 par value, 17,796 shares issued and outstanding, 1% dividend	89	89
Additional paid-in capital - preferred	17,707	17,707
Common stock:
Common Stock Voting, $0.01 par value, 50,000,000 shares authorized, 6,633,240 and 6,552,136 shares issued and outstanding, respectively	67	66
Common Stock Non-Voting, $0.01 par value, 10,000,000 shares authorized, 1,096,359 and 1,096,359 shares issued and outstanding, respectively	10	10
Additional paid-in capital - common	86,386	85,636
Accumulated earnings	8,939	5,605
Accumulated other comprehensive income/(loss) related to available-for-sale securities	196	(1,509)
Total Shareholders’ Equity	113,394	107,604
Total Liabilities and Shareholders' Equity	$1,389,712	$1,127,559
.
See accompanying notes to consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$12,993	$10,895	$24,194	$21,943
Interest and dividends on investments:
Taxable	729	402	1,395	906
Tax-exempt	39	38	86	76
Dividends on other equity securities	42	36	70	54
Interest on Federal funds sold and other short-term investments	89	72	160	161
Total interest and dividend income	13,892	11,443	25,905	23,140
Interest expense:
Interest on deposits	1,381	1,287	2,603	2,446
Interest on borrowings	394	345	776	718
Total interest expense	1,775	1,632	3,379	3,164
Net interest income	12,117	9,811	22,526	19,976
Provision for loan losses	760	975	1,305	2,075
Net interest income after provision for loan losses	11,357	8,836	21,221	17,901
Non-interest income:
Service charges on deposit accounts	126	119	232	250
Earnings on bank-owned life insurance	85	53	168	99
Gain on sale of other real estate owned, net	5	137	69	227
Gain on sale of loans, net	56	—	73	—
Gain/(loss) on sale of available-for-sale investment securities, net	1	—	144	(20)
Other operating income	131	138	282	236
Total non-interest income	404	447	968	792
Non-interest expense:
Compensation and employee benefits	4,529	3,412	8,597	6,655
Premises and equipment	1,417	1,412	2,925	2,769
Data processing	685	723	1,400	1,663
Professional fees	314	253	735	663
Other operating expenses	1,099	1,068	2,369	2,163
Total non-interest expense	8,044	6,868	16,026	13,913
Income before provision for income taxes	3,717	2,415	6,163	4,780
Provision for income taxes	1,287	865	2,125	1,777
Net income	2,430	1,550	4,038	3,003
Preferred stock dividends and accretion	(45)	(45)	(89)	(89)
Net income available to common shareholders	$2,385	$1,505	$3,949	$2,914

Earnings per common share:
Basic earnings per common share (1)	$0.30	$0.19	$0.49	$0.37
Fully diluted earnings per common share (1)	$0.29	$0.18	$0.48	$0.36
(1) Retroactively adjusted to reflect the effect of all stock dividends, including the 5% stock dividend declared on July 21, 2014.
See accompanying notes to consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands)
Net income	$2,430	$1,550	$4,038	$3,003
Other comprehensive income, net of tax:
Net unrealized holding gains/(losses), net of tax	1,138	(1,478)	1,714	(1,640)
Reclassification adjustment for realized gains	11	(1)	(9)	(6)
Net change from available-for-sale securities (1)	1,149	(1,479)	1,705	(1,646)
Comprehensive income	$3,579	$71	$5,743	$1,357

(1) Unrealized gains/(losses) on available for sale securities is shown net of income tax expense of $0.6 million and $0.9 million for the three and six months ended June 30, 2014, compared to income tax benefits of $1.0 million and $0.9 million for the three and six months ended June 30, 2013, respectively.

 See accompanying notes to consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(unaudited)

	For the Six Months Ended
	June 30, 2014		June 30, 2013
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Preferred stock:
Balance, beginning of period	17,796	$89	17,796	$89
Balance, end of period	17,796	$89	17,796	$89
Additional paid-in capital - preferred:
Balance, beginning of period		$17,707		$17,707
Balance, end of period		$17,707		$17,707
Common stock:
Balance, beginning of period	7,648,495	$76	7,143,781	$71
Exercise of stock options	81,104	1	—	—
Exercise of warrants	—	—	125,674	2
Issuance of common stock under restricted stock agreements	—	—	11,058	—
Common stock dividends	—	—	363,339	3
Balance, end of period	7,729,599	$77	7,643,852	$76
Additional paid-in capital - common:
Balance, beginning of period		$85,636		$80,460
Exercise of stock options		639		—
Exercise of warrants		—		1,434
Common stock dividends		—		3,469
Stock compensation expense		111		114
Balance, end of period		$86,386		$85,477
Accumulated earnings:
Balance, beginning of period		$5,605		$3,226
Net income		4,038		3,003
Preferred stock dividends		(89)		(89)
Common stock dividends		—		(3,472)
Cash dividends declared		(615)		—
Common stock cash-in-lieu dividends		—		(3)
Balance, end of period		$8,939		$2,665
Accumulated other comprehensive loss:
Balance, beginning of period		$(1,509)		$(33)
Change in unrealized loss on available-for-sale securities, net of tax and reclassification adjustments		1,705		(1,646)
Balance, end of period		$196		$(1,679)
Total shareholders' equity		$113,394		$104,335
See accompanying notes to consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30, 2014	June 30, 2013
	(in thousands)
Cash flows from operating activities:
Net income	$4,038	$3,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,107	185
Amortization of purchase accounting marks	(2,229)	(1,809)
(Gain)/loss on sale of available-for-sale investment securities	(144)	20
Gain on sale of other real estate owned	(69)	(227)
Provision for loan losses	1,305	2,075
Write-down of other real estate owned	190	398
Earnings on bank-owned life insurance	(168)	(99)
Net amortization on available-for-sale investment securities	509	825
Stock based compensation	111	114
Originations of loans held for sale	(7,818)	—
Proceeds from sales of loans held for sale	5,615	—
Net change in:
Accrued interest receivable	(209)	77
Other assets	1,602	3,277
Accrued interest payable	(6)	(1,427)
Other liabilities	(1,720)	(2,819)
Net cash provided by operating activities	2,114	3,593
Cash flows from investing activities:
Net cash received in Millennium Transaction	59,047	—
Purchase of available-for-sale investment securities	(37,160)	(20,643)
Proceeds from repayment of available-for-sale investment securities	14,474	32,424
Proceeds from sale/call of available-for-sale investment securities	13,554	2,540
Net increase in loans loans held for investment	(61,430)	(35,143)
Purchase of bank-owned life insurance	(2,500)	(5,000)
Net decrease in FHLB stock	475	698
Proceeds from sale of real estate owned	453	2,065
Purchases of premises and equipment, net	(1,190)	(411)
Net cash used in investing activities	(14,277)	(23,470)
Cash flows from financing activities:
Net increase/(decrease) in deposits	123,615	(14,548)
Net decrease in FHLB advances	(2,182)	(10,350)
Net increase in other borrowings	3,181	4,316
Proceeds from issuance of common stock, net	—	1,435
Proceeds from exercise of stock options	640	—
Cash dividends paid	(612)	—
Dividends paid - cash portion for fractional shares on 5% dividend	—	(3)
Preferred stock dividends paid	(89)	(89)
Net cash provided by/(used in) financing activities	124,553	(19,239)
Net increase/(decrease) in cash and cash equivalents	112,390	(39,116)
Cash and cash equivalents at beginning of period	109,164	224,207
Cash and cash equivalents at end of period	$221,554	$185,091
See accompanying notes to consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

In this report, WashingtonFirst Bankshares Inc. is sometimes referred to as “WashingtonFirst,” the “Company,” “we,” “our” or “us” and these references include WashingtonFirst’s wholly owned subsidiary, WashingtonFirst Bank, unless the context requires otherwise. In this report, WashingtonFirst Bank is sometimes referred to as the “Bank.”
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
On February 28, 2014, WashingtonFirst entered into an agreement with the Federal Deposit Insurance Corporation (“FDIC”) to assume all the deposits and certain assets of Millennium Bank, NA (“Millennium”), a federally chartered commercial bank headquartered in Sterling, Virginia (“Millennium Transaction”). For more information regarding the Millennium Transaction, see Note 3 – Millennium Transaction.
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

(b)	Cash and Cash Equivalents and Statements of Cash Flows
For purposes of the statements of cash flows, cash and cash equivalents consists of cash and due from banks, interest bearing balances and federal funds sold. The Bank maintains deposits with other commercial banks in amounts that may exceed federal deposit insurance coverage. Management regularly evaluates the credit risk associated with these transactions and believes that the Bank is not exposed to any significant credit risks on cash and cash equivalents. The Bank is required to maintain certain average reserve balances with the Federal Reserve Bank of Richmond. Those balances include usable vault cash and amounts on deposit with the Federal Reserve Bank of Richmond. The Bank had no compensating balance requirements or required cash reserves with correspondent banks as of June 30, 2014. The Bank maintains interest bearing balances at other banks to help ensure sufficient liquidity and provide additional return compared to overnight Federal Funds.

Table 2: Certain Cash and Non-Cash Transactions
	For the Six Months Ended
	June 30, 2014	June 30, 2013
	(in thousands)
Cash paid during the period for:
Interest paid on interest-bearing deposits	$2,600	$2,421
Income taxes paid	—	1,500
Non-cash activity:
Loans converted into other real estate owned	—	1,010
Non-cash activity resulting from the Millennium Transaction:
Fair value of assets acquired:
Investment securities	19,240	—
Other equity securities	683	—
Loans, net of unearned income	51,332	—
Core deposit intangibles	470	—
Other assets	440	—
Fair value of liabilities assumed:
Deposits	121,592	—
FHLB advances	12,209	—
Other liabilities	50	—

(c)	Use of Estimates
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
Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. All securities were classified as available-for-sale as of June 30, 2014 and December 31, 2013.
The estimated fair value of the portfolio fluctuates due to changes in market interest rates and other factors. Securities are monitored to determine whether a decline in their value is other-than-temporary. Management evaluates the investment portfolio on a quarterly basis to determine the collectibility of amounts due per the contractual terms of the investment security.

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

(f)	Restricted Stock
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
(i) Allowance for Loan Losses
The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) ASC 450-10, which requires that losses be accrued when they are probable of occurring and estimable and (ii) ASC 310-10, which requires that losses be accrued based on the differences between the net realizable value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.
An allowance is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance represents an amount that, in management’s judgment will be adequate to absorb any losses on existing loans that may become uncollectible. Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans while taking into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions which may affect a borrower’s ability to repay, overall portfolio quality, and review of specific potential losses. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance consists of specific, general and unallocated components.

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
The Company and the Bank are subject to U.S. federal income tax, the District of Columbia income tax, the State of Maryland income tax and the State of Virginia franchise tax, in lieu of income tax. The Company is no longer subject to examination by Federal or State taxing authorities for the years before 2010. As of June 30, 2014 and December 31, 2013 the Company did not have any unrecognized tax benefits. The Company does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other non-interest expense. As of June 30, 2014 and December 31, 2013, the Company does not have any amounts accrued for interest and/or penalties.
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

(r) Goodwill
Goodwill represents the excess of purchase price over fair value of net assets and liabilities acquired. Under ASC 350-10, goodwill is not amortized over an estimated life, but rather it is evaluated at least annually for impairment by comparing its fair value with its recorded amount and is written down when appropriate. Projected net operating cash flows are compared to the carrying amount of the goodwill recorded and if the estimated net operating cash flows are less than the carrying amount, a loss is recognized to reduce the carrying amount to fair value. In the first quarter 2014, the Company recorded $2.6 million of additional goodwill related to the Millennium Transaction. For more information regarding this addition, see Note 3—Millennium Transaction. There was no impairment of goodwill in the six months ended June 30, 2014 and June 30, 2013. For more information regarding goodwill, see Note 9—Intangible Assets.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 660): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40). The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2016. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on the Company's consolidated financial statements.
(t) Reclassifications
Certain reclassifications of prior year information were made to conform to the 2014 presentation. These reclassifications had no material impact of the Company’s financial position or results of operations.

3. MILLENNIUM TRANSACTION
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

Table 3: Goodwill on Millennium Transaction
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

4. CASH AND CASH EQUIVALENTS
Regulation D of the Federal Reserve Act requires that banks maintain non-interest reserve balance with the Federal Reserve Bank based principally on the type and amount of their deposits. During the first six months of 2014 and 2013, the Bank maintained balances at the Federal Reserve Bank of Richmond (in addition to vault cash) to meet the reserve requirements as well as balances to partially compensate for services provided by the Federal Reserve Bank of Richmond. The Bank has an interest bearing account with the FHLB and maintains eight non-interest bearing accounts with domestic correspondents to off-set the cost of services they provide to the Bank for maintaining an account with them.
In addition, the Bank has short term investments in the form of certificates of deposits with banks insured by the Federal Deposit Insurance Corporation (“FDIC”), classified as interest bearing balances, as of June 30, 2014 and December 31, 2013. All balance are fully insured up to the applicable limits by the FDIC.
5. INVESTMENT SECURITIES

Table 5.1: Available-For-Sale Investment Securities Summary
	As of June 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasuries	$2,998	$19	$—	$3,017
U.S. Government agencies	53,795	234	(155)	53,874
Mortgage-backed securities	53,093	440	(198)	53,335
Collateralized mortgage obligations	47,708	127	(804)	47,031
Taxable state and municipal securities	12,173	674	(10)	12,837
Tax-exempt state and municipal securities	5,929	4	(28)	5,905
Total available-for-sale investment securities	$175,696	$1,498	$(1,195)	$175,999

	As of December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasuries	$2,998	$—	$(2)	$2,996
U.S. Government agencies	38,548	81	(590)	38,039
Mortgage-backed securities	44,240	158	(544)	43,854
Collateralized mortgage obligations	44,262	76	(1,621)	42,717
Taxable state and municipal securities	11,711	541	(82)	12,170
Tax-exempt state and municipal securities	5,935	—	(344)	5,591
Total available-for-sale investment securities	$147,694	$856	$(3,183)	$145,367

The estimated fair value of securities pledged to secure public funds, securities sold under agreements to repurchase and for other purposes amounted to $75.4 million and $80.1 million as of June 30, 2014 and December 31, 2013, respectively.
WashingtonFirst did not recognize in earnings any other-than-temporary impairment losses on available-for-sale investment securities during the three and six months ended June 30, 2014 or 2013. During the three months ended June 30, 2014, WashingtonFirst received proceeds of $0.1 million from the call or sale of securities from its available-for-sale investment portfolio resulting in immaterial gross realized gains, compared to no call or sale of securities in the same period in 2013. During the six months ended June 30, 2014, WashingtonFirst received proceeds of $13.7 million from the call or sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $0.2 million and gross realized losses of $48,000, compared to proceeds of $2.5 million from the call or sale of securities resulting in gross realized gains of $4,000 and gross realized losses of $24,000 for the same periods in 2013.

Table 5.2: Gross Unrealized Loss and Fair Value of Available-for-Sale Securities
	As of June 30, 2014
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
U.S. Government agencies	$11,974	$(16)	$8,872	$(139)
Mortgage-backed securities	7,871	(44)	4,818	(154)
Collateralized mortgage obligations	11,784	(73)	20,871	(731)
Taxable state and municipal securities	594	(3)	1,570	(7)
Tax-exempt state and municipal securities	2,010	(2)	3,209	(26)
Total	$34,233	$(138)	$39,340	$(1,057)

	As of December 31, 2013
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
U.S. Treasuries	$2,996	$(2)	$—	$—
U.S. Government agencies	28,335	(590)	—	—
Mortgage-backed securities	25,735	(306)	3,056	(238)
Collateralized mortgage obligations	32,648	(1,483)	3,139	(138)
Taxable state and municipal securities	2,387	(82)	—	—
Tax-exempt state and municipal securities	5,591	(344)	—	—
Total	$97,692	$(2,807)	$6,195	$(376)

The temporary unrealized losses presented above are principally due to a general increase in market rates and a widening of credit spreads from the dates of acquisition to June 30, 2014 and December 31, 2013, as applicable. The resulting increases in fair values reflect a decrease in the perceived risk by the financial markets related to those securities. As of June 30, 2014, all U.S. Treasuries and U.S. Government Agencies are AAA/AA+ rated and any fluctuations in their fair value are caused by changes in interest rates and are not considered credit related as the contractual cash flows of these investments are either explicitly or implicitly backed by the full faith and credit of the U.S. Government. Unrealized losses that are related to the prevailing interest rate environment will decline over time and recover as these securities approach maturity. As of 2014, the fair market value of U.S. Treasuries and U.S. Government Agencies were $3.0 million and $53.9 million, respectively. The mortgage-backed securities portfolio at June 30, 2014, is composed of GNMA, FNMA or FHLMC mortgage-backed securities reported at fair value of $53.3 million and GNMA collateralized mortgage obligations reported at fair value of $47.0 million. Any associated unrealized losses are caused by changes in interest rates and are not considered credit related as the contractual cash flows of these investments are either explicitly or implicitly backed by the full faith and credit of the U.S. Government. Unrealized losses that are related to the prevailing interest rate environment will decline over time and recover as these securities approach maturity. As of June 30, 2014, the fair value of the taxable state and municipal securities portfolio totaled $12.8 million, while the tax-exempt state and municipal securities portfolio totaled $5.9 million. The municipal bond portfolio has no concentration in any state greater than 20 percent and carries bond ratings of A or higher.
As of June 30, 2014 and December 31, 2013, thirty and five, respectively, of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $1.1 million and $0.4 million, respectively.
The amortized cost and fair value of investments by remaining contractual maturity for available-for-sale investment securities as of June 30, 2014 are set forth below. Mortgage-backed securities and collateralized mortgage obligations are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

Table 5.3: Amortized Cost and Fair Value by Contractual Maturity of Available-For-Sale Securities
	As of June 30, 2014
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$754	$770
Due after one year through five years	45,828	46,399
Due after five years through ten years	45,916	46,059
Due after ten years	83,198	82,771
Total	$175,696	$175,999

6. LOANS

Table 6.1: Composition of Loans Held for Investment by Loan Class
	June 30, 2014	December 31, 2013
	(in thousands)
Construction and development	$127,401	$97,324
Commercial real estate	567,917	521,760
Residential real estate	115,238	95,428
Real estate loans	810,556	714,512
Commercial and industrial	131,116	120,833
Consumer	9,206	2,775
Total loans	950,878	838,120
Less: allowance for loan losses	8,332	8,534
Net loans	$942,546	$829,586
As of June 30, 2014, $414.4 million of loans were pledged as collateral for FHLB advances.

Table 6.2: Loans Held for Investment Aging Analysis by Loan Class
	As of June 30, 2014
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	Total Past Due	Total Loans
	(in thousands)
Construction and development	$126,602	$545	$—	$254	$799	$127,401
Commercial real estate	554,019	7,622	220	6,056	13,898	567,917
Residential real estate	112,760	949	161	1,368	2,478	115,238
Commercial and industrial	125,637	3,231	711	1,537	5,479	131,116
Consumer	9,198	4	—	4	8	9,206
Balance at end of period	$928,216	$12,351	$1,092	$9,219	$22,662	$950,878

	As of December 31, 2013
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	Total Past Due	Total Loans
	(in thousands)
Construction and development	$95,271	$—	$—	$2,053	$2,053	$97,324
Commercial real estate	510,043	613	2,771	8,333	11,717	521,760
Residential real estate	93,338	97	101	1,892	2,090	95,428
Commercial and industrial	117,531	250	381	2,671	3,302	120,833
Consumer	2,532	100	5	138	243	2,775
Balance at end of period	$818,715	$1,060	$3,258	$15,087	$19,405	$838,120

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

Table 6.3: Risk Categories of Loans Held for Investment by Loan Class
	As of June 30, 2014
Internal risk rating grades	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Risk rating number	1 to 5	6	7	8	9
	(in thousands)
Construction and development	$127,147	$—	$—	$254	$—	$127,401
Commercial real estate	527,764	14,567	8,821	16,245	520	567,917
Residential real estate	111,133	1,706	1	2,398	—	115,238
Commercial and industrial	115,647	6,207	3,304	5,958	—	131,116
Consumer	9,070	128	—	8	—	9,206
Balance at end of period	$890,761	$22,608	$12,126	$24,863	$520	$950,878

	As of December 31, 2013
Internal risk rating grades	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Risk rating number	1 to 5	6	7	8	9
	(in thousands)
Construction and development	$95,271	$—	$—	$2,053	$—	$97,324
Commercial real estate	488,373	11,511	6,308	15,568	—	521,760
Residential real estate	91,616	1,722	163	1,927	—	95,428
Commercial and industrial	110,122	4,851	2,945	2,915	—	120,833
Consumer	2,239	398	—	138	—	2,775
Balance at end of period	$787,621	$18,482	$9,416	$22,601	$—	$838,120

Table 6.4: Non-Accrual Loans by Loan Class
	June 30, 2014	December 31, 2013
	(in thousands)
Construction and development	$254	$2,053
Commercial real estate	6,056	8,333
Residential real estate	1,368	1,892
Commercial and industrial	1,537	2,671
Consumer	4	138
Total non-accrual loans	$9,219	$15,087

Table 6.5: Changes in Troubled Debt Restructurings
	June 30, 2014
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$260	$4,657	$2,134	$1,818	$—	$8,869
New TDRs	—	—	297	—	—	297
Increases to existing TDRs	—	—	1	—	—	1
Charge-offs post modification	—	—	—	—	—	—
Sales, principal payments, or other decreases	(6)	(2,599)	(980)	(1,421)	—	(5,006)
Ending Balance	$254	$2,058	$1,452	$397	$—	$4,161

For the Six Months Ended:
Beginning Balance	$266	$4,886	$1,167	$1,844	$95	$8,258
New TDRs	—	—	1,268	—	—	1,268
Increases to existing TDRs	—	251	2	—	—	253
Charge-offs post modification	—	—	—	—	(95)	(95)
Sales, principal payments, or other decreases	(12)	(3,079)	(985)	(1,447)	—	(5,523)
Ending Balance	$254	$2,058	$1,452	$397	$—	$4,161

	June 30, 2013
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$409	$3,894	$2,040	$459	$120	$6,922
New TDRs	—	—	—	—	—	—
Increases to existing TDRs	—	—	1	—	—	1
Charge-offs post modification	—	—	(864)	—	—	(864)
Sales, principal payments, or other decreases	(102)	(45)	(4)	(6)	(20)	(177)
Ending Balance	$307	$3,849	$1,173	$453	$100	$5,882

For the Six Months Ended:
Beginning Balance	$409	$3,913	$1,539	$274	$20	$6,155
New TDRs	—	—	503	167	100	770
Increases to existing TDRs	—	2	3	18	—	23
Charge-offs post modification	—	—	(864)	—	—	(864)
Sales, principal payments, or other decreases	(102)	(66)	(8)	(6)	(20)	(202)
Ending Balance	$307	$3,849	$1,173	$453	$100	$5,882

Table 6.6: New Troubled Debt Restructurings Details
	For the Six Months Ended
	June 30, 2014			June 30, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	(dollars in thousands)
Residential real estate	4	$1,268	$1,268	2	$576	$503
Commercial and industrial	—	—	—	1	163	167
Consumer	—	—	—	1	100	100
Total loans	4	$1,268	$1,268	4	$839	$770
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

Table 6.7: Troubled Debt Restructuring in Default in Past Twelve Months
	June 30, 2014			June 30, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	(dollars in thousands)
Construction and development	1	$409	$253	1	$434	$307
Commercial real estate	2	2,071	2,058	—	—	—
Total loans	3	$2,480	$2,311	1	$434	$307

Table 6.8: Non-Performing Assets
	June 30, 2014	December 31, 2013
	(in thousands)
Non-accrual loans	$9,219	$15,087
Troubled debt restructurings still accruing	1,850	5,715
Other real estate owned	889	1,463
Total non-performing assets	$11,958	$22,265
As of June 30, 2014 and December 31, 2013, there were no loans past due more than 90 days that were still accruing. If interest had been earned on the non-accrual loans, interest income on these loans would have been approximately $0.2 million and $0.5 million for the three and six months ended June 30, 2014, respectively, compared to $0.2 million and $0.4 million for three and six months ended June 30, 2013, respectively.

7. ALLOWANCE FOR LOAN LOSSES

Table 7.1: Changes in Allowance for Loan Losses
	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands)
Balance at beginning of period	$7,881	$6,176	$8,534	$6,260
Provision for loan losses	760	975	1,305	2,075
Charge-offs	(421)	(1,252)	(1,734)	(2,470)
Recoveries	112	39	227	73
Balance at end of period	$8,332	$5,938	$8,332	$5,938

Table 7.2: Changes in Allowance for Loan Losses by Loan Class
	June 30, 2014
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$827	$4,063	$563	$2,411	$17	$7,881
Provision for/(release of) loan losses	274	553	81	(112)	(36)	760
Charge-offs	(100)	(210)	(153)	—	42	(421)
Recoveries	—	1	108	3	—	112
Ending Balance	$1,001	$4,407	$599	$2,302	$23	$8,332

For the Six Months Ended:
Beginning Balance	$681	$5,027	$920	$1,801	$105	$8,534
Provision for/(release of) loan losses	420	69	101	565	150	1,305
Charge-offs	(100)	(791)	(541)	(70)	(232)	(1,734)
Recoveries	—	102	119	6	—	227
Ending Balance	$1,001	$4,407	$599	$2,302	$23	$8,332

	June 30, 2013
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$969	$2,392	$760	$2,028	$27	$6,176
(Release of)/provision for loan losses	(227)	887	132	200	(17)	975
Charge-offs	—	—	(461)	(790)	(1)	(1,252)
Recoveries	7	7	10	15	—	39
Ending Balance	$749	$3,286	$441	$1,453	$9	$5,938

For the Six Months Ended:
Beginning Balance	$899	$2,499	$597	$2,238	$27	$6,260
(Release of)/provision for loan losses	(161)	1,044	285	924	(17)	2,075
Charge-offs	—	(265)	(461)	(1,743)	(1)	(2,470)
Recoveries	11	8	20	34	—	73
Ending Balance	$749	$3,286	$441	$1,453	$9	$5,938

Table 7.3: Loan Held for Investment and Related Allowance for Loan Losses by Impairment Method and Loan Class
	As of June 30, 2014
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Ending Balance:
Evaluated collectively for impairment	$127,147	$543,837	$111,387	$122,067	$9,198	$913,636
Evaluated individually for impairment	254	24,080	3,851	9,049	8	37,242
	$127,401	$567,917	$115,238	$131,116	$9,206	$950,878

Allowance for Losses:
Evaluated collectively for impairment	$999	$3,072	$306	$844	$19	$5,240
Evaluated individually for impairment	2	1,335	293	1,458	4	3,092
	$1,001	$4,407	$599	$2,302	$23	$8,332

	As of December 31, 2013
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Ending Balance:
Evaluated collectively for impairment	$95,271	$498,345	$92,335	$114,903	$2,543	$803,397
Evaluated individually for impairment	2,053	23,415	3,093	5,930	232	34,723
	$97,324	$521,760	$95,428	$120,833	$2,775	$838,120

Allowance for Losses:
Evaluated collectively for impairment	$676	$2,770	$292	$792	$7	$4,537
Evaluated individually for impairment	5	2,257	628	1,009	98	3,997
	$681	$5,027	$920	$1,801	$105	$8,534
The following tables show the allocation of the allowance for loan losses among various categories of loans and certain other information as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any loan category.

Table 7.4: Allocation of Allowance for Loan Losses by Loan Class
	June 30, 2014		December 31, 2013
	Amount	% Total	Amount	% Total
	(dollars in thousands)
Construction and development	$1,001	12.0%	$681	8.0%
Commercial real estate	4,407	52.9%	5,027	58.9%
Residential real estate	599	7.2%	920	10.8%
Commercial and industrial	2,302	27.6%	1,801	21.1%
Consumer	23	0.3%	105	1.2%
Total allowance for loan losses	$8,332	100.0%	$8,534	100.0%

Table 7.5: Specific Allocation for Impaired Loans by Loan Class
	As of June 30, 2014			As of December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
	(in thousands)
With no related allowance:
Construction and development	$—	$—	$—	$1,787	$1,787	$—
Commercial real estate	4,035	3,722	—	3,663	3,650	—
Residential real estate	2,246	2,157	—	1,395	1,313	—
Commercial and industrial	1,008	838	—	1,159	865	—
Consumer	—	—	—	96	95	—
Total with no related allowance	7,289	6,717	—	8,100	7,710	—
With an allowance recorded:
Construction and development	409	254	2	422	266	5
Commercial real estate	21,363	20,358	1,335	20,347	19,765	2,257
Residential real estate	1,721	1,694	293	1,788	1,780	628
Commercial and industrial	8,618	8,211	1,458	5,415	5,065	1,009
Consumer	9	8	4	137	137	98
Total with an allowance recorded	32,120	30,525	3,092	28,109	27,013	3,997
Total impaired loans	$39,409	$37,242	$3,092	$36,209	$34,723	$3,997

Table 7.6: Average Impaired Loan Balance by Loan Class - 3 Months
	For the Three Months Ended
	June 30, 2014		June 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With no related allowance:
Construction and development	$—	$—	$1,822	$—
Commercial real estate	4,447	—	6,201	44
Residential real estate	2,162	26	603	—
Commercial and industrial	854	—	1,663	21
Consumer	—	—	7	—
Total with no related allowance	7,463	26	10,296	65
With an allowance recorded:
Construction and development	258	—	414	—
Commercial real estate	20,386	217	12,445	161
Residential real estate	1,690	4	1,263	6
Commercial and industrial	8,510	98	4,362	28
Consumer	8	—	135	2
Total with an allowance recorded	30,852	319	18,619	197
Total impaired loans	$38,315	$345	$28,915	$262

Table 7.7: Average Impaired Loan Balance by Loan Class - 6 Months
	For the Six Months Ended
	June 30, 2014		June 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With no related allowance:
Construction and development	$—	$—	$1,838	$—
Commercial real estate	2,859	—	6,467	89
Residential real estate	1,771	51	602	—
Commercial and industrial	851	—	1,648	41
Consumer	—	—	8	—
Total with no related allowance	5,481	51	10,563	130
With an allowance recorded:
Construction and development	261	—	411	—
Commercial real estate	19,429	434	12,397	322
Residential real estate	1,308	9	1,242	11
Commercial and industrial	8,387	195	4,334	56
Consumer	9	—	135	5
Total with an allowance recorded	29,394	638	18,519	394
Total impaired loans	$34,875	$689	$29,082	$524
8. OTHER REAL ESTATE OWNED
As of June 30, 2014, WashingtonFirst had $0.9 million classified as other real estate owned (“OREO”) on the balance sheet, compared to $1.5 million as of December 31, 2013 and $2.1 million as of June 30, 2013. During the three months ended June 30, 2014, WashingtonFirst sold one OREO property resulting in immaterial gain. During the six months ended June 30, 2014, WashingtonFirst sold four OREO properties collecting cash proceeds of $0.5 million, realizing net gains of $0.1 million. During the three and six months ended June 30, 2014, WashingtonFirst did not acquire any properties that were classified as OREO through foreclosure or the Millennium Transaction. During the three months ended June 30, 2013, WashingtonFirst sold one OREO property collecting cash proceeds of $0.6 million, realizing net gains of $0.1 million. During the six months ended June 30, 2013, WashingtonFirst sold five OREO properties collecting cash proceeds of $2.1 million, realizing net gains of $0.2 million. In addition, during the six months ended June 30, 2013, WashingtonFirst acquired two properties with a fair value of $1.0 million. No OREO properties were acquired in the second quarter 2013.

Table 8.1: Changes in OREO
	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands)
Balance at beginning of period	$1,016	$2,569	$1,463	$3,294
Properties acquired at foreclosure	—	—	—	1,010
Sales of foreclosed properties	—	(422)	(384)	(1,838)
Valuation adjustments	(127)	(79)	(190)	(398)
Balance at end of period	$889	$2,068	$889	$2,068

Table 8.2: OREO Expenses
	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands)
Write-downs	$127	$79	$190	$398
Operating expenses, net of rental income	11	16	43	39
Total OREO expense	$138	$95	$233	$437

9. INTANGIBLE ASSETS
Intangible assets includes goodwill and core deposit intangibles. Goodwill is tested for impairment annually or more frequently if events or circumstances indicate a possible impairment. Core deposit intangibles arise when an acquired bank or branch has a stable deposit base comprised of funds associated with long-term customer relationships. The intangible asset value derives from customer relationships that provide a low-cost source of funding. In the Millennium Transaction in February 2014, the Company recorded additional goodwill of $2.6 million. The Company also recorded $0.5 million of core deposit intangibles which consists of $0.3 million related to non-interest bearing deposits and interest-bearing NOW accounts which is being amortized over a five year period and $0.1 million related to savings accounts which is being amortized over a eight year period. See Note 3 for further details on the Millennium Transaction. In the acquisition of Alliance in December 2012, the Company recorded $0.4 million of core deposit intangibles, which is being amortized over a five year period. The Company performs annual impairment tests on goodwill in the fourth quarter of each year using the fair value approach.

Table 9: Goodwill and Core Deposit Intangibles
	June 30, 2014	December 31, 2013
	(in thousands)
Goodwill	$6,241	$3,601
Core deposit intangible	739	342
Total intangibles	$6,980	$3,943
10. DEPOSITS

Table 10.1: Composition of Deposits
	June 30, 2014	December 31, 2013
	(in thousands)
Demand deposit accounts	$370,088	$231,270
NOW accounts	116,978	91,107
Money market accounts	212,723	188,170
Savings accounts	129,687	113,987
Time deposits under $100,000	109,405	116,055
Time deposits $100,000 and over	255,028	208,314
Total deposits	$1,193,909	$948,903

Table 10.2: Scheduled Maturities of Time Deposits
	June 30, 2014	December 31, 2013
	(in thousands)
Within 1 Year	$200,421	$191,470
1 - 2 years	85,751	67,888
2 - 3 years	41,955	38,098
3 - 4 years	18,227	8,493
4 - 5 years	17,372	18,420
5+ years	707	—
Total	$364,433	$324,369
Time deposits include Certificate of Deposit Account Registry Service (“CDARS”) balances and brokered deposits. The CDARS deposits are customer deposits that are placed in the CDARS network to maximize the FDIC insurance coverage. These CDARS balances were $46.0 million and $33.2 million as of June 30, 2014 and December 31, 2013, respectively. Brokered deposits were $10.1 million and $32.6 million as of June 30, 2014 and December 31, 2013, respectively.

11. OTHER BORROWINGS
Other borrowings consist of $13.3 million and $10.2 million of customer repurchase agreements as of June 30, 2014 and December 31, 2013, respectively. Customer repurchase agreements are standard commercial banking transactions that involve a Bank customer instead of a wholesale bank or broker.
12. FEDERAL HOME LOAN BANK ADVANCES
As a member of the FHLB, the Bank has access to numerous borrowing programs with total credit availability established at 20 percent of total quarter-end assets. FHLB advances are fully collateralized by pledges of certain qualifying real estate secured loans (see Note 4 - Cash and Cash Equivalents). As of June 30, 2014, the Bank had pledged a total of $414.4 million in qualifying home equity lines of credit, commercial real estate loans, multifamily real estate loans, and residential real estate secured loans as security for FHLB advances. As of June 30, 2014, the Bank had $205.1 million in remaining credit available with the FHLB.

Table 12.1: Composition of FHLB Advances
	June 30, 2014	December 31, 2013
	(dollars in thousands)
As of period ended:
FHLB advances	$53,236	$43,478
Weighted average outstanding effective interest rate	1.87%	1.30%

Table 12.2: FHLB Advances Average Balances
	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(dollars in thousands)
Averages for the period:
FHLB advances	$46,056	$32,772	$46,094	$36,523
Average effective interest rate paid during the period	1.82%	1.97%	1.79%	2.12%
Maximum month-end balance outstanding	$53,236	$35,369	$53,236	$40,689

Table 12.3: Contractual Maturities of FHLB Advances
	June 30, 2014	December 31, 2013
	(in thousands)
Within one year	$—	$15,000
3 - 4 years	7,500	—
4+ years	45,736	28,478
Total FHLB advances	$53,236	$43,478

13. LONG-TERM BORROWINGS

Table 13: Long-term Borrowings Detail
	June 30, 2014	December 31, 2013
	(in thousands)
Subordinated debt	$2,264	$2,247
Trust preferred capital notes	7,676	7,607
Long-term borrowings	$9,940	$9,854
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
On June 30, 2003, Alliance invested $0.3 million as common equity into a wholly-owned Delaware statutory business trust (the “Trust”). Simultaneously, the Trust privately issued $10.0 million face amount of thirty-year floating rate trust preferred capital securities (the “Trust Preferred Capital Notes”) in a pooled trust preferred capital securities offering. The Trust used the offering proceeds, plus the equity, to purchase $10.3 million principal amount of Alliance’s floating rate junior subordinated debentures due 2033 (the “Subordinated Debentures”). Both the Trust Preferred Capital Notes and the Subordinated Debentures are callable at any time, without penalty. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15 percent subject to quarterly interest rate adjustments. The interest rates as of June 30, 2014 and December 31, 2013 were 3.38 percent and 3.39 percent, respectively. The Trust Preferred Capital Notes are guaranteed by WashingtonFirst on a subordinated basis, and were recorded on WashingtonFirst’s books at the time of the Alliance acquisition at a discounted amount of $7.5 million, which was the fair value of the instruments at the time of the acquisition. The $2.5 million discount is being expensed monthly over the life of the obligation. Under the indenture governing the Trust Preferred Capital Notes, WashingtonFirst has the right to defer payments of interest for up to twenty consecutive quarterly periods.
Under current regulatory guidelines, the Trust Preferred Capital Notes may constitute no more than 25 percent of total Tier 1 Capital. Any amount not eligible to be counted as Tier 1 Capital is considered to be Tier 2 Capital. As of June 30, 2014, the entire amount of Trust Preferred Capital Notes was considered Tier 1 Capital.

14. SHAREHOLDERS’ EQUITY

In August 2011, WashingtonFirst elected to participate in the Small Business Lending Fund, or “SBLF,” and issued 17,796 shares of its Series D Preferred Stock to the United States Treasury for $17.8 million. Under the terms of the SBLF transaction, during the first ten quarters (ending December 31, 2013) in which the Series D Preferred Stock was outstanding, the preferred shares earned dividends at a rate that could fluctuate on a quarterly basis. From the eleventh dividend period (ending March 31, 2014) through the year 4.5 years after the closing of the SBLF transaction, because WashingtonFirst Bank’s qualified small business lending, or “QSBL,” as of December 31, 2013 and had increased sufficiently as compared with the QSBL baseline, the annual dividend rate will be fixed at a rate of 1%.
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
The Board of Directors has declared three (3) stock dividends, on the Company’s outstanding shares of common stock and Series A non-voting common stock, in the amount of five percent (5%) each: on January 23, 2012 (paid February 29, 2012), on April 5, 2013 (paid May 17, 2013), and on July 21, 2014 (payable September 2, 2014, to shareholders of record on August 12, 2014).  All per share amounts in this report have been retroactively adjusted to reflect these stock dividends.
The Company commenced paying cash dividends in 2014 and has paid a dividend of four cents ($0.04) per share -- on the Company’s outstanding shares of common stock and Series A non-voting common stock -- on January 2, April 1, and July 1, 2014.  Although the Company expects to declare and pay quarterly cash dividends in the future, any such dividend would be at the discretion of the Board of Directors of the Company and would be subject to various federal and state regulatory limitations.

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
The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Bank had $191.6 million and $160.3 million in outstanding commitments to extend credit as of June 30, 2014 and December 31, 2013, respectively.
Litigation
In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying financial statements. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial condition of the Company.
Other Contractual Arrangements
The Bank is party to a contract dated October 7, 2010, with Fiserv, for core data processing and item processing services integral to the operations of the Bank. Under the terms of the agreement, the Bank may cancel the agreement subject to a substantial cancellation penalty based on the current monthly billing and remaining term of the contract. The initial term of services provided shall end seven years following the date services are first used. Services were first provided beginning May 16, 2011 and will expire on May 15, 2018. The Bank expects to pay Fiserv approximately $3.6 million over the remaining life of the contract.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, in each case as those terms are defined in the regulations. Management believes the Company satisfied all capital adequacy requirements to which it was subject as of June 30, 2014.
As of June 30, 2014, the Company was “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios, as set forth in the table below.

Table 16: Capital Amounts, Ratios and Regulatory Requirements Summary
	Actual		To Be Well Capitalized Under Prompt Corrective Action Provisions		For Minimum Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of June 30, 2014:
Total risk-based capital ratio	$124,726	12.33%	$101,157	>10.0%	$80,925	>8.0%
Tier 1 risk-based capital ratio	113,894	11.26%	60,690	>6.0%	40,460	>4.0%
Tier 1 leverage ratio	113,894	9.12%	62,442	>5.0%	49,954	>4.0%

As of December 31, 2013:
Total risk-based capital ratio	$123,811	14.05%	$88,122	>10.0%	$70,497	>8.0%
Tier 1 risk-based capital ratio	112,777	12.80%	52,864	>6.0%	35,243	>4.0%
Tier 1 leverage ratio	112,777	10.53%	53,550	>5.0%	42,840	>4.0%

17. EARNINGS PER SHARE
The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock has no effect on income available to common shareholders.

Table 17: Basic and Dilutive Earnings Per Share
	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(dollars in thousands, except for per share amounts)
Net income	$2,430	$1,550	$4,038	$3,003
Less: SBLF dividends	(45)	(45)	(89)	(89)
Net income available to common shareholders	$2,385	$1,505	$3,949	$2,914

Weighted average number of shares outstanding (1)	8,096,932	8,015,345	8,071,391	7,967,661
Effect of dilutive securities:
Restricted stock, stock options and warrants (1)	197,105	57,990	125,379	63,752
Diluted weighted average number of shares outstanding (1)	8,294,037	8,073,335	8,196,770	8,031,413

Basic earnings per share (1)	$0.30	$0.19	$0.49	$0.37
Diluted earnings per share (1)	$0.29	$0.18	$0.48	$0.36
(1) Retroactively adjusted to reflect the effect of all stock dividends, including the 5% stock dividend declared on July 21, 2014.
18. OTHER OPERATING EXPENSES

Table 18: Consolidated Statement of Operations - Other Operating Expenses Detail
	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands)
Other real estate owned expenses	$138	$95	$233	$437
Business and franchise tax	197	137	392	303
Advertising and promotional expenses	146	152	295	291
FDIC premiums	238	323	439	421
Postage, printing and supplies	54	40	113	95
Directors' fees	72	63	135	113
Insurance	23	20	47	45
Merger related expenses	18	(2)	186	6
Other	213	240	529	452
Other expenses	$1,099	$1,068	$2,369	$2,163

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
Net transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period. There were no transfers within the fair value hierarchy for fair value measurements of WashingtonFirst’s investment securities during the six months ended June 30, 2014 or 2013.
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
Fair Value Classification and Transfers
As of June 30, 2014, WashingtonFirst’s assets and liabilities recorded at fair value included financial instruments valued at $38.1 million whose fair values were estimated by management in the absence of readily determinable fair values (i.e., level 3). These financial instruments measured as level 3 represented 2.7 percent of total assets and 17.8 percent of financial instruments measured at fair value as of June 30, 2014. As of December 31, 2013, WashingtonFirst’s assets and liabilities recorded at fair value included financial instruments valued at $36.2 million whose fair values were estimated by management in the absence of readily determinable fair values. These financial instruments measured as level 3 represented 3.2 percent of total assets and 19.9 percent of financial instruments measured at fair value as of December 31, 2013.

The following tables present information about WashingtonFirst’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2014 and December 31, 2013, respectively, and indicates the fair value hierarchy of the valuation techniques used by WashingtonFirst to determine such fair value:

Table 19.1: Summary of Assets and Liabilities Measured at Fair Value
As of June 30, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
U.S. Treasuries	$3,017	$—	$—	$3,017
U.S. Government agencies	—	53,874	—	53,874
Mortgage-backed securities	—	53,335	—	53,335
Collateralized mortgage obligations	—	47,031	—	47,031
Taxable state and municipal securities	—	12,837	—	12,837
Tax-exempt state and municipal securities	—	5,905	—	5,905
Total recurring assets at fair value	$3,017	$172,982	$—	$175,999

Nonrecurring:
Assets:
Impaired loans (1)	$—	$—	$37,242	$37,242
Other real estate owned (2)	—	—	889	889
Total nonrecurring assets at fair value	$—	$—	$38,131	$38,131

As of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
U.S. Treasuries	$2,996	$—	$—	$2,996
U.S. Government agencies	—	38,039	—	38,039
Mortgage-backed securities	—	43,854	—	43,854
Collateralized mortgage obligations	—	42,717	—	42,717
Taxable state and municipal securities	—	12,170	—	12,170
Tax-exempt state and municipal securities	—	5,591	—	5,591
Total recurring assets at fair value	$2,996	$142,371	$—	$145,367

Nonrecurring:
Assets:
Impaired loans (1)	$—	$—	$34,723	$34,723
Other real estate owned (2)	—	—	1,463	1,463
Total nonrecurring assets at fair value	$—	$—	$36,186	$36,186

(1)	Includes loans that have been measured for impairment at the fair value of the loans’ collateral.

(2)	Other real estate owned is transferred from loans to OREO at the lower of cost or market.

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis for which WashingtonFirst has used significant level 3 inputs to determine fair value. Net transfers in and/or out of level 3 are based on the fair values of the assets and liabilities as of the beginning of the reporting period.

Table 19.2: Change in Level 3 Fair Value Assets
	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands)
Balance at beginning of period	$—	$51	$—	$106
Unrealized gains	—	4	—	(51)
Balance at end of period	$—	$55	$—	$55
Fair Value of Financial Instruments

Table 19.3: Estimated Fair Values and Carrying Values for Financial Assets, Liabilities and Commitments
	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Cash and cash equivalents	$221,554	$221,554	$109,164	$109,164
Investment securities	175,999	175,999	145,367	145,367
Other equity securities	3,737	3,737	3,530	3,530
Loans held for sale	2,203	2,203	—	—
Loans held for investment, net	942,546	937,571	829,586	824,881
Bank-owned life insurance	12,951	12,951	10,283	10,283
Time deposits	364,433	366,757	324,369	325,946
Other borrowings	13,338	13,338	10,157	10,157
FHLB advances	53,236	53,651	43,478	43,681
Long-term borrowings	9,940	9,940	9,854	9,854
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
20. SUBSEQUENT EVENTS
On July 21, 2014, the Board of Directors declared a five percent (5%) stock dividend on the Company's outstanding shares of common stock and Series A non-voting common stock. The dividend shares will be distributed on or about September 2, 2014 to stockholders of record at the close of business on August 12, 2014. The Company will pay cash in lieu of fractional shares.

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

Overview
WashingtonFirst generates the majority of its revenues from interest income on loans, income from investment securities, and service charges on customer accounts. Revenues are partially offset by interest expense paid on deposits and other borrowings, and non-interest expenses such as compensation and employee benefits, other operating costs and occupancy expenses. Net interest income is the difference between interest income on earning assets such as loans and securities and interest expense on liabilities such as the deposits and borrowings used to fund those assets. Net interest income is the Company’s largest source of revenue. Net interest income for the three and six months ended June 30, 2014 was $12.1 million and $22.5 million, respectively, compared to $9.8 million and $20.0 million for the same periods in 2013. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and margin.
Net income available to common shareholders was $2.4 million and $3.9 million for the three and six months ended June 30, 2014, compared to $1.5 million and $2.9 million for the same periods in 2013, respectively. Diluted earnings per share were $0.29 per common share and $0.48 per common share for the three and six months ended June 30, 2014, compared to $0.18 per common shares and $0.36 per common share for the same periods in 2013. The increase in net income available to common shareholders during the first six months of 2014 compared to the first six months of 2013 is primarily the result of an increased average balance in interest earning assets due to organic growth of the Bank (notably the loan portfolio showed strong growth during the second quarter of 2014) and the Millennium Transaction at the end of February 2014. In addition to the increased revenues earned as a result of the larger loan portfolio, increased costs were incurred during the first six months of 2014 compared to the same period in 2013. Compensation and employee benefit expenses for the six months ended June 30, 2014 increased by $1.9 million compared to same period in 2013 primarily due to an increase in the number of employees as the bank continues to grow. Premises and equipment expenses increased by $0.2 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to the increase in number of branches. The Company’s other operating expenses, which encompass multiple other necessary business and operational expenditures, also increased by 0.2 million for the six months ended June 30, 2014, compared to the six months ended June 30, 2013.
As of June 30, 2014 and December 31, 2013, total assets were $1.4 billion and $1.1 billion, respectively. Total net loans increased $113.0 million from December 31, 2013 to June 30, 2014. Tier 1 capital increased by $1.1 million to $113.9 million as of June 30, 2014, compared to $112.8 million as of December 31, 2013.
As of June 30, 2014, WashingtonFirst had $12.0 million in nonperforming assets, a decrease of $10.3 million from December 31, 2013. Allowance for loan losses decreased by 0.2 million during the six months ended June 30, 2014 compared to December 31, 2013. The decrease in the allowance was driven by $1.7 million in charge-offs, partially offset by provision for loan losses of $1.3 million and recoveries of $0.2 million. This resulted in a $8.3 million allowance for loan losses as of June 30, 2014, compared to $8.5 million as of December 31, 2013.
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
The general allowance constituted 62.9 percent of the total allowance at June 30, 2014 and 53.2 percent percent at December 31, 2013. The general allowance is calculated in two parts based on an internal risk classification of loans within each portfolio segment. Allowances on loans considered to be impaired under regulatory guidance are calculated separately from loans considered to be “pass” rated under the same guidance. This segregation allows the Company to monitor the allowance applicable to higher risk loans separate from the remainder of the portfolio in order to better manage risk and ensure the sufficiency of the allowance for loan losses. The loans acquired in the Millennium Transaction were recorded at fair value, and the original credit marks from purchase accounting are not affecting the allowance for loan losses as of June 30, 2014. Allowances on those loans subsequent to the acquisition have been recorded in the allowance for loan losses.
As of June 30, 2014, the specific allowance accounted for 37.1 percent percent of the total allowance as compared to 46.8 percent percent at December 31, 2013. The estimated losses on impaired loans can differ substantially from actual losses. The portion of the allowance representing specific allowances is established on individually impaired loans. As a practical expedient, for collateral dependent loans, the Company measures impairment based on the net realizable value of the underlying collateral. For loans on which the Company has not elected to use a practical expedient to measure impairment, the Company will measure impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate. In determining the cash flows to be included in the discount calculation the Company considers the following factors that combine to estimate the probability and severity of potential losses:

•	the borrower’s overall financial condition;

•	resources and payment record;

•	demonstrated or documented support available from financial guarantors; and

•	the adequacy of collateral value and the ultimate realization of that value at liquidation.

Goodwill and Other Intangible Asset Impairment
Goodwill represents the excess purchase price paid over the fair value of the net assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value be compared to the carrying amount of net assets, including goodwill. If the net fair value exceeds the net book value, no write-down of recorded goodwill is required. If the fair value is less than book value, an expense may be required to write-down the related goodwill to the proper carrying value. The Company tests for impairment of goodwill as of each fiscal year end and again at any quarter-end if any triggering events occur during a quarter that may affect goodwill. Examples of such events include, but are not limited to, a significant deterioration in future operating results, adverse action by a regulator or a loss of key personnel. Determining the fair value requires the Company to use a degree of subjectivity. Washington First recognized approximately $2.6 million of goodwill as a part of the Millennium Transaction. No goodwill impairment was recognized for the six months ended June 30, 2014 and 2013.
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
Millennium Transaction
On February 28, 2014, the Company entered into a purchase and assumption agreement with the FDIC to assume all of the deposits and certain assets of Millennium Bank, NA, a federally chartered commercial bank headquartered in Sterling, Virginia. Millennium operated two branches in Virginia – Sterling and Herndon. These branches reopened Monday, March 3, 2014 as branches of WashingtonFirst.
The Millennium Transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the transaction date. The excess of fair value of net liabilities assumed exceeded cash received in the transaction resulting in goodwill or $2.6 million being recorded. The Company also recorded $0.5 million in core deposit intangibles which will be amortized over five to eight years, depending on the underlying instrument.
Results of Operations
WashingtonFirst’s net income available to common shareholders for the second quarter 2014 was $2.4 million or $0.29 per fully diluted common share, compared to $1.5 million or $0.18 per fully diluted common share for second quarter 2013. For the six months ended June 30, 2014, WashingtonFirst’s net income available to common shareholders was $3.9 million or $0.48 per fully diluted common share, compared to $2.9 million or $0.36 per fully diluted common share for the six months ended June 30, 2013. Basic net income per common share for the three and six months ended June 30, 2014 was $0.30 per common share and $0.49 per common share, respectively, compared to $0.19 per common share and $0.37 per common share for the same periods in 2013. The increase in net income during the first six months of 2014 as compared to the same period in 2013 is primarily the result of the overall increased average balance of interest earning assets and the Millennium Transaction at the end of February 2014. The following sections provide more detail regarding specific components of WashingtonFirst’s results of operations.

Table M1: Selected Performance Ratios
	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(dollars in thousands)
Average total assets	$1,256,503	$1,052,252	$1,210,423	$1,050,054
Average shareholders' equity	112,984	105,297	111,475	104,455
Net income	2,430	1,550	4,038	3,003
Return on average assets (1)	0.78%	0.59%	0.67%	0.58%
Return on average shareholders' equity (1)	8.63%	5.90%	7.30%	5.80%
Return on average common equity (1)	10.05%	6.90%	8.50%	6.78%
Average shareholders' equity to average total assets	8.99%	10.01%	9.21%	9.95%
Efficiency ratio	64.24%	66.95%	68.21%	66.99%
Dividend payout ratio	13.33%	—%	16.33%	—%
(1) Annualized
Net Interest Income.
Net interest income for the three and six months ended June 30, 2014 was $12.1 million and $22.5 million, respectively, compared to $9.8 million and $20.0 million for the same periods in 2013, respectively. The overall net interest margin was 3.93 percent and 3.81 percent for the three and six months ended June 30, 2014 compared to 3.81 percent and 3.90 percent for the three and six months ended June 30, 2013. The decrease in net interest margin for the six months ended June 30, 2014 compared to the same period in 2013 is primarily the result of a lower yield on the loan portfolio in the first half of 2014 compared to the first half of 2013, however, yield on loans improved during the three months ended June 30, 2014, and was 8 basis points higher than the yield on loans during the three months ended June 30, 2013.
The following tables provide information regarding interest-earning assets and funding for the three and six months ended June 30, 2014 and 2013. The balance of non-accruing loans is included in the average balance of loans presented, though the related income is accounted for on a cash basis. Therefore, as the balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly. The lower average rate on interest-bearing demand deposits, money market deposit accounts and savings accounts is consistent with general trends in average short-term rates during the periods presented. The downward trend in the average rate on time deposits reflects the maturity of older time deposits and the issuance of new time deposits at lower market rates.

Table M2: Average Balances, Interest Income and Expense and Average Yield and Rates - 3 Months
	For the Three Months Ended
	June 30, 2014			June 30, 2013
	Average Balance	Income/ Expense	Yield/ Rate (6)	Average Balance	Income/ Expense	Yield/ Rate (6)
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (1)	$910,596	$12,993	5.64%	$774,894	$10,895	5.56%
Investment securities - taxable	166,625	729	1.73%	111,960	402	1.42%
Investment securities - tax-exempt (2)	5,861	39	3.31%	5,942	38	3.23%
Other equity securities	3,411	42	4.80%	3,047	36	4.70%
Interest-bearing balances	13,447	21	0.62%	9,963	14	0.55%
Federal funds sold	119,386	68	0.23%	113,071	58	0.21%
Total interest earning assets	1,219,326	13,892	4.51%	1,018,877	11,443	4.45%
Non-interest earning assets:
Cash and due from banks	3,755			4,784
Premises and equipment	5,861			3,383
Other real estate owned	991			2,249
Other assets (3)	34,573			29,365
Less: allowance for loan losses	(8,003)			(6,406)
Total non-interest earning assets	37,177			33,375
Total Assets	$1,256,503			$1,052,252

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$94,253	$48	0.20%	$95,789	$44	0.18%
Money market deposit accounts	218,346	265	0.49%	116,812	146	0.50%
Savings accounts	124,660	218	0.70%	101,207	$151	0.60%
Time deposits	365,784	850	0.93%	358,238	946	1.06%
Total interest-bearing deposits	803,043	1,381	0.69%	672,046	$1,287	0.77%
FHLB advances	46,056	212	1.82%	32,772	163	1.97%
Other borrowings and long-term borrowings	19,252	182	3.77%	26,664	$182	2.73%
Total interest-bearing liabilities	868,351	1,775	0.82%	731,482	1,632	0.89%
Non-interest-bearing liabilities:
Demand deposits	270,023			210,076
Other liabilities	5,145			5,397
Total non-interest-bearing liabilities	275,168			215,473
Total Liabilities	1,143,519			946,955
Shareholders’ Equity	112,984			105,297
Total Liabilities and Shareholders’ Equity	$1,256,503			$1,052,252

Interest Spread (4)			3.69%			3.56%
Net Interest Margin (2)(5)		$12,117	3.93%		$9,811	3.81%

(1)	Includes loans held for sale and loans placed on non-accrual status.

(2)	Interest income and yield are presented on a fully taxable equivalent basis using a federal statutory rate of 35 percent.

(3)	Includes intangibles, deferred tax asset, accrued interest receivable, bank-owned life insurance and other assets.

(4)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(5)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

(6)	Annualized income/expense is used for the yield/rate.

Table M3: Average Balances, Interest Income and Expense and Average Yield and Rates - 6 Months
	For the Six Months Ended
	June 30, 2014			June 30, 2013
	Average Balance	Income/ Expense	Yield/ Rate (6)	Average Balance	Income/ Expense	Yield/ Rate (6)
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (1)	$886,006	$24,194	5.43%	$764,036	$21,943	5.71%
Investment securities - taxable	158,450	1,395	1.75%	114,927	906	1.57%
Investment securities - tax-exempt (2)	5,845	86	3.74%	5,944	76	3.26%
Other equity securities	3,532	70	3.91%	3,317	54	3.23%
Interest-bearing balances	11,226	34	0.62%	10,022	28	0.57%
Federal funds sold	109,570	126	0.23%	119,538	133	0.22%
Total interest earning assets	1,174,629	25,905	4.39%	1,017,784	23,140	4.53%
Non-interest earning assets:
Cash and due from banks	3,709			4,485
Premises and equipment	5,764			3,423
Other real estate owned	1,177			2,653
Other assets (3)	33,406			28,092
Less: allowance for loan losses	(8,262)			(6,383)
Total non-interest earning assets	35,794			32,270
Total Assets	$1,210,423			$1,050,054

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$90,404	$95	0.21%	$87,583	$89	0.20%
Money market deposit accounts	207,275	505	0.49%	111,858	292	0.53%
Savings accounts	120,283	449	0.75%	99,498	374	0.76%
Time deposits	360,958	1,554	0.87%	360,076	1,691	0.95%
Total interest-bearing deposits	778,920	2,603	0.67%	659,015	2,446	0.75%
FHLB advances	46,094	415	1.79%	36,523	389	2.12%
Other borrowings and long-term borrowings	18,649	361	3.88%	25,857	329	2.55%
Total interest-bearing liabilities	843,663	3,379	0.81%	721,395	3,164	0.88%
Non-interest-bearing liabilities:
Demand deposits	250,174			217,992
Other liabilities	5,111			6,212
Total non-interest-bearing liabilities	255,285			224,204
Total Liabilities	1,098,948			945,599
Shareholders’ Equity	111,475			104,455
Total Liabilities and Shareholders’ Equity	$1,210,423			$1,050,054

Interest Spread (4)			3.58%			3.65%
Net Interest Margin (2)(5)		$22,526	3.81%		$19,976	3.90%

(1)	Includes loans held for sale and loans placed on non-accrual status.

(2)	Interest income and yield are presented on a fully taxable equivalent basis using a federal statutory rate of 35 percent.

(3)	Includes intangibles, deferred tax asset, accrued interest receivable, bank-owned life insurance and other assets.

(4)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(5)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

(6)	Annualized income/expense is used for the yield/rate.

The following tables set forth information regarding the changes in the components of WashingtonFirst’s net interest income for the periods indicated. For each category, information is provided for changes attributable to changes in volume (change in volume multiplied by old rate) and changes in rate (change in rate multiplied by old volume). Combined rate/volume variances, the third element of the calculation, are allocated based on their relative size. The decreases in income due to changes in rate reflect the reset of variable rate investments, variable rate deposit accounts and adjustable rate mortgages to lower rates and the acquisition of new lower yielding investments and loans, as described above. The decreases in expense reflects the decreased cost of funding due to lower interest rates available in the debt markets. The increases due to changes in volume reflect the increase in on-balance sheet assets during the three and six months ended June 30, 2014 and 2013.

Table M4: Changes in Rate and Volume Analysis
	For the Three Months Ended June 30, 2014 Compared to Same Period 2013			For the Six Months Ended June 30, 2014 Compared to Same Period 2013
	(Decrease)/Increase Due to			(Decrease)/Increase Due to
	Rate	Volume	Total	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Loans	$159	$1,939	$2,098	$(2,744)	$4,995	$2,251
Investment securities - taxable	101	226	327	114	375	489
Investment securities - tax exempt	4	(3)	1	15	(5)	10
Other equity securities	1	5	6	12	4	16
Interest bearing balances	2	5	7	3	3	6
Federal funds sold	6	4	10	13	(20)	(7)
Total income from interest-earning assets	273	2,176	2,449	(2,587)	5,352	2,765
Expense from interest-bearing liabilities:
Interest-bearing deposits	(669)	763	94	(607)	764	157
FHLB Advances	(75)	124	49	(142)	168	26
Borrowed funds	234	(234)	—	260	(228)	32
Total expense from interest-bearing liabilities	(510)	653	143	(489)	704	215
Increase in net interest income	$783	$1,523	$2,306	$(2,098)	$4,648	$2,550
Interest Earning Assets
Average loan balances were $886.0 million for the six months ended June 30, 2014 compared to $764.0 million for the six months ended June 30, 2013. The related interest income from loans was $24.2 million for the six months ended June 30, 2014 resulting in an average yield of 5.43 percent, compared to $21.9 million for the six months ended June 30, 2013, resulting in an average yield of 5.71 percent. The decrease in average yield on loans reflects competitive pressure on loan pricing during the period (including the repricing of adjustable rate loans) and the effects of purchase accounting marks being fully recognized on loans paid off early during the first half of 2014. Interest rates are established for classes of loans that include variable rates based on the prime rate as reported by The Wall Street Journal or other identifiable bases while others carry fixed rates with terms as long as 15 years. Most variable rate originations include minimum initial rates and/or floors.
Taxable investment securities balances averaged $158.5 million for the six months ended June 30, 2014, compared to $114.9 million for the same period in 2013. Interest income generated on these investment securities for the six months ended June 30, 2014 totaled $1.4 million, or a 1.75 percent yield, compared to $0.9 million or a 1.57 percent yield for the six months ended June 30, 2013.
Tax-exempt investment securities balances averaged $5.8 million for the six months ended June 30, 2014, compared to $5.9 million for the same period in 2013. Interest income generated on these investment securities for the six months ended June 30, 2014 totaled $0.1 million, or a 3.74 percent yield, compared to $0.1 million or a 3.26 percent yield for the six months ended June 30, 2013. The yield for tax-exempt securities has been presented a a fully taxable equivalent.
Interest-bearing balances averaged $11.2 million for the six months ended June 30, 2014, compared to $10.0 million for the same period in 2013. The increase in the average investment securities was primarily a result of shifting excess cash reserves into the investment portfolio. Interest income generated on these investment securities for the six months ended June 30, 2014 totaled $34,000, or a 0.62 percent yield, compared to $28,000 or a 0.57 percent yield for the six months ended June 30, 2013.
Short-term investments in federal funds sold averaged $109.6 million as of June 30, 2014, compared to $119.5 million as of June 30, 2013. The decrease in average short-term investments as of June 30, 2014 compared to June 30, 2013 is primarily a result of the excess federal funds sold balances in the first quarter 2013 due to the Alliance acquisition in December 2012. Interest income generated on these assets for the six months ended June 30, 2014 totaled $0.1 million, or a 0.23 percent yield, compared to $0.1 million or a 0.22 percent yield for the same period in 2013.
Interest Bearing Liabilities
Average interest-bearing deposits were $778.9 million as of June 30, 2014 compared to $659.0 million as of June 30, 2013. The increase in the average interest-bearing deposits during the the first half of 2014 was the result of organic growth and the Millennium Transaction at the end of February 2014. The related interest expense from interest-bearing deposits was $2.6 million for the six months ended June 30, 2014, compared to $2.4 million for the six months ended June 30, 2013. The average rate on these deposits was 0.67 percent for the six months ended June 30, 2014, compared to 0.75 percent for the same period in 2013. The increase in interest expense is primarily attributable to an increase in the average balance of interest bearing liabilities as well as changes in the mix of deposit funding.
FHLB advances averaged $46.1 million as of June 30, 2014, compared to $36.5 million as of June 30, 2013. Interest expense incurred on these borrowing for the six months ended June 30, 2014 totaled $0.4 million, or a 1.79 percent rate, compared to $0.4 million, or a 2.12 percent rate, for the six months ended June 30, 2013.
Provision for Loan Losses. During the three months ended June 30, 2014, WashingtonFirst recorded provisions to its allowance for loan losses of $0.8 million, charge-offs of $0.4 million and recoveries of $0.1 million, compared to provisions to its allowance for loan losses of $1.0 million, charge-offs of $1.3 million and recoveries of $39,000 during the three months ended June 30, 2013. During the six months ended June 30, 2014, WashingtonFirst recorded provisions to its allowance for loan losses of $1.3 million, charge-offs of $1.7 million and recoveries of $0.2 million, compared to provisions to its allowance for loan losses of $2.1 million, charge-offs of $2.5 million and recoveries of $0.1 million during the six months ended June 30, 2013.
Service Charges on Deposit Accounts. Service charges on deposit accounts were $0.1 million for both the three months ended June 30, 2014 and 2013. For the six months ended June 30, 2014 and 2013, service charges on deposit accounts were $0.2 million and $0.3 million, respectively.
Earnings on bank-owned life insurance. Earnings on bank-owned life insurance was $0.1 million for both the three months ended June 30, 2014 and 2013. During the six months ended June 30, 2014 and 2013, earnings on bank-owned life insurance was $0.2 million and $0.1 million, respectively.
Gain on sale of other real estate owned. During the three and six months ended June 30, 2014, WashingtonFirst realized net gains of $5,000 and $0.1 million, respectively, on sale or OREO properties, compared to $0.1 million and $0.2 million for the same periods in 2013. See Note 8 - Other Real Estate Owned for further details.
Gain on Sale of Loans. During the three and six months ended June 30, 2014, WashingtonFirst realized gains on the sale of loans of $56,000 and $73,000, respectively, as a result of the newly created mortgage business. No loans were sold in the three and six months ended June 30, 2013.
Gain/Loss on Sale of Available-for-Sale Investment Securities. During the three and six months ended June 30, 2014, WashingtonFirst received proceeds of $0.1 million and $13.7 million, respectively, from the call or sale of securities from its available-for-sale investment portfolio resulting in gross realized gains of $1,000 and $0.1 million, respectively. During both the three and six months ended June 30, 2013, WashingtonFirst received proceeds of $2.5 million from the call or sale of securities from its available-for-sale investment portfolio, resulting in gross realized losses of $20,000.
Other Operating Income. During the three and six months ended June 30, 2014, WashingtonFirst recorded $0.1 million and $0.3 million, respectively, of other operating income compared to $0.1 million and $0.2 million, respectively, for the same period in 2013. This increase is primarily the result of the overall increased size of the Bank resulting in greater transaction fee income.
Compensation and Employee Benefits. Compensation and employee benefits were $4.5 million and $8.6 million for the three and six months ended June 30, 2014, respectively, compared to $3.4 million and $6.7 million, respectively, for the same periods in 2013. The increase in compensation and employee benefits in 2014 compared to 2013 is primarily the result of increased headcount as the bank continues to grow, specifically the staffing of its newly created mortgage division and the additional branch locations.
Premises and Equipment. Premises and equipment expenses were $1.4 million and $2.9 million for the three and six months ended June 30, 2014, respectively, compared to $1.4 million and $2.8 million, respectively, for the same periods in 2013. The increase was primarily due to the increase in rent expense associated with the addition of the new branches in Rockville, Maryland, and Herndon, Virginia.

Data Processing. Data processing expenses were $0.7 million and $1.4 million for the three and six months ended June 30, 2014, respectively, compared to $0.7 million and $1.7 million, respectively, for the same periods in 2013. The decrease was primarily due to cost efficiencies related to the hiring of in-house IT employees leading to decreased reliance on more costly third party contracting.
Professional Fees. Professional fees, which includes legal, accounting and other professional services, were $0.3 million and $0.7 million for both the three and six months ended June 30, 2014 and 2013, respectively.
Other Operating Expenses. Other operating expenses were $1.1 million and $2.4 million for the three and six months ended June 30, 2014, respectively, compared to $1.1 million and $2.2 million during the same periods in 2013. See Note 18 - Other Expenses for further details.
Financial Condition
Total assets were $1.4 billion as of June 30, 2014, compared to $1.1 billion as of December 31, 2013. As of June 30, 2014, WashingtonFirst had $221.6 million of cash and cash equivalents, compared to $109.2 million as of December 31, 2013. As of June 30, 2014, WashingtonFirst had $942.5 million of loans held for investment, net of allowance for loan losses, compared to $829.6 million as December 31, 2013. As of June 30, 2014, WashingtonFirst had $176.0 million of investments, compared to $145.4 million as December 31, 2013.
As of June 30, 2014 and December 31, 2013, total deposits were $1.2 billion and $948.9 million, respectively.
As of June 30, 2014, WashingtonFirst had total equity of $113.4 million, compared to $107.6 million as of December 31, 2013. The increase in total equity during the six months ended June 30, 2014 is primarily the result of current earnings and stock related transactions, partially offset by dividends.
Loans Held for Sale
Loans in this category are originated by the Mortgage Division and comprised of residential mortgage loans extended to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loans. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans and servicing are sold concurrently. The LHFS loans are closed in our name and carried on our books until the loan is delivered to and purchased by an investor, generally within fifteen to forty-five days. WashingtonFirst’s Mortgage Division was recently created and commenced production in the first quarter of 2014. As of June 30, 2014, loans held for sale totaled $2.2 million. The amount of loans held for sale outstanding at the end of any given month fluctuates with the volume of loans closed during the month and the timing of loans purchased by investors.
Loans Held for Investment
In its lending activities, WashingtonFirst seeks to develop relationships with clients whose business and individual banking needs will grow with WashingtonFirst. WashingtonFirst has made significant efforts to be responsive to the lending needs in the markets served, while maintaining sound asset quality and credit practices. WashingtonFirst extends credit to construction and development, residential real estate, commercial real estate, commercial and industrial and consumer borrowers in the normal course of business. The loans held for investment portfolio totaled $950.9 million as of June 30, 2014, an increase of $112.8 million from the December 31, 2013 balance of $838.1 million.
The following table summarizes the composition of the loan portfolio by dollar amount and each segment as a percentage of the total loan portfolio as of June 30, 2014 and December 31, 2013:

Table M5: Loan Portfolio by Loan Class
	June 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Construction and development	$127,401	13.4%	$97,324	11.6%
Commercial real estate	567,917	59.7%	521,760	62.3%
Residential real estate	115,238	12.1%	95,428	11.4%
Real estate loans	810,556	85.2%	714,512	85.3%
Commercial and industrial	131,116	13.8%	120,833	14.4%
Consumer	9,206	1.0%	2,775	0.3%
Total loans	$950,878	100.0%	$838,120	100.0%
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
Loans secured by various types of real estate, which includes construction and development loans, commercial real estate loans, and residential real estate loans, constitute the largest portion of total loans. Of that portion, commercial real estate loans represent the largest dollar exposure. Substantially all of these loans are secured by properties in the greater Washington, D.C. metropolitan area with the heaviest concentration in Northern Virginia. Risk is managed through diversification by sub-market, property type, and loan size, and by seeking loans with multiple sources of repayment. The average outstanding loan balance in this portfolio is $0.4 million as of June 30, 2014.
Construction and development loans represented 13.4 percent and 11.6 percent of the total loan portfolio at June 30, 2014 and December 31, 2013, respectively. New originations in this segment are being underwritten in the context of current market conditions and are particularly focused in sub-markets which the Company believes to be relatively strong as compared to other markets in the region. Legacy loans, particularly in the land and speculative construction portion of this portfolio, have been largely converted to amortizing loans with regular principal and interest payments. WashingtonFirst expects any future reductions in its land and speculative construction exposure to be partially offset by increases in residential construction activities as market conditions improve.
Secured residential real estate loans represented 12.1 percent and 11.4 percent of total loans as of June 30, 2014 and December 31, 2013, respectively. In general, loans in these categories represent loans underwritten to customers who had or established a deposit relationship with the respective bank at the time the loan was originated. WashingtonFirst believes that its underwriting criteria reflect current market conditions.
The contractual maturity ranges or repricing schedules, as appropriate, of the loans in WashingtonFirst’s loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of June 30, 2014 are summarized in the following table:

Table M6: Loan Portfolio Maturity Schedule by Loan Class
	As of June 30, 2014
	One Year or Less	One to Five Years	Over Five Years	Total
	(in thousands)
Construction and development	$75,680	$47,943	$3,778	$127,401
Commercial real estate	83,362	231,828	252,727	567,917
Residential real estate	10,081	27,154	78,003	115,238
Commercial and industrial	63,689	47,570	19,857	131,116
Consumer	1,003	6,086	2,117	9,206
Total loans	$233,815	$360,581	$356,482	$950,878

Loans with a predetermined interest rate	$53,014	$235,109	$86,402	$374,525
Loans with a floating or adjustable interest rate	180,801	125,472	270,080	576,353
Total loans	$233,815	$360,581	$356,482	$950,878
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

Table M7: Held of Investment Loan Portfolio by Risk Rating and Loan Class
	As of June 30, 2014
Internal risk rating grades	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Risk rating number	1 to 5	6	7	8	9
	(in thousands)
Construction and development	$127,147	$—	$—	$254	$—	$127,401
Commercial real estate	527,764	14,567	8,821	16,245	520	567,917
Residential real estate	111,133	1,706	1	2,398	—	115,238
Commercial and industrial	115,647	6,207	3,304	5,958	—	131,116
Consumer	9,070	128	—	8	—	9,206
Balance at end of period	$890,761	$22,608	$12,126	$24,863	$520	$950,878
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
When payments are 90 days or more in arrears or when WashingtonFirst determines that it is no longer prudent to recognize current interest income on a loan, WashingtonFirst classifies the loan as non-accrual. Non-accrual loans decreased from $15.1 million as of December 31, 2013 to $9.2 million as of June 30, 2014. From time to time, a loan may be past due 90 days or more but is well secured and in the process of collection and thus warrants remaining on accrual status. As of June 30, 2014 and December 31, 2013, there were no loans past due more than 90 days that were still accruing.

Table M8: Loan Portfolio Aging and Non-Accrual Loans by Loan Class
	As of June 30, 2014
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	Total Past Due	Total Loans
	(in thousands)
Construction and development	$126,602	$545	$—	$254	$799	$127,401
Commercial real estate	554,019	7,622	220	6,056	13,898	567,917
Residential real estate	112,760	949	161	1,368	2,478	115,238
Commercial and industrial	125,637	3,231	711	1,537	5,479	131,116
Consumer	9,198	4	—	4	8	9,206
Balance at end of period	$928,216	$12,351	$1,092	$9,219	$22,662	$950,878

	As of December 31, 2013
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	Total Past Due	Total Loans
	(in thousands)
Construction and development	$95,271	$—	$—	$2,053	$2,053	$97,324
Commercial real estate	510,043	613	2,771	8,333	11,717	521,760
Residential real estate	93,338	97	101	1,892	2,090	95,428
Commercial and industrial	117,531	250	381	2,671	3,302	120,833
Consumer	2,532	100	5	138	243	2,775
Balance at end of period	$818,715	$1,060	$3,258	$15,087	$19,405	$838,120

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
The allowance for loan losses was $8.3 million as of June 30, 2014, or approximately 0.88 percent of loans outstanding, compared to $8.5 million or approximately 1.02 percent of loans outstanding as of December 31, 2013. and $5.9 million or approximately 0.76 percent of loans outstanding, as of June 30, 2013. WashingtonFirst has allocated $3.1 million as of June 30, 2014 for specific non-performing loans. For the three months ended June 30, 2014, WashingtonFirst recorded $0.8 million in provisions for loan losses, $0.4 million in charge-offs and $0.1 million in recoveries, compared to $1.0 million in provision for loans losses, $1.3 million in charge-off and $39,000 in recoveries for the three months ended June 30, 2013. For the six months ended June 30, 2014, WashingtonFirst recorded $1.3 million in provisions for loan losses, $1.7 million in charge-offs and $0.2 million in recoveries, compared to $2.1 million in provision for loans losses, $2.5 million in charge-off and $73,000 in recoveries for the six months ended June 30, 2013.
In connection with the acquisition of Alliance in December 2012, as well as the Millennium Transaction in February 2014, the respective allowances for loan losses that had been on the books of Alliance and Millennium were eliminated and each loan was individually measured and recorded at fair value at the time of acquisition. At acquisition, the loan portfolio acquired from Alliance had a book value of $277.6 million, and was recorded at a fair value of $268.3 million. The Millennium loan portfolio had a book value of $57.2 million at the date of the transaction and was recorded at a fair value of $51.6 million.
Of the Bank’s $950.9 million in gross loans outstanding as of June 30, 2014, approximately $192.0 million or 20.2 percent were recorded on the books at fair value in connection with the acquisition of Alliance and the Millennium Transaction and have an aggregate discount on the books of $7.8 million as of June 30, 2014. This discount is a net amount consisting of credit-related mark-downs of $10.1 million and yield-related mark-ups of $2.3 million.
The adjustment required to reconcile GAAP allowance for loan losses with WashingtonFirst’s non-GAAP adjusted allowance for loan losses and adjusted allowance for loan losses to total loans ratios is the addition of the credit purchase accounting marks on purchased loans in the portfolio. Loans that were acquired under the purchase accounting method are carried at book value with certain accounting marks set up on them at the time of purchase. These accounting marks can be pricing marks or credit marks. Pricing marks account for the difference in current interest rates and the interest rate on the loan being acquired, and may be either positive or negative. Credit marks may only be negative and are similar to an allowance for loans losses based on credit quality. Therefore, in determining the adjusted allowance for loan losses and related ratio, the credit mark component is added to the allowance for loan losses and to the total loans held for investment. Below is a reconciliation of the allowance for loan losses and related ratios to the non-GAAP adjusted allowance for loan losses and related ratios as of June 30, 2014 and December 31, 2013:

Table M9: Reconciliation of Non-GAAP Adjusted Allowance for Loan Losses to Non-GAAP Total Loans
	June 30, 2014	December 31, 2013
	(dollars in thousands)
GAAP allowance for loan losses	$8,332	$8,534
GAAP loans held for investment, at amortized cost	950,878	838,120

GAAP allowance for loan losses to total loans	0.88%	1.02%

GAAP allowance for loan losses	$8,332	$8,534
Plus: Credit purchase accounting marks	10,076	6,716
Non-GAAP adjusted allowance for loan losses	$18,408	$15,250

GAAP loans held for investment, at amortized cost	$950,878	$838,120
Plus: Credit purchase accounting marks	10,076	6,716
Non-GAAP loans held for investment, at amortized cost	$960,954	$844,836

Non-GAAP adjusted allowance for loan losses to total loans	1.92%	1.81%

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

Table M10: Analysis of the Allowance for Loan Losses
	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands)
Balance at beginning of period	$7,881	$6,176	$8,534	$6,260
Provision for loan losses	760	975	1,305	2,075
Charge-offs:
Construction and development	(100)	—	(100)	—
Commercial real estate	(210)	—	(791)	(265)
Residential real estate	(153)	(461)	(541)	(461)
Commercial and industrial	—	(790)	(70)	(1,743)
Consumer loans	42	(1)	(232)	(1)
Total charge-offs	(421)	(1,252)	(1,734)	(2,470)
Recoveries:
Construction and development	—	7	—	11
Commercial real estate	1	7	102	8
Residential real estate	108	10	119	20
Commercial and industrial	3	15	6	34
Consumer	—	—	—	—
Total recoveries	112	39	227	73
Net charge-offs	(309)	(1,213)	(1,507)	(2,397)
Balance at end of period	$8,332	$5,938	$8,332	$5,938

Allowance for loan losses to total loans	0.88%	0.76%	0.88%	0.76%
Non-GAAP adjusted allowance for loan losses to total loans	1.92%	1.77%	1.92%	1.77%
Allowance for loan losses to non-accrual loans	90.38%	54.46%	90.38%	54.46%
Allowance for loan losses to non-performing assets	69.68%	27.70%	69.68%	27.70%
Non-performing assets to total assets	0.86%	1.91%	0.86%	1.91%
Net charge-offs to average loans (1)	0.14%	0.63%	0.34%	0.63%
(1) Annualized

Table M11: Changes in Allowance for Loan Losses by Loan Class
	June 30, 2014
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$827	$4,063	$563	$2,411	$17	$7,881
Provision for/(release of) loan losses	274	553	81	(112)	(36)	760
Charge-offs	(100)	(210)	(153)	—	42	(421)
Recoveries	—	1	108	3	—	112
Ending Balance	$1,001	$4,407	$599	$2,302	$23	$8,332

For the Six Months Ended:
Beginning Balance	$681	$5,027	$920	$1,801	$105	$8,534
Provision for/(release of) loan losses	420	69	101	565	150	1,305
Charge-offs	(100)	(791)	(541)	(70)	(232)	(1,734)
Recoveries	—	102	119	6	—	227
Ending Balance	$1,001	$4,407	$599	$2,302	$23	$8,332

Table M12: Loan Held for Investment and Related Allowance for Loan Losses by Impairment Method and Loan Class
	As of June 30, 2014
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Ending Balance:
Evaluated collectively for impairment	$127,147	$543,837	$111,387	$122,067	$9,198	$913,636
Evaluated individually for impairment	254	24,080	3,851	9,049	8	37,242
	$127,401	$567,917	$115,238	$131,116	$9,206	$950,878

Allowance for Losses:
Evaluated collectively for impairment	$999	$3,072	$306	$844	$19	$5,240
Evaluated individually for impairment	2	1,335	293	1,458	4	3,092
	$1,001	$4,407	$599	$2,302	$23	$8,332
Non-performing Assets
Impaired Loans (Loans with a Specific Allowance Allocation). As of June 30, 2014, all loans with impairment allocations were on non-accrual status.
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
As of June 30, 2014, there was $9.2 million in loans on non-accrual status compared to $15.1 million as of December 31, 2013. The $9.2 million non-accrual loan balance consists primarily of loans secured by commercial real estate. The specific allowance for impaired loans as of June 30, 2014 was $3.1 million.
Total Non-performing Assets. As of June 30, 2014, WashingtonFirst had $12.0 million of non-performing assets compared to $22.3 million as of December 31, 2013, a decrease of $10.3 million. The ratio of non-performing assets to total assets decreased to 0.86 percent as of June 30, 2014 from 1.97 percent as of December 31, 2013, a 111 basis point decrease. The ratio of non-performing assets to total assets as of June 30, 2014 fell below WashingtonFirst’s historical trends primarily due to payoffs of loans that were on non-accrual status and reclassifications of loans out of TDR status.

Table M13: Non-Performing Assets
	June 30, 2014	December 31, 2013
	(dollars in thousands)
Non-accrual loans	$9,219	$15,087
90+ days past due still accruing	—	—
Troubled debt restructurings still accruing	1,850	5,715
Other real estate owned	889	1,463
Total non-performing assets	$11,958	$22,265

Non-performing assets to total assets	0.86%	1.97%
Other Real Estate Owned (OREO). As of June 30, 2014, WashingtonFirst had $0.9 million classified as OREO on the balance sheet, compared to $1.5 million as of December 31, 2013, and $2.1 million as of June 30, 2013. During the three months ended June 30, 2014, WashingtonFirst did not sell any OREO properties, and thus did not collect any cash proceeds or realize any net gains or losses during the second quarter of 2014. Comparatively, during the three months ended March 31, 2013, WashingtonFirst sold one OREO property collected cash proceeds of $0.6 million, and realized a gain of $0.1 million. During the six months ended June 30, 2014, WashingtonFirst sold four OREO properties collecting cash proceeds of $0.5 million, realizing net gains of $0.1 million, compared to the sale of five OREO properties collecting cash proceeds of $2.1 million, realizing net gains of $0.2 million for the six months ended June 30, 2013.
During the first half of 2014 WashingtonFirst did not acquire any properties that were classified as OREO through foreclosure. During the three and six months ended June 30, 2013, WashingtonFirst acquired two OREO properties with a fair value of $1.0 million.

Table M14: Changes in Other Real Estate Owned
	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands)
Balance at beginning of period	$1,016	$2,569	$1,463	$3,294
Properties acquired at foreclosure	—	—	—	1,010
Sales of foreclosed properties	—	(422)	(384)	(1,838)
Valuation adjustments	(127)	(79)	(190)	(398)
Balance at end of period	$889	$2,068	$889	$2,068
Investment Securities - Available-for-sale
WashingtonFirst actively manages its portfolio duration and composition in response to changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are pledged as collateral for certain borrowing transactions, public funds and repurchase agreements. The total fair value of the amount of the investment securities accounted for under available-for-sale accounting was $176.0 million as of June 30, 2014 compared to $145.4 million as of December 31, 2013. The increase is primarily attributable to additional purchases of investment securities in excess of amounts that matured during the course of the year in order to increase the proportion of investments on the balance sheet and to increase interest income.
The investment portfolio contains U.S. Treasury securities, callable and non-callable U.S. Government corporation and agency securities, U.S. Government collateralized mortgage obligations (“CMOs”), U.S. Government mortgage backed securities (“MBS”) and municipal securities. When prepayments on various CMOs and MBS instruments occur at a faster rate than anticipated, premium amortization increases which adversely impacts the portfolio yield. As of June 30, 2014, U.S. Government and agency securities represented $56.9 million or 32.3 percent of the portfolio, while CMOs and MBS were $100.4 million, or 57.0 percent of the portfolio, and municipal securities were $18.7 million, or 10.6 percent of the portfolio.
The yield on the taxable available-for-sale investment securities portfolio for the three and six months ended June 30, 2014 was 1.73 percent and 1.75 percent, respectively, compared to 1.42 percent and 1.57 percent for the three and six months ended June 30, 2013. The tax equivalent yield on the tax-exempt available-for-sale investment securities portfolio for the three and six months ended June 30, 2014 was 3.31 percent and 3.74 percent, respectively, compared to 3.23 percent and 3.26 percent for the three and six months ended June 30, 2013.

The amortized cost, fair value and yield of investments by remaining contractual maturity for available-for-sale investment securities as of June 30, 2014 are set forth below. Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

Table M15: Available-for-Sale Investment Securities Contractual Maturity
	As of June 30, 2014
	Amortized Cost	Fair Value	Weighted-Average Yield
	(in thousands)
Due within one year	$754	$770	3.05%
Due within one to five years	45,828	46,399	1.73%
Due within five to ten years	45,916	46,059	1.90%
Due after ten years	83,198	82,771	1.84%
Total available-for-sale investment securities	$175,696	$175,999	1.83%
Other Equity Securities
WashingtonFirst’s securities portfolio contains restricted stock investments that are required to be held as part of its banking operations. These include stock of the FHLB, Atlantic Central Bankers Bank (“ACBB”) and Community Bankers Bank (“CBB”).

Table M16: Composition of Other Equity Securities
	June 30, 2014	December 31, 2013
	(in thousands)
FHLB stock	$3,381	$3,174
ACBB	100	100
CBB	256	256
Total other equity securities	$3,737	$3,530
Deposits
WashingtonFirst seeks deposits within its market area by offering high-quality customer service, using technology to deliver deposit services effectively and paying competitive interest rates. A significant portion of its client base and deposits are directly related to home sales and refinancing activity, including those from title and escrow agency customers.
As of June 30, 2014, the deposit portfolio totaled $1.2 billion, comprising of $370.1 million of non-interest bearing deposits and $823.8 million of interest bearing deposits. As of December 31, 2013, the deposit portfolio totaled $948.9 million, which was composed of $231.3 million of non-interest bearing deposits and $717.6 million of interest bearing deposits. The $245.0 million increase in deposits during the six months ended June 30, 2014 is primarily the result of the Millennium Transaction during February 2014. For more information regarding the deposits acquired, see Note 3—Millennium Transaction.
The average balance of interest bearing deposits for the three and six months ended June 30, 2014 was $803.0 million and $778.9 million, respectively, compared to $672.0 million and $659.0 million for the three and six months ended June 30, 2013, respectively. This increase is also the result of the Millennium Transaction in February 2014, as well as organic growth of the deposit base. The average cost on these interest-bearing deposits for the three and six months ended June 30, 2014 was 0.69 percent and 0.67 percent, respectively, compared to 0.77 percent and 0.75 percent for the same period in 2013. During the period, some deposits reset at lower rates concurrent with market conditions and the mix of interest bearing balances changed, leading to a lower interest expense.
Average non-interest bearing demand deposits for the three and six months ended June 30, 2014 were $270.0 million and $250.2 million, respectively, compared to $210.1 million and $218.0 million, respectively, compared to the same periods in 2013, an increase resulting from the Millennium Transaction and organic growth.

Table M17: Certificates of Deposit Greater Than or Equal to $100,000 by Maturity
	June 30, 2014	December 31, 2013
	(in thousands)
Three months or less	$46,134	$31,521
Three through six months	32,258	62,096
Six through twelve months	58,469	37,344
Over twelve months	118,167	77,353
Total certificates of deposit greater than or equal to $100,000	$255,028	$208,314
Other Borrowings
Other borrowings consists of customer repurchase agreements which are standard commercial bank transactions that involve a WashingtonFirst customer instead of a wholesale bank or broker. This product is an accommodation to commercial customers and individuals that require safety for their funds beyond the FDIC deposit insurance limits. WashingtonFirst believes this product offers it a stable source of financing at a reasonable market rate of interest and is continuing the program. As of June 30, 2014, WashingtonFirst had $13.3 million of customer repurchase agreements, compared to $10.2 million as of December 31, 2013.
FHLB Advances
The FHLB is a significant source of funding for WashingtonFirst. WashingtonFirst augments its funding portfolio with FHLB advances for both liquidity and interest rate management. The book value as of June 30, 2014 and December 31, 2013 contains a $3.2 million and $3.5 million purchase price adjustment, respectively, associated with the advance acquired in the Alliance acquisition mentioned above and is being amortized over the life of the advance. Advances are secured by a lien on certain loans and securities of WashingtonFirst Bank that are pledged from time to time.

Table M18: Composition of FHLB Advances
	June 30, 2014	December 31, 2013
	(dollars in thousands)
As of period ended:
FHLB advances	$53,236	$43,478
Weighted average outstanding effective interest rate	1.87%	1.30%

Table M19: FHLB Advances Average Balances
	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(dollars in thousands)
Averages for the period:
FHLB advances	$46,056	$32,772	$46,094	$36,523
Average effective interest rate paid during the period	1.82%	1.97%	1.79%	2.12%
Maximum month-end balance outstanding	$53,236	$35,369	$53,236	$40,689
Long-term Borrowings

Table M20: Long-term Borrowings Detail
	June 30, 2014	December 31, 2013
	(in thousands)
Subordinated debt	$2,264	$2,247
Trust preferred capital notes	7,676	7,607
Long-term borrowings	$9,940	$9,854
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
On June 30, 2003, Alliance invested $0.3 million as common equity into a wholly-owned Delaware statutory business trust (the “Trust”). Simultaneously, the Trust privately issued $10.0 million face amount of thirty-year floating rate trust preferred capital securities (the “Trust Preferred Capital Notes”) in a pooled trust preferred capital securities offering. The Trust used the offering proceeds, plus the equity, to purchase $10.3 million principal amount of Alliances’ floating rate junior subordinated debentures due 2033 (the “Subordinated Debentures”). Both the Trust Preferred Capital Notes and the Subordinated Debentures are callable at any time, without penalty. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15 percent subject to quarterly interest rate adjustments. The interest rates as of June 30, 2014 and December 31, 2013 were 3.38 percent and 3.39 percent, respectively. The Trust Preferred Capital Notes are guaranteed by WashingtonFirst on a subordinated basis, and were recorded on WashingtonFirst’s books at the time of the Alliance acquisition at a discounted amount of $7.5 million, which was the fair value of the instruments at the time of the acquisition. The $2.5 million discount is being expensed monthly over the life of the obligation. Under the indenture governing the Trust Preferred Capital Notes, WashingtonFirst has the right to defer payments of interest for up to twenty consecutive quarterly periods.
Under the indenture governing the Trust Preferred Capital Notes, WashingtonFirst has the right to defer payments of interest for up to twenty consecutive quarterly periods. The interest deferred under the indenture compounds quarterly at the interest rate then in effect. WashingtonFirst is not currently deferring the interest payments.
All or a portion of the Trust Preferred Capital Notes may be included as Tier 1 Capital in the regulatory computation of capital adequacy. Under current regulatory guidelines, the Trust Preferred Capital Notes may constitute no more than 25 percent of total Tier 1 Capital. Any amount not eligible to be counted as Tier 1 Capital is considered to be Tier 2 Capital. As of June 30, 2014, the entire amount of Trust Preferred Capital Notes was considered Tier 1 Capital.
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
Pursuant to the 1991 Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), each federal banking agency revised its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. The Bank is subject to capital adequacy guidelines of the FDIC that are substantially similar to the Federal Reserve Board’s guidelines. Also pursuant to FDICIA, the FDIC has promulgated regulations setting the levels at which an insured institution such as the Bank would be considered “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Under the FDIC’s regulations, the Bank is classified “well-capitalized” for purposes of prompt corrective action.

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
Total shareholders’ equity was $113.4 million as of June 30, 2014 compared to the December 31, 2013 level of $107.6 million. The change in equity is primarily attributable to current earnings and cash dividends declared during 2014.

Table M21: Capital Categories, Capital Ratios and Minimum Capital Ratios Required by Bank Regulators
	June 30, 2014	December 31, 2013
	(in thousands)
Tier 1 Capital:
Common stock	$77	$76
Capital surplus	86,386	85,636
Preferred stock	17,796	17,796
Accumulated earnings	8,939	5,605
Less: disallowed assets	(6,980)	(3,943)
Add: Trust preferred	7,676	7,607
Total Tier 1 Capital	$113,894	$112,777

Tier 2 Capital:
Qualifying allowance for loan losses	$8,332	$8,534
Qualifying subordinated debt	2,500	2,500
Total Tier 2 Capital	$10,832	$11,034

Total risk-based capital	$124,726	$123,811
Risk weighted assets	1,011,224	881,235
Qualifying quarterly average assets	1,249,499	1,070,599

Table M22: Capital Ratios and Regulatory Requirements Summary
	June 30, 2014	December 31, 2013	To Be Well Capitalized Under Prompt Corrective Action Provisions	For Minimum Capital Adequacy Requirements
Capital Ratios:
Total risk-based capital ratio	12.33%	14.05%	10.00%	8.00%
Tier 1 risk-based capital ratio	11.26%	12.80%	6.00%	4.00%
Tier 1 leverage ratio	9.12%	10.53%	5.00%	4.00%
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
As of June 30, 2014, WashingtonFirst had $221.6 million in cash and cash equivalents to support the business activities and deposit flows of its clients. WashingtonFirst maintains credit lines at the FHLB and other correspondent banks. As of June 30, 2014,

WashingtonFirst had a total credit line of $258.3 million with the FHLB with an unused portion of $205.1 million. Borrowings with the FHLB have certain collateral requirements and are subject to disbursement approval by the FHLB. As of June 30, 2014, WashingtonFirst also had $49.0 million in unsecured borrowing capacity from correspondent banks. As of June 30, 2014, WashingtonFirst did not have any outstanding borrowings from its correspondent banks. All borrowings from correspondent banks are subject to disbursement approval. In addition to the borrowing capacity described above, WashingtonFirst may sell investment securities, loans and other assets to generate additional liquidity. Management believes that it has sufficient liquidity to protect depositors, provide for business growth and comply with regulatory requirements.
Concentrations
Substantially all of WashingtonFirst’s loans, commitments and standby letters of credit have been granted to customers located in the greater Washington, D.C. metropolitan area. WashingtonFirst’s overall business includes a significant focus on real estate activities, including real estate lending, title companies and real estate settlement businesses. As of June 30, 2014, commercial real estate loans were 59.7 percent of the total loan portfolio, construction and development loans were 13.4 percent of the total loan portfolio and residential real estate loans were 12.1 percent of the total loan portfolio. In addition, a substantial portion of our non-interest bearing deposits is generated by our title and escrow company clients. See “Item 1A. Risk Factors – Risks Associated With WashingtonFirst’s Business – WashingtonFirst’s profitability depends significantly on local economic conditions” in WashingtonFirst’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 19, 2014.
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
Item 4. Controls and Procedures

(a)
Management's Evaluation of Disclosure Controls and Procedures. WashingtonFirst Bank maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Securities Exchange Act of 1934 (the “Exchange Act”), including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to WashingtonFirst’s management on a timely basis to allow decisions regarding required disclosure. Management, including WashingtonFirst’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of WashingtonFirst’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2014.

WashingtonFirst carried out the evaluation of the effectiveness of its disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that WashingtonFirst’s disclosure controls and procedures were effective as of June 30, 2014.

(b)
Changes in Internal Control Over Financial Reporting. There were no changes in WashingtonFirst’s internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, WashingtonFirst’s internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
(a)    None.
(b)    None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)    None.
(b)    None.

Item 6. Exhibits
(a)     The following financial statements, financial statement schedules and exhibits are filed as a part of this report:

1.	Financial Statements. WashingtonFirst’s consolidated financial statements are included in Item 1 of this report.

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

4.2
WashingtonFirst Bankshares, Inc. Certificate of Designations of Senior Non-Cumulative Perpetual Preferred Stock, Series D (included as part of Exhibit 3.5 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on August 13, 2012 (File No. 333-183255)).

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

10.1
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

10.13
WashingtonFirst Bank Supplemental Executive Retirement Agreement effective April 1, 2014 between WashingtonFirst Bank and Shaza L. Andersen (included as Exhibit 10.13 to Form 8-K filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on April 29, 2014 (File No. 001-35768)).

*	Filed with this Quarterly Report on Form 10-Q.

**	Furnished with this Quarterly Report on Form 10-Q.

†	The schedules to this agreement have been omitted for this filing pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish copies of such schedules to the SEC upon request.

Exhibit	Description

10.14
WashingtonFirst Bank Supplemental Executive Retirement Agreement effective April 1, 2014 between WashingtonFirst Bank and George W. Connors, IV (included as Exhibit 10.14 to Form 8-K filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on April 29, 2014 (File No. 001-35768)).

10.15
WashingtonFirst Bank Supplemental Executive Retirement Agreement effective April 1, 2014 between WashingtonFirst Bank and Matthew R. Johnson(included as Exhibit 10.15 to Form 8-K filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on April 29, 2014 (File No. 001-35768)).

10.16
WashingtonFirst Bank Supplemental Executive Retirement Agreement effective April 1, 2014 between WashingtonFirst Bank and Richard D. Horn (included as Exhibit 10.16 to Form 8-K filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on April 29, 2014 (File No. 001-35768)).

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

101**
Interactive data files pursuant to Rule 405 of Regulation S-T: WashingtonFirst Bankshares, Inc.’s (i) Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013; (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013; (iii) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013; (iv) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2014 and 2013; (v) Consolidated Statement of Shareholders’ Equity for the three and six months ended June 30, 2014 and 2013; and (vi) the notes to the foregoing Consolidated Financial Statements.

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

WASHINGTONFIRST BANKSHARES, INC.
(Registrant)

August 12, 2014	/s/ Shaza Andersen
Date	Shaza L. Andersen
Chief Executive Officer
(Principal Executive Officer)

August 12, 2014	/s/ Matthew Johnson
Date	Matthew R. Johnson
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)