Form 10-K/A
period 2013-12-31
WashingtonFirst Bankshares, Inc.
filed 2014-10-23
CIK 1476264

As filed with the Securities and Exchange Commission on October 23, 2014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No.1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (the "Annual Report") is being filed solely to attach signatures of a majority of the registrant’s directors as required by General Instruction D of Form 10-K. Director approval was received at a regularly scheduled meeting of the board of directors on March 19, 2014 but the Annual Report as filed inadvertently failed to include the directors’ signature pages. Therefore, the required signatures are set forth on the pages immediately following this Explanatory Note.

As required by the rules of the SEC, this Amendment No. 1 includes in Part IV new certifications of our Chief Executive Officer and Chief Financial Officer (Exhibits 31.1, 31.2, and 32.1).

Except as set forth above, no changes have been made to the Annual Report, and this Amendment No. 1 does not amend, modify or update the disclosures in the Annual Report in any way.

DIRECTORS SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 19, 2014	/s/ Charles E. Andrews
Date	Charles E. Andrews
Director

March 19, 2014	/s/ George W. Connors IV
Date	George W. Connors IV
Director, President & Chief Lending Officer

March 19, 2014	/s/ Josephine S. Cooper
Date	Josephine S. Cooper
Director

March 19, 2014	/s/ John H. Dalton
Date	John H. Dalton
Director

March 19, 2014	/s/ Donald W. Fisher
Date	Donald W. Fisher
Director

March 19, 2014	/s/ Richard D. Horn
Date	Richard D. Horn
Director and General Counsel

March 19, 2014	/s/ John J. Mahoney
Date	John J. Mahoney
Director

March 19, 2014	/s/ Juan A. Mencia
Date	Juan A. Mencia
Director

March 19, 2014	/s/ Larry D. Meyers
Date	Larry D. Meyers
Director

March 19, 2014	/s/ Mark C. Michael
Date	Mark C. Michael
Director

March 19, 2014	/s/ Madhu K. Mohan, MD
Date	Madhu K. Mohan, MD
Director

March 19, 2014	/s/ Ken Morrissette
Date	Ken Morrissette
Director

March 19, 2014	/s/ James P. Muldoon
Date	James P. Muldoon
Director

March 19, 2014	/s/ William C. Oldaker
Date	William C. Oldaker
Director

March 19, 2014	/s/ Randall S. Peyton, MD
Date	Randall S. Peyton, MD
Director

March 19, 2014	/s/ Joe R. Reeder
Date	Joe R. Reeder
Director

March 19, 2014	/s/ William G. Reilly
Date	William G. Reilly
Director

March 19, 2014	/s/ Gail R. Steckler
Date	Gail R. Steckler
Director

March 19, 2014	/s/ Johnnie E. Wilson
Date	Johnnie E. Wilson
Director

March 19, 2014	/s/ Shaza L. Anderson
Date	Shaza L. Andersen
Director and Chief Executive Officer
(Principal Executive Officer)

March 19, 2014	/s/ Matthew R. Johnson
Date	Matthew R. Johnson
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

*	Filed with this Annual Report on Form 10-K.

**	Furnished with this Annual Report on Form 10-K.

***	Filed with this Amendment No. 1 on Form 10-K/A.

†	The schedules to this agreement have been omitted for this filing pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish copies of such schedules to the SEC upon request.

Exhibit	Description

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

*	Filed with this Annual Report on Form 10-K.

**	Furnished with this Annual Report on Form 10-K.

***	Filed with this Amendment No. 1 on Form 10-K/A.

†	The schedules to this agreement have been omitted for this filing pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish copies of such schedules to the SEC upon request.

Exhibit	Description

31.1***	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2***	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

*	Filed with this Annual Report on Form 10-K.

**	Furnished with this Annual Report on Form 10-K.

***	Filed with this Amendment No. 1 on Form 10-K/A.

†	The schedules to this agreement have been omitted for this filing pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish copies of such schedules to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASHINGTONFIRST BANKSHARES, INC.
(Registrant)

October 23, 2014	/s/ Shaza Andersen
Date	Shaza L. Andersen
Chief Executive Officer
(Principal Executive Officer)

October 23, 2014	/s/ Matthew Johnson
Date	Matthew R. Johnson
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 23, 2014	/s/ Charles E. Andrews
Date	Charles E. Andrews
Director

October 23, 2014	/s/ George W. Connors IV
Date	George W. Connors IV
Director, President & Chief Lending Officer

October 23, 2014	/s/ Josephine S. Cooper
Date	Josephine S. Cooper
Director

October 23, 2014	/s/ John H. Dalton
Date	John H. Dalton
Director

October 23, 2014	/s/ Donald W. Fisher
Date	Donald W. Fisher
Director

October 23, 2014	/s/ Richard D. Horn
Date	Richard D. Horn
Director and General Counsel

October 23, 2014	/s/ John J. Mahoney
Date	John J. Mahoney
Director

October 23, 2014	/s/ Juan A. Mencia
Date	Juan A. Mencia
Director

October 23, 2014	/s/ Larry D. Meyers
Date	Larry D. Meyers
Director

October 23, 2014	/s/ Mark C. Michael
Date	Mark C. Michael
Director

October 23, 2014	/s/ Madhu K. Mohan, MD
Date	Madhu K. Mohan, MD
Director

October 23, 2014	/s/ Ken Morrissette
Date	Ken Morrissette
Director

October 23, 2014	/s/ James P. Muldoon
Date	James P. Muldoon
Director

October 23, 2014	/s/ William C. Oldaker
Date	William C. Oldaker
Director

October 23, 2014	/s/ Randall S. Peyton, MD
Date	Randall S. Peyton, MD
Director

October 23, 2014	/s/ Joe R. Reeder
Date	Joe R. Reeder
Director

October 23, 2014	/s/ William G. Reilly
Date	William G. Reilly
Director

October 23, 2014	/s/ Gail R. Steckler
Date	Gail R. Steckler
Director

October 23, 2014	/s/ Johnnie E. Wilson
Date	Johnnie E. Wilson
Director

October 23, 2014	/s/ Shaza L. Anderson
Date	Shaza L. Andersen
Director and Chief Executive Officer
(Principal Executive Officer)

October 23, 2014	/s/ Matthew R. Johnson
Date	Matthew R. Johnson
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)