Form 10-Q
period 2014-09-30
WashingtonFirst Bankshares, Inc.
filed 2014-11-12
CIK 1476264

As filed with the Securities and Exchange Commission on November 12, 2014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
Yes  ☐    No ☒

As of November 10, 2014, the registrant had outstanding 6,971,365 shares of voting common stock and 1,151,176 shares of non-voting common stock.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
WashingtonFirst Bankshares, Inc.
Consolidated Balance Sheets
(unaudited)

	September 30, 2014	December 31, 2013
	(in thousands)
Assets:
Cash and cash equivalents:
Cash and due from bank balances	$3,285	$3,569
Federal funds sold	78,722	99,364
Interest bearing balances	18,755	6,231
Cash and cash equivalents	100,762	109,164
Investment securities, available-for-sale, at fair value	170,960	145,367
Other equity securities	4,336	3,530
Loans held for sale, at lower of cost or fair value	1,957	—
Loans held for investment:
Loans held for investment, at amortized cost	1,022,937	838,120
Allowance for loan losses	(8,974)	(8,534)
Total loans held for investment, net of allowance	1,013,963	829,586
Premises and equipment, net	6,008	5,395
Intangibles	6,937	3,943
Deferred tax asset, net	9,129	10,548
Accrued interest receivable	3,651	3,466
Other real estate owned	1,161	1,463
Bank-owned life insurance	13,049	10,283
Other assets	3,623	4,814
Total Assets	$1,335,536	$1,127,559
Liabilities and Shareholders' Equity:
Liabilities:
Non-interest bearing deposits	$322,186	$231,270
Interest bearing deposits	804,176	717,633
Total deposits	1,126,362	948,903
Other borrowings	14,397	10,157
FHLB advances	66,411	43,478
Long-term borrowings	9,984	9,854
Accrued interest payable	524	524
Other liabilities	6,733	7,039
Total Liabilities	1,224,411	1,019,955
Shareholders' Equity:
Preferred stock:
Series D, $5.00 par value, 13,347 and 17,796 shares issued and outstanding, respectively, 1% dividend	67	89
Additional paid-in capital - preferred	13,280	17,707
Common stock:
Common Stock Voting, $0.01 par value, 50,000,000 shares authorized, 6,971,365 and 6,552,136 shares issued and outstanding, respectively	70	66
Common Stock Non-Voting, $0.01 par value, 10,000,000 shares authorized, 1,151,176 and 1,096,359 shares issued and outstanding, respectively	12	10
Additional paid-in capital - common	92,238	85,636
Accumulated earnings	5,663	5,605
Accumulated other comprehensive loss related to available-for-sale securities	(205)	(1,509)
Total Shareholders' Equity	111,125	107,604
Total Liabilities and Shareholders' Equity	$1,335,536	$1,127,559
.
See accompanying notes to consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$13,464	$10,948	$37,658	$32,891
Interest and dividends on investments:
Taxable	727	501	2,122	1,407
Tax-exempt	26	39	112	115
Dividends on other equity securities	36	17	106	71
Interest on Federal funds sold and other short-term investments	89	89	249	250
Total interest and dividend income	14,342	11,594	40,247	34,734
Interest expense:
Interest on deposits	1,412	1,165	4,015	3,611
Interest on borrowings	466	326	1,242	1,044
Total interest expense	1,878	1,491	5,257	4,655
Net interest income	12,464	10,103	34,990	30,079
Provision for loan losses	900	1,800	2,205	3,875
Net interest income after provision for loan losses	11,564	8,303	32,785	26,204
Non-interest income:
Service charges on deposit accounts	120	141	352	391
Earnings on bank-owned life insurance	98	87	266	186
Gain on sale of other real estate owned, net	—	19	69	246
Gain on sale of loans, net	168	821	241	821
Gain/(loss) on sale of available-for-sale investment securities, net	22	—	166	(20)
Other operating income	143	187	425	423
Total non-interest income	551	1,255	1,519	2,047
Non-interest expense:
Compensation and employee benefits	4,793	3,432	13,390	10,087
Premises and equipment	1,417	1,381	4,342	4,150
Data processing	774	775	2,174	2,438
Professional fees	355	415	1,090	1,078
Other operating expenses	1,112	836	3,481	2,999
Total non-interest expense	8,451	6,839	24,477	20,752
Income before provision for income taxes	3,664	2,719	9,827	7,499
Provision for income taxes	833	579	2,958	2,356
Net income	2,831	2,140	6,869	5,143
Preferred stock dividends and accretion	(39)	(44)	(128)	(133)
Net income available to common shareholders	$2,792	$2,096	$6,741	$5,010

Earnings per common share:
Basic earnings per common share (1)	$0.34	$0.27	$0.83	$0.63
Fully diluted earnings per common share (1)	$0.33	$0.26	$0.81	$0.62
(1) Retroactively adjusted to reflect the effect of all stock dividends.
See accompanying notes to consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in thousands)
Net income	$2,831	$2,140	$6,869	$5,143
Other comprehensive income, net of tax:
Net unrealized holding (losses)/gains, net of tax	(415)	(290)	1,197	(1,923)
Reclassification adjustment for realized losses/(gains)	14	—	107	(13)
Net change from available-for-sale securities (1)	(401)	(290)	1,304	(1,936)
Comprehensive income	$2,430	$1,850	$8,173	$3,207

(1) Unrealized gains/(losses) on available for sale securities is shown net of income tax benefit of $0.2 million and income tax expense of $0.7 million for the three and nine months ended September 30, 2014, compared to income tax benefits of $0.2 million and $1.0 million for the three and nine months ended September 30, 2013, respectively.

 See accompanying notes to consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(unaudited)

	For the Nine Months Ended
	September 30, 2014		September 30, 2013
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Preferred stock:
Balance, beginning of period	17,796	$89	17,796	$89
Redemption of preferred stock	(4,449)	(22)	—	—
Balance, end of period	13,347	$67	17,796	$89
Additional paid-in capital - preferred:
Balance, beginning of period		$17,707		$17,707
Redemption of preferred stock		(4,427)		—
Balance, end of period		$13,280		$17,707
Common stock:
Balance, beginning of period	7,648,495	$76	7,143,781	$71
Exercise of stock options	76,873	1	—	—
Exercise of warrants	—	—	125,674	2
Issuance of common stock under restricted stock agreements	10,932	—	—	—
Common stock dividends	386,241	5	363,339	3
Balance, end of period	8,122,541	$82	7,632,794	$76
Additional paid-in capital - common:
Balance, beginning of period		$85,636		$80,460
Exercise of stock options		709		—
Exercise of warrants		—		1,434
Common stock dividends		5,727		3,469
Stock compensation expense		166		150
Balance, end of period		$92,238		$85,513
Accumulated earnings:
Balance, beginning of period		$5,605		$3,226
Net income		6,869		5,143
Preferred stock dividends		(128)		(133)
Common stock dividends		(5,732)		(3,473)
Cash dividends declared		(946)		—
Common stock cash-in-lieu dividends		(5)		(3)
Balance, end of period		$5,663		$4,760
Accumulated other comprehensive loss:
Balance, beginning of period		$(1,509)		$(33)
Change in unrealized loss on available-for-sale securities, net of tax and reclassification adjustments		1,304		(1,936)
Balance, end of period		$(205)		$(1,969)
Total shareholders' equity		$111,125		$106,176
See accompanying notes to consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 30, 2014	September 30, 2013
	(in thousands)
Cash flows from operating activities:
Net income	$6,869	$5,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,426	129
Amortization of purchase accounting marks	(3,229)	(2,132)
(Gain)/loss on sale of available-for-sale investment securities	(166)	20
Gain on sale of other real estate owned	(69)	(246)
Provision for loan losses	2,205	3,875
Write-down of other real estate owned	258	425
Deferred income taxes	707	—
Earnings on bank-owned life insurance	(266)	(186)
Net amortization on available-for-sale investment securities	788	1,111
Stock based compensation	166	150
Originations of loans held for sale	(18,424)	—
Proceeds from sales of loans held for sale	16,467	—
Net change in:
Accrued interest receivable	(185)	217
Other assets	1,608	3,896
Accrued interest payable	—	(1,492)
Other liabilities	(363)	(1,050)
Net cash provided by operating activities	7,792	9,860
Cash flows from investing activities:
Net cash received in Millennium Transaction	59,047	—
Purchase of available-for-sale investment securities	(44,656)	(31,491)
Proceeds from repayment of available-for-sale investment securities	19,655	40,375
Proceeds from sale/call of available-for-sale investment securities	20,050	2,540
Net increase in loans held for investment	(133,223)	(63,727)
Purchase of bank-owned life insurance	(2,500)	(5,000)
Net (increase)/decrease in FHLB stock	(123)	698
Proceeds from sale of real estate owned	473	2,065
Purchases of premises and equipment, net	(1,544)	(895)
Net cash used in investing activities	(82,821)	(55,435)
Cash flows from financing activities:
Net increase/(decrease) in deposits	56,077	(13,417)
Net increase/(decrease) in FHLB advances	11,114	(10,350)
Net increase/(decrease) in other borrowings	4,240	(1,895)
Proceeds from issuance of common stock, net	—	1,435
Proceeds from exercise of stock options	710	—
Redemption of preferred stock	(4,449)	—
Cash dividends paid	(932)	—
Dividends paid - cash portion for fractional shares on 5% dividend	(5)	(3)
Preferred stock dividends paid	(128)	(133)
Net cash provided by/(used in) financing activities	66,627	(24,363)
Net decrease in cash and cash equivalents	(8,402)	(69,938)
Cash and cash equivalents at beginning of period	109,164	224,207
Cash and cash equivalents at end of period	$100,762	$154,269
See accompanying notes to consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

In this report, WashingtonFirst Bankshares Inc. is sometimes referred to as “WashingtonFirst,” the “Company,” “we,” “our” or “us” and these references include WashingtonFirst’s wholly owned subsidiary, WashingtonFirst Bank, unless the context requires otherwise. In this report, WashingtonFirst Bank is sometimes referred to as the “Bank”.
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

(b)	Cash and Cash Equivalents and Statements of Cash Flows
For purposes of the statements of cash flows, cash and cash equivalents consists of cash and due from banks, interest bearing balances and federal funds sold. The Bank maintains deposits with other commercial banks in amounts that may exceed federal deposit insurance coverage. Management regularly evaluates the credit risk associated with these transactions and believes that the Bank is not exposed to any significant credit risks on cash and cash equivalents. The Bank is required to maintain certain average reserve balances with the Federal Reserve Bank of Richmond. Those balances include usable vault cash and amounts on deposit with the Federal Reserve Bank of Richmond. The Bank had no compensating balance requirements or required cash reserves with correspondent banks as of September 30, 2014. The Bank maintains interest bearing balances at other banks to help ensure sufficient liquidity and provide additional return compared to overnight Federal Funds.

Table 2: Certain Cash and Non-Cash Transactions
	For the Nine Months Ended
	September 30, 2014	September 30, 2013
	(in thousands)
Cash paid during the period for:
Interest paid on interest-bearing deposits	$4,018	$3,521
Income taxes paid	400	1,500
Non-cash activity:
Loans converted into other real estate owned	360	1,190
Non-cash activity resulting from the Millennium Transaction:
Fair value of assets acquired:
Investment securities	19,240	—
Other equity securities	683	—
Loans, net of unearned income	51,332	—
Core deposit intangibles	470	—
Other assets	440	—
Fair value of liabilities assumed:
Deposits	121,592	—
FHLB advances	12,209	—
Other liabilities	50	—

(c)	Use of Estimates
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
Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. All securities were classified as available-for-sale as of September 30, 2014 and December 31, 2013.
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
The Company and the Bank are subject to U.S. federal income tax, the District of Columbia income tax, the State of Maryland income tax and the State of Virginia franchise tax, in lieu of income tax. The Company is no longer subject to examination by Federal or State taxing authorities for the years before 2010. As of September 30, 2014 and December 31, 2013 the Company did not have any unrecognized tax benefits. The Company does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other non-interest expense. As of September 30, 2014 and December 31, 2013, the Company does not have any amounts accrued for interest and/or penalties.
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

(r) Goodwill
Goodwill represents the excess of purchase price over fair value of net assets and liabilities acquired. Under ASC 350-10, goodwill is not amortized over an estimated life, but rather it is evaluated at least annually for impairment by comparing its fair value with its recorded amount and is written down when appropriate. Projected net operating cash flows are compared to the carrying amount of the goodwill recorded and if the estimated net operating cash flows are less than the carrying amount, a loss is recognized to reduce the carrying amount to fair value. In the first quarter 2014, the Company recorded $2.6 million of additional goodwill related to the Millennium Transaction. For more information regarding this addition, see Note 3—Millennium Transaction. There was no impairment of goodwill during the nine months ended September 30, 2014 and September 30, 2013. For more information regarding goodwill, see Note 9—Intangible Assets.
(s) Recent Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (ASU) No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. The impact of adoption of this ASU by the Company is not expected to be material.
FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update change the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The amendments in this Update require an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position. This Update also requires additional disclosures about discontinued operations including pretax profit or loss, and any ongoing involvement with the discontinued operation. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. The impact of adoption of this ASU by the Company is not expected to be material.
FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this Update creates a new topic in the FASB Accounting Standards Codification® (ASC or Codification), Topic 606. In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASC 606 establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, ASU 2014-09 adds a new Subtopic to the Codification, ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers, to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The new guidance does not apply to certain contracts within the scope of other ASC Topics, such as lease contracts, insurance contracts, financing arrangements, financial instruments, guarantees other than product or service warranties, and nonmonetary exchanges between entities in the same line of business to facilitate sales to customers. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. The impact of adoption of this ASU by the Company is not expected to be material.
FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists. This update requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward. However, to the extent that a net operating loss carryforward or tax credit carryforward at the reporting date is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, the unrecognized tax benefit is to be presented in the statement of financial position as a liability. No new recurring disclosures are required. The amendments are effective for public business entities for annual periods beginning after December 15, 2013, and interim periods within those periods. The amendments are to be applied on a prospective basis to all unrecognized tax benefits that exist at the effective date, although retrospective application is permitted. The impact of prospective adoption of this ASU by the Company in the first quarter of 2014 was not material.

FASB issued ASU 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. This update requires creditors to reclassify loans that are within the scope of the ASU to “other receivables” upon foreclosure, rather than reclassifying them to other real estate owned. The separate other receivable recorded upon foreclosure is to be measured based on the amount of the loan balance (principal and interest) the creditor expects to recover from the guarantor. The new guidance is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The impact of adoption of this ASU by the Company is not expected to be material.
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
The Millennium Transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the merger date. The excess of fair value of net liabilities assumed exceeded cash received in the transaction resulting in goodwill of $2.6 million being recorded. The Company also recorded $0.5 million in core deposit intangibles which will be amortized over five to eight years, depending on the underlying instrument.
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

4. CASH AND CASH EQUIVALENTS
Regulation D of the Federal Reserve Act requires that banks maintain non-interest reserve balance with the Federal Reserve Bank based principally on the type and amount of their deposits. During the first nine months of 2014 and 2013, the Bank maintained balances at the Federal Reserve Bank of Richmond (in addition to vault cash) to meet the reserve requirements as well as balances to partially compensate for services provided by the Federal Reserve Bank of Richmond. The Bank has an interest bearing account with the FHLB and maintains eight non-interest bearing accounts with domestic correspondents to off-set the cost of services they provide to the Bank for maintaining an account with them.
In addition, the Bank has short term investments in the form of certificates of deposits with banks insured by the Federal Deposit Insurance Corporation (“FDIC”), classified as interest bearing balances, as of September 30, 2014 and December 31, 2013. All balances are fully insured up to the applicable limits by the FDIC.
5. INVESTMENT SECURITIES

Table 5.1: Available-For-Sale Investment Securities Summary
	As of September 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasuries	$2,998	$6	$—	$3,004
U.S. Government agencies	52,773	107	(264)	52,616
Mortgage-backed securities	52,729	257	(292)	52,694
Collateralized mortgage obligations	47,366	154	(888)	46,632
Taxable state and municipal securities	12,156	611	(5)	12,762
Tax-exempt state and municipal securities	3,237	34	(19)	3,252
Total available-for-sale investment securities	$171,259	$1,169	$(1,468)	$170,960

	As of December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasuries	$2,998	$—	$(2)	$2,996
U.S. Government agencies	38,548	81	(590)	38,039
Mortgage-backed securities	44,240	158	(544)	43,854
Collateralized mortgage obligations	44,262	76	(1,621)	42,717
Taxable state and municipal securities	11,711	541	(82)	12,170
Tax-exempt state and municipal securities	5,935	—	(344)	5,591
Total available-for-sale investment securities	$147,694	$856	$(3,183)	$145,367

The estimated fair value of securities pledged to secure public funds, securities sold under agreements to repurchase and for other purposes amounted to $69.1 million and $80.1 million as of September 30, 2014 and December 31, 2013, respectively.
WashingtonFirst did not recognize in earnings any other-than-temporary impairment losses on available-for-sale investment securities during the three and nine months ended September 30, 2014 or 2013. During the three months ended September 30, 2014, WashingtonFirst received proceeds of $6.5 million from the call or sale of securities from its available-for-sale investment portfolio resulting in gains of $33,000, compared to no call or sale of securities in the same period in 2013. During the nine months ended September 30, 2014, WashingtonFirst received proceeds of $20.2 million from the call or sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $0.2 million and gross realized losses of $48,000, compared to proceeds of $1.8 million from the call or sale of securities resulting in gross realized gains of $4,000 and gross realized losses of $24,000 for the same periods in 2013.

Table 5.2: Gross Unrealized Loss and Fair Value of Available-for-Sale Securities
	As of September 30, 2014
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
U.S. Government agencies	$28,773	$(113)	$8,859	$(151)
Mortgage-backed securities	27,595	(106)	4,655	(186)
Collateralized mortgage obligations	15,525	(118)	19,741	(770)
Taxable state and municipal securities	1,054	(4)	515	(1)
Tax-exempt state and municipal securities	964	(11)	534	(8)
Total	$73,911	$(352)	$34,304	$(1,116)

	As of December 31, 2013
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
U.S. Treasuries	$2,996	$(2)	$—	$—
U.S. Government agencies	28,335	(590)	—	—
Mortgage-backed securities	25,735	(306)	3,056	(238)
Collateralized mortgage obligations	32,648	(1,483)	3,139	(138)
Taxable state and municipal securities	2,387	(82)	—	—
Tax-exempt state and municipal securities	5,591	(344)	—	—
Total	$97,692	$(2,807)	$6,195	$(376)

As of September 30, 2014 and December 31, 2013, twenty-six and five, respectively, of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $1.1 million and $0.4 million, respectively.
The temporary unrealized losses presented above are principally due to a general increase in market rates and a widening of credit spreads from the dates of acquisition to September 30, 2014 and December 31, 2013, as applicable. The resulting increases in fair values reflect a decrease in the perceived risk by the financial markets related to those securities. As of September 30, 2014, all U.S. Treasuries and U.S. Government Agencies are rated AA+ or higher, and any fluctuations in their fair value are caused by changes in interest rates and are not considered credit related as the contractual cash flows of these investments are either explicitly or implicitly backed by the full faith and credit of the U.S. Government. Unrealized losses that are related to the prevailing interest rate environment will decline over time and recover as these securities approach maturity. As of September 30, 2014, the fair market value of U.S. Treasuries and U.S. Government Agencies were $3.0 million and $52.6 million, respectively. The mortgage-backed securities portfolio at September 30, 2014, is composed of GNMA, FNMA or FHLMC mortgage-backed securities reported at fair value of $52.7 million and GNMA collateralized mortgage obligations reported at fair value of $46.6 million. Any associated unrealized losses are caused by changes in interest rates and are not considered credit related as the contractual cash flows of these investments are either explicitly or implicitly backed by the full faith and credit of the U.S. Government. Unrealized losses that are related to the prevailing interest rate environment will decline over time and recover as these securities approach maturity. As of September 30, 2014, the fair value of the taxable state and municipal securities portfolio totaled $12.8 million, while the tax-exempt state and municipal securities portfolio totaled $3.3 million. The municipal bond portfolio has no concentration in any state greater than 20 percent and carries bond ratings of A or higher.
The amortized cost and fair value of investments by remaining contractual maturity for available-for-sale investment securities as of September 30, 2014 are set forth below. Mortgage-backed securities and collateralized mortgage obligations are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

Table 5.3: Amortized Cost and Fair Value by Contractual Maturity of Available-For-Sale Securities
	As of September 30, 2014
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$1,220	$1,247
Due after one year through five years	47,260	47,570
Due after five years through ten years	41,176	41,157
Due after ten years	81,603	80,986
Total	$171,259	$170,960

6. LOANS

Table 6.1: Composition of Loans Held for Investment by Loan Class
	September 30, 2014	December 31, 2013
	(in thousands)
Construction and development	$150,408	$97,324
Commercial real estate	604,589	521,760
Residential real estate	121,734	95,428
Real estate loans	876,731	714,512
Commercial and industrial	137,120	120,833
Consumer	9,086	2,775
Total loans	1,022,937	838,120
Less: allowance for loan losses	8,974	8,534
Net loans	$1,013,963	$829,586
As of September 30, 2014, $460.0 million of loans were pledged as collateral for FHLB advances.

Table 6.2: Loans Held for Investment Aging Analysis by Loan Class
	As of September 30, 2014
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non- Accrual	Total Past Due	Total Loans
	(in thousands)
Construction and development	$150,159	$—	$—	$—	$249	$249	$150,408
Commercial real estate	596,135	3,573	—	—	4,881	8,454	604,589
Residential real estate	119,276	453	597	—	1,408	2,458	121,734
Commercial and industrial	132,024	2,405	671	—	2,020	5,096	137,120
Consumer	8,929	—	—	157	—	157	9,086
Balance at end of period	$1,006,523	$6,431	$1,268	$157	$8,558	$16,414	$1,022,937

	As of December 31, 2013
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non- Accrual	Total Past Due	Total Loans
	(in thousands)
Construction and development	$95,271	$—	$—	$—	$2,053	$2,053	$97,324
Commercial real estate	510,043	613	2,771	—	8,333	11,717	521,760
Residential real estate	93,338	97	101	—	1,892	2,090	95,428
Commercial and industrial	117,531	250	381	—	2,671	3,302	120,833
Consumer	2,532	100	5	—	138	243	2,775
Balance at end of period	$818,715	$1,060	$3,258	$—	$15,087	$19,405	$838,120

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

•
Special mention loans (risk rating 7) have a specifically defined weakness in the borrower’s operations and/or the borrower’s ability to generate positive cash flow on a sustained basis. For example, the borrower’s recent payment history may be characterized by late payments. WashingtonFirst’s risk exposure to special mention loans is partially mitigated by collateral supporting the loan, however, loans in this category have collateral that is considered to be degraded.

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

Table 6.3: Risk Categories of Loans Held for Investment by Loan Class
	As of September 30, 2014
Internal risk rating grades	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Risk rating number	1 to 5	6	7	8	9
	(in thousands)
Construction and development	$150,159	$—	$—	$249	$—	$150,408
Commercial real estate	569,288	11,656	11,418	12,227	—	604,589
Residential real estate	117,278	2,149	746	1,561	—	121,734
Commercial and industrial	121,433	6,101	3,801	5,785	—	137,120
Consumer	8,951	123	—	12	—	9,086
Balance at end of period	$967,109	$20,029	$15,965	$19,834	$—	$1,022,937

	As of December 31, 2013
Internal risk rating grades	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Risk rating number	1 to 5	6	7	8	9
	(in thousands)
Construction and development	$95,271	$—	$—	$2,053	$—	$97,324
Commercial real estate	488,373	11,511	6,308	15,568	—	521,760
Residential real estate	91,616	1,722	163	1,927	—	95,428
Commercial and industrial	110,122	4,851	2,945	2,915	—	120,833
Consumer	2,239	398	—	138	—	2,775
Balance at end of period	$787,621	$18,482	$9,416	$22,601	$—	$838,120

Table 6.4: Non-Accrual Loans by Loan Class
	September 30, 2014	December 31, 2013
	(in thousands)
Construction and development	$249	$2,053
Commercial real estate	4,881	8,333
Residential real estate	1,408	1,892
Commercial and industrial	2,020	2,671
Consumer	—	138
Total non-accrual loans	$8,558	$15,087

Table 6.5: Changes in Troubled Debt Restructurings
	September 30, 2014
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$254	$2,058	$1,452	$397	$—	$4,161
New TDRs	—	2,637	—	—	—	2,637
Increases to existing TDRs	—	—	2	—	—	2
Sales, principal payments, or other decreases	(5)	(14)	(3)	(41)	—	(63)
Ending Balance	$249	$4,681	$1,451	$356	$—	$6,737

For the Nine Months Ended:
Beginning Balance	$266	$4,886	$1,167	$1,844	$95	$8,258
New TDRs	—	2,637	1,268	—	—	3,905
Increases to existing TDRs	—	251	5	—	—	256
Charge-offs post modification	—	—	—	—	(95)	(95)
Sales, principal payments, or other decreases	(17)	(3,093)	(989)	(1,488)	—	(5,587)
Ending Balance	$249	$4,681	$1,451	$356	$—	$6,737

	September 30, 2013
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$307	$3,849	$1,173	$453	$100	$5,882
Increases to existing TDRs	—	—	1	—	—	1
Sales, principal payments, or other decreases	(34)	(1,647)	(4)	(42)	(3)	(1,730)
Ending Balance	$273	$2,202	$1,170	$411	$97	$4,153

For the Nine Months Ended:
Beginning Balance	$409	$3,913	$1,539	$274	$20	$6,155
New TDRs	—	—	503	167	100	770
Increases to existing TDRs	—	2	4	18	—	24
Charge-offs post modification	—	—	(864)	—	—	(864)
Sales, principal payments, or other decreases	(136)	(1,713)	(12)	(48)	(23)	(1,932)
Ending Balance	$273	$2,202	$1,170	$411	$97	$4,153

Table 6.6: New Troubled Debt Restructurings Details
	For the Nine Months Ended
	September 30, 2014			September 30, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	(dollars in thousands)
Commercial real estate	1	$2,720	$2,637	—	$—	$—
Residential real estate	4	1,268	1,268	2	576	503
Commercial and industrial	—	—	—	1	163	167
Consumer	—	—	—	1	100	100
Total loans	5	$3,988	$3,905	4	$839	$770
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

Table 6.7: Troubled Debt Restructuring in Default in Past Twelve Months
	September 30, 2014			September 30, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	(dollars in thousands)
Construction and development	1	$405	$249	1	$428	$273
Commercial real estate	3	4,792	4,681	1	456	456
Total loans	4	$5,197	$4,930	2	$884	$729

Table 6.8: Non-Performing Assets
	September 30, 2014	December 31, 2013
	(in thousands)
Non-accrual loans	$8,558	$15,087
90+ days past due still accruing	157	—
Troubled debt restructurings still accruing	1,807	5,715
Other real estate owned	1,161	1,463
Total non-performing assets	$11,683	$22,265
As of September 30, 2014 there was one consumer loan past due more than 90 days that was still accruing interest. This loan is considered well secured and in the process of collection. As of December 31, 2013, there were no loans past due more than 90 days that were still accruing. If interest had been earned on the non-accrual loans, interest income on these loans would have been approximately $0.2 million and $0.6 million for the three and nine months ended September 30, 2014, respectively, compared to $0.2 million and $0.7 million for three and nine months ended September 30, 2013, respectively.

7. ALLOWANCE FOR LOAN LOSSES

Table 7.1: Changes in Allowance for Loan Losses
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in thousands)
Balance at beginning of period	$8,332	$5,938	$8,534	$6,260
Provision for loan losses	900	1,800	2,205	3,875
Charge-offs	(287)	(237)	(2,021)	(2,707)
Recoveries	29	7	256	80
Balance at end of period	$8,974	$7,508	$8,974	$7,508

Table 7.2: Changes in Allowance for Loan Losses by Loan Class
	September 30, 2014
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$1,001	$4,407	$599	$2,302	$23	$8,332
Provision for/(release of) loan losses	135	769	184	(179)	(9)	900
Charge-offs	—	(147)	(140)	—	—	(287)
Recoveries	—	—	17	6	6	29
Ending Balance	$1,136	$5,029	$660	$2,129	$20	$8,974

For the Nine Months Ended:
Beginning Balance	$681	$5,027	$920	$1,801	$105	$8,534
Provision for loan losses	555	838	285	386	141	2,205
Charge-offs	(100)	(938)	(681)	(70)	(232)	(2,021)
Recoveries	—	102	136	12	6	256
Ending Balance	$1,136	$5,029	$660	$2,129	$20	$8,974

	September 30, 2013
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$749	$3,286	$441	$1,453	$9	$5,938
Provision for loan losses	78	484	358	790	90	1,800
Charge-offs	(17)	—	(220)	—	—	(237)
Recoveries	(11)	—	9	1	8	7
Ending Balance	$799	$3,770	$588	$2,244	$107	$7,508

For the Nine Months Ended:
Beginning Balance	$899	$2,499	$597	$2,238	$27	$6,260
(Release of)/provision for loan losses	(83)	1,528	643	1,714	73	3,875
Charge-offs	(17)	(265)	(681)	(1,743)	(1)	(2,707)
Recoveries	—	8	29	35	8	80
Ending Balance	$799	$3,770	$588	$2,244	$107	$7,508

Table 7.3: Loan Held for Investment and Related Allowance for Loan Losses by Impairment Method and Loan Class
	As of September 30, 2014
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Ending Balance:
Evaluated collectively for impairment	$150,159	$579,286	$117,536	$127,509	$8,917	$983,407
Evaluated individually for impairment	249	25,303	4,198	9,611	169	39,530
	$150,408	$604,589	$121,734	$137,120	$9,086	$1,022,937

Allowance for Losses:
Evaluated collectively for impairment	$1,124	$3,499	$368	$880	$19	$5,890
Evaluated individually for impairment	12	1,530	292	1,249	1	3,084
	$1,136	$5,029	$660	$2,129	$20	$8,974

	As of December 31, 2013
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Ending Balance:
Evaluated collectively for impairment	$95,271	$498,345	$92,335	$114,903	$2,543	$803,397
Evaluated individually for impairment	2,053	23,415	3,093	5,930	232	34,723
	$97,324	$521,760	$95,428	$120,833	$2,775	$838,120

Allowance for Losses:
Evaluated collectively for impairment	$676	$2,770	$292	$792	$7	$4,537
Evaluated individually for impairment	5	2,257	628	1,009	98	3,997
	$681	$5,027	$920	$1,801	$105	$8,534

The following tables show the allocation of the allowance for loan losses among various categories of loans and certain other information as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any loan category.

Table 7.4: Allocation of Allowance for Loan Losses by Loan Class
	September 30, 2014		December 31, 2013
	Amount	% Total	Amount	% Total
	(dollars in thousands)
Construction and development	$1,136	12.7%	$681	8.0%
Commercial real estate	5,029	56.0%	5,027	58.9%
Residential real estate	660	7.4%	920	10.8%
Commercial and industrial	2,129	23.7%	1,801	21.1%
Consumer	20	0.2%	105	1.2%
Total allowance for loan losses	$8,974	100.0%	$8,534	100.0%

Table 7.5: Specific Allocation for Impaired Loans by Loan Class
	As of September 30, 2014			As of December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
	(in thousands)
With no related allowance:
Construction and development	$—	$—	$—	$1,787	$1,787	$—
Commercial real estate	6,254	6,253	—	3,663	3,650	—
Residential real estate	743	731	—	1,395	1,313	—
Commercial and industrial	3,069	1,916	—	1,159	865	—
Consumer	—	—	—	96	95	—
Total with no related allowance	10,066	8,900	—	8,100	7,710	—
With an allowance recorded:
Construction and development	405	249	12	422	266	5
Commercial real estate	19,775	19,050	1,530	20,347	19,765	2,257
Residential real estate	3,652	3,467	292	1,788	1,780	628
Commercial and industrial	7,883	7,695	1,249	5,415	5,065	1,009
Consumer	169	169	1	137	137	98
Total with an allowance recorded	31,884	30,630	3,084	28,109	27,013	3,997
Total impaired loans	$41,950	$39,530	$3,084	$36,209	$34,723	$3,997

Table 7.6: Average Impaired Loan Balance by Loan Class - 3 Months
	For the Three Months Ended
	September 30, 2014		September 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With no related allowance:
Construction and development	$—	$—	$1,776	$—
Commercial real estate	6,258	93	5,966	52
Residential real estate	710	7	1,992	21
Commercial and industrial	1,911	29	1,277	13
Consumer	—	—	236	2
Total with no related allowance	8,879	129	11,247	88
With an allowance recorded:
Construction and development	251	—	324	—
Commercial real estate	19,100	186	12,830	121
Residential real estate	3,501	23	1,122	—
Commercial and industrial	7,806	91	4,832	34
Consumer	161	2	5	—
Total with an allowance recorded	30,819	302	19,113	155
Total average impaired loans	$39,698	$431	$30,360	$243

Table 7.7: Average Impaired Loan Balance by Loan Class - 9 Months
	For the Nine Months Ended
	September 30, 2014		September 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With no related allowance:
Construction and development	$—	$—	$1,818	$—
Commercial real estate	4,641	279	6,975	157
Residential real estate	519	21	1,995	62
Commercial and industrial	1,763	87	1,412	40
Consumer	—	—	240	5
Total with no related allowance	6,923	387	12,440	264
With an allowance recorded:
Construction and development	258	—	374	—
Commercial real estate	18,224	558	12,889	362
Residential real estate	3,140	71	1,129	—
Commercial and industrial	8,080	272	4,861	103
Consumer	162	6	5	—
Total with an allowance recorded	29,864	907	19,258	465
Total average impaired loans	$36,787	$1,294	$31,698	$729

8. OTHER REAL ESTATE OWNED
As of September 30, 2014, WashingtonFirst had $1.2 million classified as other real estate owned (“OREO”) on the balance sheet, compared to $1.5 million as of December 31, 2013 and $2.2 million as of September 30, 2013. During the three months ended September 30, 2014, WashingtonFirst sold one OREO property resulting in immaterial gain. During the nine months ended September 30, 2014, WashingtonFirst sold five OREO properties collecting cash proceeds of $0.5 million, realizing net gains of $0.1 million. During the three and nine months ended September 30, 2014, WashingtonFirst acquired one property with a fair market value of $0.4 million that was classified as OREO through foreclosure. There were no OREO properties acquired as a result of the Millennium Transaction. During the three months ended September 30, 2013, WashingtonFirst sold two OREO properties collecting cash proceeds of $19,000, and realizing net gains of $19,000. During the nine months ended September 30, 2013, WashingtonFirst sold eight OREO properties collecting cash proceeds of $2.1 million, realizing net gains of $0.2 million. In addition, during the three and nine months ended September 30, 2013, WashingtonFirst acquired one and three properties with fair values of $0.2 million and $1.2 million, respectively.

Table 8.1: Changes in OREO
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in thousands)
Balance at beginning of period	$889	$2,068	$1,463	$3,294
Properties acquired at foreclosure	360	180	360	1,190
Sales of foreclosed properties	(20)	—	(404)	(1,838)
Valuation adjustments	(68)	(27)	(258)	(425)
Balance at end of period	$1,161	$2,221	$1,161	$2,221

Table 8.2: OREO Expenses
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in thousands)
Write-downs	$68	$27	$258	$425
Operating expenses, net of rental income	10	21	53	60
Total OREO expense	$78	$48	$311	$485

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

Table 9: Goodwill and Core Deposit Intangibles
	For the Nine Months Ended
	September 30, 2014	September 30, 2013
	(in thousands)
Goodwill:
Balance, beginning of period	$3,601	$3,601
Goodwill recorded in Millennium Transaction	2,639	—
Balance, end of period	$6,240	$3,601
Core deposit intangibles:
Balance, beginning of period	$342	$428
Core deposit intangibles recorded in Millennium Transaction	470	—
Amortization of core deposit intangibles	(115)	(65)
Balance, end of period	$697	$363
Total intangibles	$6,937	$3,964
10. DEPOSITS

Table 10.1: Composition of Deposits
	September 30, 2014	December 31, 2013
	(in thousands)
Demand deposit accounts	$322,186	$231,270
NOW accounts	95,623	91,107
Money market accounts	219,245	188,170
Savings accounts	128,678	113,987
Time deposits under $100,000	103,083	116,055
Time deposits $100,000 and over	257,547	208,314
Total deposits	$1,126,362	$948,903

Table 10.2: Scheduled Maturities of Time Deposits
	September 30, 2014	December 31, 2013
	(in thousands)
Within 1 Year	$201,519	$191,470
1 - 2 years	78,916	67,888
2 - 3 years	40,064	38,098
3 - 4 years	19,083	8,493
4 - 5 years	20,089	18,420
5+ years	959	—
Total	$360,630	$324,369

Time deposits include Certificate of Deposit Account Registry Service (“CDARS”) balances and brokered deposits. The CDARS deposits are customer deposits that are placed in the CDARS network to maximize the FDIC insurance coverage. These CDARS balances were $49.6 million and $33.2 million as of September 30, 2014 and December 31, 2013, respectively. Brokered deposits were $10.0 million and $32.6 million as of September 30, 2014 and December 31, 2013, respectively.
11. OTHER BORROWINGS
Other borrowings consist of $14.4 million and $10.2 million of customer repurchase agreements as of September 30, 2014 and December 31, 2013, respectively. Customer repurchase agreements are standard commercial banking transactions that involve a Bank customer instead of a wholesale bank or broker.
12. FEDERAL HOME LOAN BANK ADVANCES
As a member of the FHLB, the Bank has access to numerous borrowing programs with total credit availability established at 20 percent of total quarter-end assets. FHLB advances are fully collateralized by pledges of certain qualifying real estate secured loans (see Note 4 - Cash and Cash Equivalents). As of September 30, 2014, the Bank had pledged a total of $460.0 million in qualifying home equity lines of credit, commercial real estate loans, multifamily real estate loans, and residential real estate secured loans as security for FHLB advances. As of September 30, 2014, the Bank had $214.3 million in remaining credit available with the FHLB.

Table 12.1: Composition of FHLB Advances
	September 30, 2014	December 31, 2013
	(dollars in thousands)
As of period ended:
FHLB advances	$63,297	$40,000
FHLB purchase accounting mark	3,114	3,478
FHLB total	$66,411	$43,478
Weighted average outstanding effective interest rate	1.95%	1.30%

Table 12.2: FHLB Advances Average Balances
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(dollars in thousands)
Averages for the period:
FHLB advances	$71,160	$30,180	$54,541	$34,385
Average effective interest rate paid during the period	1.56%	1.84%	1.69%	2.04%
Maximum month-end balance outstanding	$76,491	$30,181	$76,491	$40,689

Table 12.3: Contractual Maturities of FHLB Advances
	September 30, 2014	December 31, 2013
	(in thousands)
Within one year	$—	$15,000
3 - 4 years	7,500	—
4 - 5 years	16,461	—
5+ years	42,450	28,478
Total FHLB advances	$66,411	$43,478
13. LONG-TERM BORROWINGS

Table 13: Long-term Borrowings Detail
	September 30, 2014	December 31, 2013
	(in thousands)
Subordinated debt	$2,273	$2,247
Trust preferred capital notes	7,711	7,607
Long-term borrowings	$9,984	$9,854

On June 15, 2012, the Bank issued $2.5 million in subordinated debt (the “Bank Subordinated Debt”) to Community Bancapital LP (“CBC”). The Bank Subordinated Debt has a maturity of nine (9) years, is due in full on June 14, 2021, and bears interest at 8.00 percent per annum, payable quarterly. In connection with the issuance of the Bank Subordinated Debt, the Company issued warrants to CBC that would allow it to purchase 60,657 shares of Company common stock at a share price equal to $10.30. These warrants have been retroactively adjusted to reflect the effect of all stock dividends and expire if not exercised on or before June 15, 2020. In recording this transaction, the warrants were valued at $0.3 million, which was treated as an increase in additional paid-in capital, and the liability associated with the Bank Subordinated Debt was recorded at $2.2 million. The $0.3 million discount on the Bank Subordinated Debt is being expensed monthly over the life of the debt.
On June 30, 2003, Alliance invested $0.3 million as common equity into a wholly-owned Delaware statutory business trust (the “Trust”). Simultaneously, the Trust privately issued $10.0 million face amount of thirty-year floating rate trust preferred capital securities (the “Trust Preferred Capital Notes”) in a pooled trust preferred capital securities offering. The Trust used the offering proceeds, plus the equity, to purchase $10.3 million principal amount of Alliance’s floating rate junior subordinated debentures due 2033 (the “Subordinated Debentures”). Both the Trust Preferred Capital Notes and the Subordinated Debentures are callable at any time, without penalty. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15 percent subject to quarterly interest rate adjustments. The interest rates as of September 30, 2014 and December 31, 2013 were 3.38 percent and 3.39 percent, respectively. The Trust Preferred Capital Notes are guaranteed by WashingtonFirst on a subordinated basis, and were recorded on WashingtonFirst’s books at the time of the Alliance acquisition at a discounted amount of $7.5 million, which was the fair value of the instruments at the time of the acquisition. The $2.5 million discount is being expensed monthly over the life of the obligation. Under the indenture governing the Trust Preferred Capital Notes, WashingtonFirst has the right to defer payments of interest for up to twenty consecutive quarterly periods.
Under current regulatory guidelines, the Trust Preferred Capital Notes may constitute no more than 25 percent of total Tier 1 Capital. Any amount not eligible to be counted as Tier 1 Capital is considered to be Tier 2 Capital. As of September 30, 2014, the entire amount of Trust Preferred Capital Notes was considered Tier 1 Capital.

14. SHAREHOLDERS’ EQUITY

In August 2011, WashingtonFirst elected to participate in the Small Business Lending Fund, or “SBLF,” and issued 17,796 shares of its Series D Preferred Stock to the United States Treasury for $17.8 million. Under the terms of the SBLF transaction, during the first ten quarters (ending December 31, 2013) in which the Series D Preferred Stock was outstanding, the preferred shares earned dividends at a rate that could fluctuate on a quarterly basis. From the eleventh dividend period (ending March 31, 2014) through the year 4.5 years after the closing of the SBLF transaction, because WashingtonFirst Bank’s qualified small business lending, or “QSBL,” as of December 31, 2013 had increased sufficiently as compared with the QSBL baseline, the annual dividend rate will be fixed at a rate of 1%. On August 14, 2014, WashingtonFirst redeemed $4.4 million (4,449 shares), or 25% of the $17.8 million outstanding Series D Preferred Stock that had been issued to the Secretary of the Treasury in August 2011 through the Company’s participation in the Small Business Lending Fund. The shares were redeemed at their liquidation value of $1,000 per share plus accrued dividends through August 14, 2014, for a total redemption price of $4.5 million.
In connection with the issuance of the Bank Subordinated Debt on June 15, 2012, the Company issued warrants to Community Bancapital LP (“CBC”) that would allow it to purchase 60,657 shares of common stock at a share price equal to $10.30. These warrants have been retroactively adjusted to reflect the effect of all stock dividends and expire if not exercised on or before June 15, 2020. The warrants were valued at $0.3 million using the Black-Scholes option pricing model and are being expensed monthly over the life of the debt.
In connection with the Alliance acquisition, the Company issued 1,812,933 shares of its common stock to former stockholders of Alliance. In addition, pursuant to a private placement in 2012, the Company issued 1,351,656 shares of its common stock and 1,044,152 shares of its Series A non-voting common stock at $11.30 per share.
The Company had 158,743 warrants outstanding as of December 31, 2012, expiring February, 2013 with a weighted average exercise price of $11.42 per share, that were issued in connection with the acquisition of First Liberty Bancorp in 2006. In  February 2013, 125,674 of these warrants were exercised generating $1.4 million in additional common equity and the remaining 33,069 warrants expired.
The Board of Directors has declared three (3) stock dividends, on the Company’s outstanding shares of common stock and Series A non-voting common stock, in the amount of five percent (5%) each: on January 23, 2012 (paid February 29, 2012), on April 5, 2013 (paid May 17, 2013), and on July 21, 2014 (paid September 2, 2014).  All per share amounts in this report have been retroactively adjusted to reflect these stock dividends.
The Company commenced paying cash dividends in 2014 and has paid a dividend of four cents ($0.04) per share -- on the Company’s outstanding shares of common stock and Series A non-voting common stock -- on January 2, April 1, July 1 and October 1, 2014.  Although the Company expects to declare and pay quarterly cash dividends in the future, any such dividend would be at the discretion of the Board of Directors of the Company and would be subject to various federal and state regulatory limitations.

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
The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Bank had $208.5 million and $159.2 million in outstanding commitments to extend credit as of September 30, 2014 and December 31, 2013, respectively.
Litigation
In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying financial statements. In each pending matter, the Company contests liability or the amount of claimed damages. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages, or where investigation or discovery have yet to be completed, the Company is unable to reasonably estimate a range of possible losses on its remaining outstanding legal proceedings; however, in the opinion of management and after consultation with legal counsel, the Company believes that the ultimate disposition of these matters is not expected to have a material adverse effect on the financial condition of the Company.
Other Contractual Arrangements
The Bank is party to a contract dated October 7, 2010, with Fiserv, for core data processing and item processing services integral to the operations of the Bank. Under the terms of the agreement, the Bank may cancel the agreement subject to a substantial cancellation penalty based on the current monthly billing and remaining term of the contract. The initial term of services provided shall end seven years following the date services are first used. Services were first provided beginning May 16, 2011 and will expire on May 15, 2018. The Bank expects to pay Fiserv approximately $4.0 million over the remaining life of the contract.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, in each case as those terms are defined in the regulations. Management believes the Company satisfied all capital adequacy requirements to which it was subject as of September 30, 2014.
As of September 30, 2014, the Company was “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios, as set forth in the table below.

Table 16: Capital Amounts, Ratios and Regulatory Requirements Summary
	Actual		To Be Well Capitalized Under Prompt Corrective Action Provisions		For Minimum Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of September 30, 2014:
Total risk-based capital ratio	$123,578	11.37%	$108,688	>10.0%	$86,950	>8.0%
Tier 1 risk-based capital ratio	112,104	10.31%	65,240	>6.0%	43,493	>4.0%
Tier 1 leverage ratio	112,104	8.73%	64,206	>5.0%	51,365	>4.0%

As of December 31, 2013:
Total risk-based capital ratio	$123,811	14.05%	$88,122	>10.0%	$70,497	>8.0%
Tier 1 risk-based capital ratio	112,777	12.80%	52,864	>6.0%	35,243	>4.0%
Tier 1 leverage ratio	112,777	10.53%	53,550	>5.0%	42,840	>4.0%

17. EARNINGS PER SHARE
The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock has no effect on income available to common shareholders.

Table 17: Basic and Dilutive Earnings Per Share
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(dollars in thousands, except for per share amounts)
Net income	$2,831	$2,140	$6,869	$5,143
Less: SBLF dividends	(39)	(44)	(128)	(133)
Net income available to common shareholders	$2,792	$2,096	$6,741	$5,010

Weighted average number of shares outstanding (1)	8,118,122	8,025,349	8,085,517	7,991,327
Effect of dilutive securities:
Restricted stock, stock options and warrants (1)	228,671	119,724	225,075	99,948
Diluted weighted average number of shares outstanding (1)	8,346,793	8,145,073	8,310,592	8,091,275

Basic earnings per share (1)	$0.34	$0.27	$0.83	$0.63
Diluted earnings per share (1)	$0.33	$0.26	$0.81	$0.62
(1) Retroactively adjusted to reflect the effect of all stock dividends.
18. OTHER OPERATING EXPENSES

Table 18: Consolidated Statement of Operations - Other Operating Expenses Detail
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in thousands)
Other real estate owned expenses	$78	$48	$311	$485
Business and franchise tax	217	183	609	486
Advertising and promotional expenses	172	102	467	393
FDIC premiums	211	190	650	611
Postage, printing and supplies	45	30	158	125
Directors' fees	79	52	214	165
Insurance	23	35	70	80
Merger related expenses	—	—	186	6
Other	287	196	816	648
Other expenses	$1,112	$836	$3,481	$2,999

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
Net transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period. There were no transfers within the fair value hierarchy for fair value measurements of WashingtonFirst’s investment securities during the nine months ended September 30, 2014 or 2013.
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
Fair Value Classification and Transfers
As of September 30, 2014, WashingtonFirst’s assets and liabilities recorded at fair value included financial instruments valued at $28.7 million whose fair values were estimated by management in the absence of readily determinable fair values (i.e., level 3). These financial instruments measured as level 3 represented 2.1 percent of total assets and 14.4 percent of financial instruments measured at fair value as of September 30, 2014. As of December 31, 2013, WashingtonFirst’s assets and liabilities recorded at fair value included financial instruments valued at $24.5 million whose fair values were estimated by management in the absence of readily determinable fair values. These financial instruments measured as level 3 represented 2.2 percent of total assets and 14.4 percent of financial instruments measured at fair value as of December 31, 2013.

The following tables present information about WashingtonFirst’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2014 and December 31, 2013, respectively, and indicate the fair value hierarchy of the valuation techniques used by WashingtonFirst to determine such fair value:

Table 19.1: Summary of Assets and Liabilities Measured at Fair Value
As of September 30, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
U.S. Treasuries	$3,004	$—	$—	$3,004
U.S. Government agencies	—	52,616	—	52,616
Mortgage-backed securities	—	52,694	—	52,694
Collateralized mortgage obligations	—	46,632	—	46,632
Taxable state and municipal securities	—	12,762	—	12,762
Tax-exempt state and municipal securities	—	3,252	—	3,252
Total recurring assets at fair value	$3,004	$167,956	$—	$170,960

Nonrecurring:
Assets:
Loans held for investment (1)	$—	$—	$27,546	$27,546
Other real estate owned (2)	—	—	1,161	1,161
Total nonrecurring assets at fair value	$—	$—	$28,707	$28,707

As of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
U.S. Treasuries	$2,996	$—	$—	$2,996
U.S. Government agencies	—	38,039	—	38,039
Mortgage-backed securities	—	43,854	—	43,854
Collateralized mortgage obligations	—	42,717	—	42,717
Taxable state and municipal securities	—	12,170	—	12,170
Tax-exempt state and municipal securities	—	5,591	—	5,591
Total recurring assets at fair value	$2,996	$142,371	$—	$145,367

Nonrecurring:
Assets:
Loans held for investment (1)	$—	$—	$23,016	$23,016
Other real estate owned (2)	—	—	1,463	1,463
Total nonrecurring assets at fair value	$—	$—	$24,479	$24,479

(1)	Represents the impaired loans, net of allowance, that have been individually evaluated and reserved for.

(2)	Other real estate owned is transferred from loans to OREO at the lower of cost or market.

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis for which WashingtonFirst has used significant level 3 inputs to determine fair value. Net transfers in and/or out of level 3 are based on the fair values of the assets and liabilities as of the beginning of the reporting period.

Table 19.2: Change in Level 3 Fair Value Assets
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in thousands)
Balance at beginning of period	$—	$55	$—	$106
Unrealized gains/(losses)	—	1	—	(50)
Balance at end of period	$—	$56	$—	$56
Fair Value of Financial Instruments

Table 19.3: Estimated Fair Values and Carrying Values for Financial Assets, Liabilities and Commitments
	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Cash and cash equivalents	$100,762	$100,762	$109,164	$109,164
Investment securities	170,960	170,960	145,367	145,367
Other equity securities	4,336	4,336	3,530	3,530
Loans held for sale	1,957	1,957	—	—
Loans held for investment, net	1,013,963	1,003,088	829,586	824,881
Bank-owned life insurance	13,049	13,049	10,283	10,283
Time deposits	360,630	363,292	324,369	325,946
Other borrowings	14,397	14,397	10,157	10,157
FHLB advances	66,411	70,773	43,478	43,681
Long-term borrowings	9,984	9,984	9,854	9,854
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
Overview
WashingtonFirst generates the majority of its revenues from interest income on loans, income from investment securities, and service charges on customer accounts. Revenues are partially offset by interest expense paid on deposits and other borrowings, and non-interest expenses such as compensation and employee benefits, other operating costs and occupancy expenses. Net interest income is the difference between interest income on earning assets such as loans and securities and interest expense on liabilities such as the deposits and borrowings used to fund those assets. Net interest income is the Company’s largest source of revenue. Net interest income for the three and nine months ended September 30, 2014 was $12.5 million and $35.0 million, respectively, compared to $10.1 million and $30.1 million for the same periods in 2013. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and margin.
Net income available to common shareholders was $2.8 million and $6.7 million for the three and nine months ended September 30, 2014, compared to $2.1 million and $5.0 million for the same periods in 2013, respectively. Diluted earnings per share were $0.33 per common share and $0.81 per common share for the three and nine months ended September 30, 2014, compared to $0.26 per common shares and $0.62 per common share for the same periods in 2013. The increase in net income available to common shareholders during the first nine months of 2014 compared to the first nine months of 2013 is primarily the result of an increased average balance in interest earning assets due to organic growth of the Bank (notably the loan portfolio showed strong growth during the third quarter of 2014) and the Millennium Transaction at the end of February 2014. In addition to the increased revenues earned as a result of the larger loan portfolio, increased costs were incurred during the first nine months of 2014 compared to the same period in 2013. Compensation and employee benefit expenses for the nine months ended September 30, 2014 increased by $3.3 million compared to same period in 2013 primarily due to an increase in the number of employees as the bank continues to grow. Premises and equipment expenses increased by $0.2 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to the increase in number of branches. The Company’s other operating expenses increased by $0.5 million for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013 primarily as a result of increased business and franchise taxes as the bank continues grow and additional merger expenses incurred in the first nine months of 2014, compared to the same period in 2013.
As of September 30, 2014 and December 31, 2013, total assets were $1.3 billion and $1.1 billion, respectively. Total net loans increased $184.4 million from December 31, 2013 to September 30, 2014. Tier 1 capital decreased by $0.7 million to $112.1 million as of September 30, 2014, compared to $112.8 million as of December 31, 2013.
As of September 30, 2014, WashingtonFirst had $11.7 million in nonperforming assets, a decrease of $10.6 million from December 31, 2013. Allowance for loan losses increased by $0.4 million during the nine months ended September 30, 2014 compared to December 31, 2013. The increase in the allowance was driven by $2.0 million in charge-offs, fully offset by provision for loan losses of $2.2 million and recoveries of $0.3 million. This resulted in a $9.0 million allowance for loan losses as of September 30, 2014, compared to $8.5 million as of December 31, 2013.
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
The general allowance constituted 65.6 percent of the total allowance at September 30, 2014 and 53.2 percent percent at December 31, 2013. The general allowance is calculated in two parts based on an internal risk classification of loans within each portfolio segment. Allowances on loans considered to be impaired under regulatory guidance are calculated separately from loans considered to be “pass” rated under the same guidance. This segregation allows the Company to monitor the allowance applicable to higher risk loans separate from the remainder of the portfolio in order to better manage risk and ensure the sufficiency of the allowance for loan losses. The loans acquired in the Millennium Transaction were recorded at fair value, and the original credit marks from purchase accounting are not affecting the allowance for loan losses as of September 30, 2014. Allowances on those loans subsequent to the acquisition have been recorded in the allowance for loan losses.

As of September 30, 2014, the specific allowance accounted for 34.4 percent percent of the total allowance as compared to 46.8 percent percent at December 31, 2013. The estimated losses on impaired loans can differ substantially from actual losses. The portion of the allowance representing specific allowances is established on individually impaired loans. As a practical expedient, for collateral dependent loans, the Company measures impairment based on the net realizable value of the underlying collateral. For loans on which the Company has not elected to use a practical expedient to measure impairment, the Company will measure impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate. In determining the cash flows to be included in the discount calculation the Company considers the following factors that combine to estimate the probability and severity of potential losses:

•	the borrower’s overall financial condition;

•	resources and payment record;

•	demonstrated or documented support available from financial guarantors; and

•	the adequacy of collateral value and the ultimate realization of that value at liquidation.
Goodwill and Other Intangible Asset Impairment
Goodwill represents the excess purchase price paid over the fair value of the net assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value be compared to the carrying amount of net assets, including goodwill. If the net fair value exceeds the net book value, no write-down of recorded goodwill is required. If the fair value is less than book value, an expense may be required to write-down the related goodwill to the proper carrying value. The Company tests for impairment of goodwill as of each fiscal year end and again at any quarter-end if any triggering events occur during a quarter that may affect goodwill. Examples of such events include, but are not limited to, a significant deterioration in future operating results, adverse action by a regulator or a loss of key personnel. Determining the fair value requires the Company to use a degree of subjectivity. Washington First recognized approximately $2.6 million of goodwill as a part of the Millennium Transaction. No goodwill impairment was recognized for the nine months ended September 30, 2014 and 2013.
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
Results of Operations

Table M1: Selected Performance Ratios
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(dollars in thousands)
Average total assets	$1,290,932	$1,066,239	$1,237,554	$1,055,508
Average shareholders' equity	113,127	105,385	112,032	104,769
Net income	2,831	2,140	6,869	5,143
Basic earnings per common share (1) (2)	0.34	0.27	0.83	0.63
Fully diluted earnings per common share (1) (2)	0.33	0.26	0.81	0.62
Return on average assets (1)	0.87%	0.80%	0.74%	0.65%
Return on average shareholders' equity (1)	9.93%	8.06%	8.20%	6.56%
Return on average common equity (1)	11.35%	9.49%	9.49%	7.70%
Average shareholders' equity to average total assets	8.76%	9.88%	9.05%	9.93%
Efficiency ratio	64.93%	60.22%	67.04%	64.60%
Dividend payout ratio	11.76%	—%	14.46%	—%
(1) Annualized
(2) Retroactively adjusted to reflect the effect of all stock dividends.

Table M2: Net Interest Income and Margin
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(dollars in thousands)
Net interest income	$12,464	$10,103	$34,990	$30,079
Yield on average interest-earning assets (1)	4.48%	4.41%	4.42%	4.49%
Rate on average interest-earning liabilities (1)	0.84%	0.81%	0.82%	0.86%
Net interest spread (1)	3.64%	3.60%	3.60%	3.63%
Net interest margin (1)	3.88%	3.84%	3.84%	3.88%
(1) Annualized
The following tables provide information regarding interest-earning assets and funding for the three and nine months ended September 30, 2014 and 2013. The balance of non-accruing loans is included in the average balance of loans presented, though the related income is accounted for on a cash basis. Therefore, as the balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly. The lower average rate on interest-bearing demand deposits, money market deposit accounts and savings accounts is consistent with general trends in average short-term rates during the periods presented. The downward trend in the average rate on time deposits reflects the maturity of older time deposits and the issuance of new time deposits at lower market rates.

Table M3: Average Balances, Interest Income and Expense and Average Yield and Rates - 3 Months
	For the Three Months Ended
	September 30, 2014			September 30, 2013
	Average Balance	Income/ Expense	Yield/ Rate (6)	Average Balance	Income/ Expense	Yield/ Rate (6)
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (1)	$988,004	$13,464	5.33%	$787,849	$10,948	5.44%
Investment securities - taxable	170,493	727	1.67%	109,700	501	1.79%
Investment securities - tax-exempt (2)	4,189	26	3.16%	5,939	39	3.23%
Other equity securities	4,541	36	3.18%	2,925	17	2.29%
Interest-bearing balances	19,221	30	0.62%	9,717	13	0.54%
Federal funds sold	67,777	59	0.34%	113,464	76	0.26%
Total interest earning assets	1,254,225	14,342	4.48%	1,029,594	11,594	4.41%
Non-interest earning assets:
Cash and due from banks	2,236			3,724
Premises and equipment	6,039			3,590
Other real estate owned	973			2,122
Other assets (3)	35,945			33,757
Less: allowance for loan losses	(8,486)			(6,548)
Total non-interest earning assets	36,707			36,645
Total Assets	$1,290,932			$1,066,239

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$89,528	$45	0.20%	$90,823	$40	0.17%
Money market deposit accounts	217,687	259	0.47%	131,399	158	0.48%
Savings accounts	129,151	223	0.69%	110,573	207	0.75%
Time deposits	363,129	885	0.97%	341,603	760	0.88%
Total interest-bearing deposits	799,495	1,412	0.70%	674,398	1,165	0.69%
FHLB advances	71,160	283	1.56%	30,180	142	1.84%
Other borrowings and long-term borrowings	18,292	183	3.94%	23,369	184	3.09%
Total interest-bearing liabilities	888,947	1,878	0.84%	727,947	1,491	0.81%
Non-interest-bearing liabilities:
Demand deposits	283,096			227,831
Other liabilities	5,762			5,076
Total non-interest-bearing liabilities	288,858			232,907
Total Liabilities	1,177,805			960,854
Shareholders’ Equity	113,127			105,385
Total Liabilities and Shareholders’ Equity	$1,290,932			$1,066,239

Interest Spread (4)			3.64%			3.60%
Net Interest Margin (2)(5)		$12,464	3.88%		$10,103	3.84%

(1)	Includes loans held for sale and loans placed on non-accrual status.

(2)	Interest income and yield are presented on a fully taxable equivalent basis using a federal statutory rate of 35 percent.

(3)	Includes intangibles, deferred tax asset, accrued interest receivable, bank-owned life insurance and other assets.

(4)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(5)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

(6)	Annualized income/expense is used for the yield/rate.

Table M4: Average Balances, Interest Income and Expense and Average Yield and Rates - 9 Months
	For the Nine Months Ended
	September 30, 2014			September 30, 2013
	Average Balance	Income/ Expense	Yield/ Rate (6)	Average Balance	Income/ Expense	Yield/ Rate (6)
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (1)	$920,379	$37,658	5.40%	$772,061	$32,891	5.62%
Investment securities - taxable	162,509	2,122	1.72%	113,165	1,407	1.64%
Investment securities - tax-exempt (2)	5,287	112	3.59%	5,942	115	3.25%
Other equity securities	3,872	106	3.66%	3,185	71	2.97%
Interest-bearing balances	13,920	65	0.62%	9,919	41	0.56%
Federal funds sold	95,486	184	0.26%	117,491	209	0.24%
Total interest earning assets	1,201,453	40,247	4.42%	1,021,763	34,734	4.49%
Non-interest earning assets:
Cash and due from banks	3,213			4,228
Premises and equipment	5,857			3,479
Other real estate owned	1,109			2,474
Other assets (3)	34,259			30,003
Less: allowance for loan losses	(8,337)			(6,439)
Total non-interest earning assets	36,101			33,745
Total Assets	$1,237,554			$1,055,508

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$90,109	$140	0.21%	$88,675	$129	0.19%
Money market deposit accounts	210,784	764	0.48%	118,443	450	0.51%
Savings accounts	123,272	672	0.73%	103,230	582	0.75%
Time deposits	361,690	2,439	0.90%	353,851	2,450	0.93%
Total interest-bearing deposits	785,855	4,015	0.68%	664,199	3,611	0.73%
FHLB advances	54,541	698	1.69%	34,385	532	2.04%
Other borrowings and long-term borrowings	18,529	544	3.89%	25,019	512	2.71%
Total interest-bearing liabilities	858,925	5,257	0.82%	723,603	4,655	0.86%
Non-interest-bearing liabilities:
Demand deposits	261,269			221,308
Other liabilities	5,328			5,828
Total non-interest-bearing liabilities	266,597			227,136
Total Liabilities	1,125,522			950,739
Shareholders’ Equity	112,032			104,769
Total Liabilities and Shareholders’ Equity	$1,237,554			$1,055,508

Interest Spread (4)			3.60%			3.63%
Net Interest Margin (2)(5)		$34,990	3.84%		$30,079	3.88%

(1)	Includes loans held for sale and loans placed on non-accrual status.

(2)	Interest income and yield are presented on a fully taxable equivalent basis using a federal statutory rate of 35 percent.

(3)	Includes intangibles, deferred tax asset, accrued interest receivable, bank-owned life insurance and other assets.

(4)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(5)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

(6)	Annualized income/expense is used for the yield/rate.

The following tables set forth information regarding the changes in the components of WashingtonFirst’s net interest income for the periods indicated. For each category, information is provided for changes attributable to changes in volume (change in volume multiplied by old rate) and changes in rate (change in rate multiplied by old volume). Combined rate/volume variances, the third element of the calculation, are allocated based on their relative size. The decreases in income due to changes in rate reflect the reset of variable rate investments, variable rate deposit accounts and adjustable rate mortgages to lower rates and the acquisition of new lower yielding investments and loans, as described above. The decreases in expense reflects the decreased cost of funding due to lower interest rates available in the debt markets. The increases due to changes in volume reflect the increase in on-balance sheet assets during the three and nine months ended September 30, 2014 and 2013.

Table M5: Changes in Rate and Volume Analysis
	For the Three Months Ended September 30, 2014 Compared to Same Period 2013			For the Nine Months Ended September 30, 2014 Compared to Same Period 2013
	(Decrease)/Increase Due to			(Decrease)/Increase Due to
	Rate	Volume	Total	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Loans	$(1,420)	$3,936	$2,516	$(2,015)	$6,782	$4,767
Investment securities - taxable	(210)	436	226	72	643	715
Investment securities - tax exempt	(1)	(12)	(13)	19	(22)	(3)
Other equity securities	7	12	19	18	17	35
Interest bearing balances	2	15	17	5	19	24
Federal funds sold	96	(113)	(17)	25	(50)	(25)
Total income from interest-earning assets	(1,526)	4,274	2,748	(1,876)	7,389	5,513
Expense from interest-bearing liabilities:
Interest-bearing deposits	18	229	247	(373)	777	404
FHLB Advances	(138)	279	141	(149)	315	166
Borrowed funds	176	(177)	(1)	242	(210)	32
Total expense from interest-bearing liabilities	56	331	387	(280)	882	602
Increase in net interest income	$(1,582)	$3,943	$2,361	$(1,596)	$6,507	$4,911
Interest Earning Assets
Average loan balances were $920.4 million for the nine months ended September 30, 2014 compared to $772.1 million for the nine months ended September 30, 2013. The related interest income from loans was $37.7 million for the nine months ended September 30, 2014 resulting in an average yield of 5.40 percent, compared to $32.9 million for the nine months ended September 30, 2013, resulting in an average yield of 5.62 percent. The decrease in average yield on loans reflects competitive pressure on loan pricing during the period (including the repricing of adjustable rate loans). Interest rates are established for classes of loans that include variable rates based on the prime rate as reported by The Wall Street Journal or other identifiable bases while others carry fixed rates with terms as long as 15 years. Most variable rate originations include minimum initial rates and/or floors.
Taxable investment securities balances averaged $162.5 million for the nine months ended September 30, 2014, compared to $113.2 million for the same period in 2013. Interest income generated on these investment securities for the nine months ended September 30, 2014 totaled $2.1 million, or a 1.72 percent yield, compared to $1.4 million or a 1.64 percent yield for the nine months ended September 30, 2013.
Tax-exempt investment securities balances averaged $5.3 million for the nine months ended September 30, 2014, compared to $5.9 million for the same period in 2013. Interest income generated on these investment securities for the nine months ended September 30, 2014 totaled $0.1 million, or a 3.59 percent yield, compared to $0.1 million or a 3.25 percent yield for the nine months ended September 30, 2013. The yield for tax-exempt securities has been presented as a fully taxable equivalent.
Interest-bearing balances averaged $13.9 million for the nine months ended September 30, 2014, compared to $9.9 million for the same period in 2013. The increase in the average investment securities was primarily a result of shifting excess cash reserves into the investment portfolio. Interest income generated on these investment securities for the nine months ended September 30, 2014 totaled $0.1 million, or a 0.62 percent yield, compared to $41,000 or a 0.56 percent yield for the nine months ended September 30, 2013.
Short-term investments in federal funds sold averaged $95.5 million as of September 30, 2014, compared to $117.5 million as of September 30, 2013. The decrease in average short-term investments as of September 30, 2014 compared to September 30, 2013 is primarily a result of the excess federal funds sold balances in the first quarter 2013 due to the Alliance acquisition in December 2012. Interest income generated on these assets for the nine months ended September 30, 2014 totaled $0.2 million, or a 0.26 percent yield, compared to $0.2 million or a 0.24 percent yield for the same period in 2013.
Interest Bearing Liabilities
Average interest-bearing deposits were $785.9 million as of September 30, 2014 compared to $664.2 million as of September 30, 2013. The increase in the average interest-bearing deposits during the the first nine months of 2014 was the result of organic growth and the Millennium Transaction at the end of February 2014. The related interest expense from interest-bearing deposits was $4.0 million for the nine months ended September 30, 2014, compared to $3.6 million for the nine months ended September 30, 2013. The average rate on these deposits was 0.68 percent for the nine months ended September 30, 2014, compared to 0.73 percent for the same period in 2013. The increase in interest expense is primarily attributable to an increase in the average balance of interest bearing liabilities as well as changes in the mix of deposit funding.
FHLB advances averaged $54.5 million as of September 30, 2014, compared to $34.4 million as of September 30, 2013. Interest expense incurred on these borrowing for the nine months ended September 30, 2014 totaled $0.7 million, or a 1.69 percent rate, compared to $0.5 million, or a 2.04 percent rate, for the nine months ended September 30, 2013.
Provision for Loan Losses. During the three months ended September 30, 2014, WashingtonFirst recorded provisions to its allowance for loan losses of $0.9 million, charge-offs of $0.3 million and recoveries of $29,000, compared to provisions to its allowance for loan losses of $1.8 million, charge-offs of $0.2 million and recoveries of $7,000 during the three months ended September 30, 2013. During the nine months ended September 30, 2014, WashingtonFirst recorded provisions to its allowance for loan losses of $2.2 million, charge-offs of $2.0 million and recoveries of $0.3 million, compared to provisions to its allowance for loan losses of $3.9 million, charge-offs of $2.7 million and recoveries of $0.1 million during the nine months ended September 30, 2013.
Service Charges on Deposit Accounts. Service charges on deposit accounts were $0.1 million for both the three months ended September 30, 2014 and 2013. For the nine months ended September 30, 2014 and 2013, service charges on deposit accounts were $0.4 million and $0.4 million, respectively.
Earnings on Bank-Owned Life Insurance. Earnings on bank-owned life insurance was $0.1 million for both the three months ended September 30, 2014 and 2013. During the nine months ended September 30, 2014 and 2013, earnings on bank-owned life insurance was $0.3 million and $0.2 million, respectively.
Gain on Sale of Other Real Estate Owned. During the nine months ended September 30, 2014, WashingtonFirst realized net gains of $0.1 million on sale or OREO properties, compared to $19,000 and $0.2 million for the three and nine months ended September 30, 2013. There were no sales in the three months ended September 30, 2014. See Note 8 - Other Real Estate Owned for further details.
Gain on Sale of Other Loans, net. During the three and nine months ended September 30, 2014, WashingtonFirst realized gains on the sale of loans of $0.2 million and $0.2 million, respectively, as a result of the newly created mortgage business. During the three and nine months ended September 30, 2013, WashingtonFirst realized $0.8 million and $0.8 million, respectively, on the sale of part of its HELOC portfolio. This was considered a one-time event and has not occurred since the third quarter of 2013.
Gain/Loss on Sale of Available-for-Sale Investment Securities. During the three and nine months ended September 30, 2014, WashingtonFirst received proceeds of $6.5 million and $20.2 million, respectively, from the call or sale of securities from its available-for-sale investment portfolio resulting in net realized gains of $22,000 and $0.2 million, respectively. Of the $20.2 million proceeds received from the call or sale of securities, the majority of the proceeds stem from the Millennium Transaction and management’s decision to reorganize the portfolio of securities received as a result of the Millennium Transaction. During both the three and nine months ended September 30, 2013, WashingtonFirst received proceeds of $1.8 million from the call or sale of securities from its available-for-sale investment portfolio, resulting in net realized losses of $20,000.
Other Operating Income. During the three and nine months ended September 30, 2014, WashingtonFirst recorded $0.1 million and $0.4 million, respectively, of other operating income compared to $0.2 million and $0.4 million, respectively, for the same period in 2013.
Compensation and Employee Benefits. Compensation and employee benefits were $4.8 million and $13.4 million for the three and nine months ended September 30, 2014, respectively, compared to $3.4 million and $10.1 million, respectively, for the same periods in 2013. The increase in compensation and employee benefits in 2014 compared to 2013 is primarily the result of increased headcount as the bank continues to grow, specifically the staffing of its newly created mortgage division and the additional branch locations.

Premises and Equipment. Premises and equipment expenses were $1.4 million and $4.3 million for the three and nine months ended September 30, 2014, respectively, compared to $1.4 million and $4.2 million, respectively, for the same periods in 2013. The increase was primarily due to the increase in rent expense associated with the addition of the new branches in Rockville, Maryland; Herndon, Virginia; and McLean, Virginia.
Data Processing. Data processing expenses were $0.8 million and $2.2 million for the three and nine months ended September 30, 2014, respectively, compared to $0.8 million and $2.4 million, respectively, for the same periods in 2013. The decrease was primarily due to cost efficiencies related to the hiring of in-house IT employees leading to decreased reliance on more costly third party contracting.
Professional Fees. Professional fees, which includes legal, accounting and other professional services, were $0.4 million and $1.1 million for both the three and nine months ended September 30, 2014 and 2013, respectively.
Other Operating Expenses. Other operating expenses were $1.1 million and $3.5 million for the three and nine months ended September 30, 2014, respectively, compared to $0.8 million and $3.0 million during the same periods in 2013. See Note 18 - Other Expenses for further details.
Provision for Income Taxes. Provision for income taxes were $0.8 million and $3.0 million for the three and nine months ended September 30, 2014, respectively, resulting in effective tax rates of 22.7 percent and 30.1 percent, respectively. Provision for income taxes were $0.6 million and $2.4 million for the three and nine months ended September 30, 2013, respectively, resulting in effective tax rates of 21.3 percent and 31.4 percent. The lower effective rates for the three month periods compared to the nine month periods is the result of return to provision adjustments and in the third quarter 2014 the release of a deferred tax asset valuation allowance.
Financial Condition
Total assets were $1.3 billion as of September 30, 2014, compared to $1.1 billion as of December 31, 2013. As of September 30, 2014, WashingtonFirst had $100.8 million of cash and cash equivalents, compared to $109.2 million as of December 31, 2013. As of September 30, 2014, WashingtonFirst had $1.0 billion of loans held for investment, net of allowance for loan losses, compared to $829.6 million as December 31, 2013. As of September 30, 2014, WashingtonFirst had $171.0 million of investments, compared to $145.4 million as December 31, 2013. The increase in the aforementioned line items is primarily attributable to the Millennium Transaction, except for loans, which increased due to both organic growth and the Millennium Transaction.
As of September 30, 2014 and December 31, 2013, total deposits were $1.1 billion and $948.9 million, respectively. The $177.5 million increase in deposits is primarily attributable to the Millennium Transaction which accounted for $121.6 million of the increase, with the remaining $55.9 million increase the result of organic growth.
As of September 30, 2014, WashingtonFirst had total equity of $111.1 million, compared to $107.6 million as of December 31, 2013. The increase in total equity during the nine months ended September 30, 2014 is primarily the result of current earnings and stock related transactions, partially offset by dividends.
Loans Held for Sale
Loans in this category are originated by the Mortgage Division and comprised of residential mortgage loans extended to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loans. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans and servicing are sold concurrently. The Loans Held for Sale (“LHFS”) are closed in our name and carried on our books until the loan is delivered to and purchased by an investor, generally within fifteen to forty-five days. WashingtonFirst’s Mortgage Division was recently created and commenced production in the first quarter of 2014. As of September 30, 2014, loans held for sale totaled $2.0 million. The amount of loans held for sale outstanding at the end of any given month fluctuates with the volume of loans closed during the month and the timing of loans purchased by investors.
Loans Held for Investment
In its lending activities, WashingtonFirst seeks to develop relationships with clients whose business and individual banking needs will grow with WashingtonFirst. WashingtonFirst has made significant efforts to be responsive to the lending needs in the markets served, while maintaining sound asset quality and credit practices. WashingtonFirst extends credit to construction and development, residential real estate, commercial real estate, commercial and industrial and consumer borrowers in the normal course of business. The loans held for investment portfolio totaled $1.0 billion as of September 30, 2014, an increase of $184.8 million from the December 31, 2013 balance of $838.1 million.

The following table summarizes the composition of the loan portfolio by dollar amount and each segment as a percentage of the total loan portfolio as of September 30, 2014 and December 31, 2013:

Table M6: Loan Portfolio by Loan Class
	September 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Construction and development	$150,408	14.7%	$97,324	11.6%
Commercial real estate	604,589	59.1%	521,760	62.3%
Residential real estate	121,734	11.9%	95,428	11.4%
Real estate loans	876,731	85.7%	714,512	85.3%
Commercial and industrial	137,120	13.4%	120,833	14.4%
Consumer	9,086	0.9%	2,775	0.3%
Total loans	$1,022,937	100.0%	$838,120	100.0%
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
Loans secured by various types of real estate, which includes construction and development loans, commercial real estate loans, and residential real estate loans, constitute the largest portion of total loans. Of that portion, commercial real estate loans represent the largest dollar exposure. Substantially all of these loans are secured by properties in the greater Washington, D.C. metropolitan area with the heaviest concentration in Northern Virginia. Risk is managed through diversification by sub-market, property type, and loan size, and by seeking loans with multiple sources of repayment. The average outstanding loan balance in this portfolio is $0.5 million as of September 30, 2014.
Construction and development loans represented 14.7 percent and 11.6 percent of the total loan portfolio at September 30, 2014 and December 31, 2013, respectively. New originations in this segment are being underwritten in the context of current market conditions and are particularly focused in sub-markets which the Company believes to be relatively strong as compared to other markets in the region. Legacy loans, particularly in the land and speculative construction portion of this portfolio, have been largely converted to amortizing loans with regular principal and interest payments. WashingtonFirst expects any future reductions in its land and speculative construction exposure to be partially offset by increases in residential construction activities as market conditions improve.
Secured residential real estate loans represented 11.9 percent and 11.4 percent of total loans as of September 30, 2014 and December 31, 2013, respectively. In general, loans in these categories represent loans underwritten to customers who had or established a deposit relationship with the respective bank at the time the loan was originated. WashingtonFirst believes that its underwriting criteria reflect current market conditions.

The contractual maturity ranges or repricing schedules, as appropriate, of the loans in WashingtonFirst’s loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of September 30, 2014 are summarized in the following table:

Table M7: Loan Portfolio Maturity Schedule by Loan Class
	As of September 30, 2014
	One Year or Less	One to Five Years	Over Five Years	Total
	(in thousands)
Construction and development	$85,170	$54,599	$10,639	$150,408
Commercial real estate	75,598	210,024	318,967	604,589
Residential real estate	8,762	25,361	87,611	121,734
Commercial and industrial	62,443	53,311	21,366	137,120
Consumer	997	5,878	2,211	9,086
Total loans	$232,970	$349,173	$440,794	$1,022,937

Loans with a predetermined interest rate	$47,997	$230,979	$104,185	$383,161
Loans with a floating or adjustable interest rate	184,973	118,194	336,609	639,776
Total loans	$232,970	$349,173	$440,794	$1,022,937
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

Table M8: Held of Investment Loan Portfolio by Risk Rating and Loan Class
	As of September 30, 2014
Internal risk rating grades	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Risk rating number	1 to 5	6	7	8	9
	(in thousands)
Construction and development	$150,159	$—	$—	$249	$—	$150,408
Commercial real estate	569,288	11,656	11,418	12,227	—	604,589
Residential real estate	117,278	2,149	746	1,561	—	121,734
Commercial and industrial	121,433	6,101	3,801	5,785	—	137,120
Consumer	8,951	123	—	12	—	9,086
Balance at end of period	$967,109	$20,029	$15,965	$19,834	$—	$1,022,937
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
When payments are 90 days or more in arrears or when WashingtonFirst determines that it is no longer prudent to recognize current interest income on a loan, WashingtonFirst classifies the loan as non-accrual. Non-accrual loans decreased from $15.1 million as of December 31, 2013 to $8.6 million as of September 30, 2014. From time to time, a loan may be past due 90 days or more but is well secured and in the process of collection and thus warrants remaining on accrual status. As of September 30, 2014 there was one loan with a balance of $0.2 million past due more than 90 days and still accruing. As of December 31, 2013, there were no loans past due more than 90 days that were still accruing.

Table M9: Loan Portfolio Aging and Non-Accrual Loans by Loan Class
	As of September 30, 2014
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non- Accrual	Total Past Due	Total Loans
	(in thousands)
Construction and development	$150,159	$—	$—	$—	$249	$249	$150,408
Commercial real estate	596,135	3,573	—	—	4,881	8,454	604,589
Residential real estate	119,276	453	597	—	1,408	2,458	121,734
Commercial and industrial	132,024	2,405	671	—	2,020	5,096	137,120
Consumer	8,929	—	—	157	—	157	9,086
Balance at end of period	$1,006,523	$6,431	$1,268	$157	$8,558	$16,414	$1,022,937

	As of December 31, 2013
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non- Accrual	Total Past Due	Total Loans
	(in thousands)
Construction and development	$95,271	$—	$—	$—	$2,053	$2,053	$97,324
Commercial real estate	510,043	613	2,771	—	8,333	11,717	521,760
Residential real estate	93,338	97	101	—	1,892	2,090	95,428
Commercial and industrial	117,531	250	381	—	2,671	3,302	120,833
Consumer	2,532	100	5	—	138	243	2,775
Balance at end of period	$818,715	$1,060	$3,258	$—	$15,087	$19,405	$838,120

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
The allowance for loan losses was $9.0 million as of September 30, 2014, or approximately 0.88 percent of loans outstanding, compared to $8.5 million or approximately 1.02 percent of loans outstanding as of December 31, 2013 and $7.5 million or approximately 0.92 percent of loans outstanding, as of September 30, 2013. WashingtonFirst has allocated $3.1 million as of September 30, 2014 for specific non-performing loans. For the three months ended September 30, 2014, WashingtonFirst recorded $0.9 million in provisions for loan losses, $0.3 million in charge-offs and $29,000 in recoveries, compared to $1.8 million in provision for loans losses, $0.2 million in charge-off and $7,000 in recoveries for the three months ended September 30, 2013. For the nine months ended September 30, 2014, WashingtonFirst recorded $2.2 million in provisions for loan losses, $2.0 million in charge-offs and $0.3 million in recoveries, compared to $3.9 million in provision for loans losses, $2.7 million in charge-off and $80,000 in recoveries for the nine months ended September 30, 2013.
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
Of the Bank’s $1.0 billion in gross loans outstanding as of September 30, 2014, approximately $178.2 million or 17.4 percent were recorded on the books at fair value in connection with the acquisition of Alliance and the Millennium Transaction and have an aggregate discount on the books of $6.6 million as of September 30, 2014. This discount is a net amount consisting of credit-related mark-downs of $7.3 million and yield-related mark-ups of $0.7 million.

The adjustment required to reconcile GAAP allowance for loan losses with WashingtonFirst’s non-GAAP adjusted allowance for loan losses and adjusted allowance for loan losses to total loans ratios is the addition of the credit purchase accounting marks on purchased loans in the portfolio. Loans that were acquired under the purchase accounting method are carried at book value with certain accounting marks set up on them at the time of purchase. These accounting marks can be pricing marks or credit marks. Pricing marks account for the difference in current interest rates and the interest rate on the loan being acquired, and may be either positive or negative. Credit marks may only be negative and are similar to an allowance for loans losses based on credit quality. Therefore, in determining the adjusted allowance for loan losses and related ratio, the credit mark component is added to the allowance for loan losses and to the total loans held for investment. Below is a reconciliation of the allowance for loan losses and related ratios to the non-GAAP adjusted allowance for loan losses and related ratios as of September 30, 2014 and December 31, 2013:

Table M10: Reconciliation of GAAP Allowance Ratio to Non-GAAP Allowance Ratio
	September 30, 2014	December 31, 2013
	(dollars in thousands)
GAAP allowance for loan losses	$8,974	$8,534
GAAP loans held for investment, at amortized cost	1,022,937	838,120

GAAP allowance for loan losses to total loans	0.88%	1.02%

GAAP allowance for loan losses	$8,974	$8,534
Plus: Credit purchase accounting marks	7,284	5,538
Non-GAAP adjusted allowance for loan losses	$16,258	$14,072

GAAP loans held for investment, at amortized cost	$1,022,937	$838,120
Plus: Credit purchase accounting marks	7,284	5,538
Non-GAAP loans held for investment, at amortized cost	$1,030,221	$843,658

Non-GAAP adjusted allowance for loan losses to total loans	1.58%	1.67%
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
The allowance for loan losses model is reviewed and evaluated each quarter by the Bank’s management to ensure its adequacy and applicability in relation to the Bank’s past and future experience with the loan portfolio, from a credit quality perspective.

Table M11: Analysis of the Allowance for Loan Losses
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in thousands)
Balance at beginning of period	$8,332	$5,938	$8,534	$6,260
Provision for loan losses	900	1,800	2,205	3,875
Charge-offs:
Construction and development	—	(17)	(100)	(17)
Commercial real estate	(147)	—	(938)	(265)
Residential real estate	(140)	(220)	(681)	(681)
Commercial and industrial	—	—	(70)	(1,743)
Consumer loans	—	—	(232)	(1)
Total charge-offs	(287)	(237)	(2,021)	(2,707)
Recoveries:
Construction and development	—	(11)	—	—
Commercial real estate	—	—	102	8
Residential real estate	17	9	136	29
Commercial and industrial	6	1	12	35
Consumer	6	8	6	8
Total recoveries	29	7	256	80
Net charge-offs	(258)	(230)	(1,765)	(2,627)
Balance at end of period	$8,974	$7,508	$8,974	$7,508

Allowance for loan losses to total loans	0.88%	0.92%	0.88%	0.92%
Non-GAAP adjusted allowance for loan losses to total loans	1.58%	1.89%	1.58%	1.89%
Allowance for loan losses to non-accrual loans	104.86%	50.65%	104.86%	50.65%
Allowance for loan losses to non-performing assets	76.81%	35.78%	76.81%	35.78%
Non-performing assets to total assets	0.87%	1.87%	0.87%	1.87%
Net charge-offs to average loans (1)	0.10%	0.12%	0.26%	0.45%
(1) Annualized

Table M12: Changes in Allowance for Loan Losses by Loan Class
	September 30, 2014
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$1,001	$4,407	$599	$2,302	$23	$8,332
Provision for/(release of) loan losses	135	769	184	(179)	(9)	900
Charge-offs	—	(147)	(140)	—	—	(287)
Recoveries	—	—	17	6	6	29
Ending Balance	$1,136	$5,029	$660	$2,129	$20	$8,974

For the Nine Months Ended:
Beginning Balance	$681	$5,027	$920	$1,801	$105	$8,534
Provision for loan losses	555	838	285	386	141	2,205
Charge-offs	(100)	(938)	(681)	(70)	(232)	(2,021)
Recoveries	—	102	136	12	6	256
Ending Balance	$1,136	$5,029	$660	$2,129	$20	$8,974

Table M13: Loan Held for Investment and Related Allowance for Loan Losses by Impairment Method and Loan Class
	As of September 30, 2014
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Ending Balance:
Evaluated collectively for impairment	$150,159	$579,286	$117,536	$127,509	$8,917	$983,407
Evaluated individually for impairment	249	25,303	4,198	9,611	169	39,530
	$150,408	$604,589	$121,734	$137,120	$9,086	$1,022,937

Allowance for Losses:
Evaluated collectively for impairment	$1,124	$3,499	$368	$880	$19	$5,890
Evaluated individually for impairment	12	1,530	292	1,249	1	3,084
	$1,136	$5,029	$660	$2,129	$20	$8,974
Non-performing Assets
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
As of September 30, 2014, there was $8.6 million in loans on non-accrual status compared to $15.1 million as of December 31, 2013. The $8.6 million non-accrual loan balance consists primarily of loans secured by commercial real estate. The specific allowance for impaired loans as of September 30, 2014 was $3.1 million.
Total Non-performing Assets. As of September 30, 2014, WashingtonFirst had $11.7 million of non-performing assets compared to $22.3 million as of December 31, 2013, a decrease of $10.6 million. The ratio of non-performing assets to total assets decreased to 0.87 percent as of September 30, 2014 from 1.97 percent as of December 31, 2013, a 110 basis point decrease. The ratio of non-performing assets to total assets as of September 30, 2014 fell below WashingtonFirst’s historical trends primarily due to payoffs of loans that were on non-accrual status and reclassifications of loans out of TDR status.

Table M14: Non-Performing Assets
	September 30, 2014	December 31, 2013
	(dollars in thousands)
Non-accrual loans	$8,558	$15,087
90+ days past due still accruing	157	—
Troubled debt restructurings still accruing	1,807	5,715
Other real estate owned	1,161	1,463
Total non-performing assets	$11,683	$22,265

Non-performing assets to total assets	0.87%	1.97%
Other Real Estate Owned (OREO). As of September 30, 2014, WashingtonFirst had $1.2 million classified as OREO on the balance sheet, compared to $1.5 million as of December 31, 2013, and $2.2 million as of September 30, 2013. During the three months ended September 30, 2014, WashingtonFirst did not sell any OREO properties, but did collect $20,000 related to one OREO property sale that fell through, therefore, the the cash was applied to the OREO property book balance. Comparatively, during the three months ended September 30, 2013, WashingtonFirst sold two OREO properties collecting cash proceeds of $19,000, and realized a gain of $19,000. During the nine months ended September 30, 2014, WashingtonFirst sold 4 OREO properties collecting cash proceeds of $0.5 million, realizing net gains of $0.1 million, compared to the sale of eight OREO properties collecting cash proceeds of $2.1 million, realizing net gains of $0.2 million for the nine months ended September 30, 2014.

During the first nine months of 2014, WashingtonFirst did not acquire any properties that were classified as OREO through foreclosure. During the three and nine months ended September 30, 2013, WashingtonFirst acquired one OREO property with a fair value of $0.2 million.

Table M15: Changes in Other Real Estate Owned
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in thousands)
Balance at beginning of period	$889	$2,068	$1,463	$3,294
Properties acquired at foreclosure	360	180	360	1,190
Sales of foreclosed properties	(20)	—	(404)	(1,838)
Valuation adjustments	(68)	(27)	(258)	(425)
Balance at end of period	$1,161	$2,221	$1,161	$2,221
Investment Securities - Available-for-sale
WashingtonFirst actively manages its portfolio duration and composition in response to changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are pledged as collateral for certain borrowing transactions, public funds and repurchase agreements. The total fair value of the amount of the investment securities accounted for under available-for-sale accounting was $171.0 million as of September 30, 2014 compared to $145.4 million as of December 31, 2013. The increase is primarily attributable to additional purchases of investment securities in excess of amounts that matured during the course of the year in order to increase the proportion of investments on the balance sheet and to increase interest income.
The investment portfolio contains U.S. Treasury securities, callable and non-callable U.S. Government corporation and agency securities, U.S. Government collateralized mortgage obligations (“CMOs”), U.S. Government mortgage backed securities (“MBS”) and municipal securities. When prepayments on various CMOs and MBS instruments occur at a faster rate than anticipated, premium amortization increases which adversely impacts the portfolio yield. As of September 30, 2014, U.S. Government and agency securities represented $55.6 million or 32.5 percent of the portfolio, while CMOs and MBS were $99.3 million, or 58.1 percent of the portfolio, and municipal securities were $16.0 million, or 9.4 percent of the portfolio.
The yield on the taxable available-for-sale investment securities portfolio for the three and nine months ended September 30, 2014 was 1.67 percent and 1.72 percent, respectively, compared to 1.79 percent and 1.64 percent for the three and nine months ended September 30, 2013. The tax equivalent yield on the tax-exempt available-for-sale investment securities portfolio for the three and nine months ended September 30, 2014 was 3.16 percent and 3.59 percent, respectively, compared to 3.23 percent and 3.25 percent for the three and nine months ended September 30, 2013.
The amortized cost, fair value and yield of investments by remaining contractual maturity for available-for-sale investment securities as of September 30, 2014 are set forth below. Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

Table M16: Available-for-Sale Investment Securities Contractual Maturity
	As of September 30, 2014
	Amortized Cost	Fair Value	Weighted-Average Yield
	(in thousands)
Due within one year	$1,220	$1,247	3.37%
Due after one year through five years	47,260	47,570	1.71%
Due after five years through ten years	41,176	41,157	1.93%
Due after ten years	81,603	80,986	1.90%
Total available-for-sale investment securities	$171,259	$170,960	1.86%

Other Equity Securities
WashingtonFirst’s securities portfolio contains restricted stock investments that are required to be held as part of its banking operations. These include stock of the FHLB, Atlantic Central Bankers Bank (“ACBB”) and Community Bankers Bank (“CBB”).

Table M17: Composition of Other Equity Securities
	September 30, 2014	December 31, 2013
	(in thousands)
FHLB stock	$3,980	$3,174
ACBB	100	100
CBB	256	256
Total other equity securities	$4,336	$3,530
Deposits
WashingtonFirst seeks deposits within its market area by offering high-quality customer service, using technology to deliver deposit services effectively and paying competitive interest rates. A significant portion of its client base and deposits are directly related to home sales and refinancing activity, including those from title and escrow agency customers.
As of September 30, 2014, the deposit portfolio totaled $1.1 billion, comprising of $322.2 million of non-interest bearing deposits and $804.2 million of interest bearing deposits. As of December 31, 2013, the deposit portfolio totaled $948.9 million, which was composed of $231.3 million of non-interest bearing deposits and $717.6 million of interest bearing deposits. The $177.5 million increase in deposits during the nine months ended September 30, 2014 is primarily the result of the Millennium Transaction during February 2014, as well as organic growth. For more information regarding the deposits acquired, see Note 3—Millennium Transaction.
The average balance of interest bearing deposits for the three and nine months ended September 30, 2014 was $799.5 million and $785.9 million, respectively, compared to $674.4 million and $664.2 million for the three and nine months ended September 30, 2013, respectively. This increase is also the result of the Millennium Transaction in February 2014, as well as organic growth of the deposit base. The average cost on these interest-bearing deposits for the three and nine months ended September 30, 2014 was 0.70 percent and 0.68 percent, respectively, compared to 0.69 percent and 0.73 percent for the same period in 2013. During the period, some deposits reset at lower rates concurrent with market conditions and the mix of interest bearing balances changed, leading to a lower interest expense.
Average non-interest bearing demand deposits for the three and nine months ended September 30, 2014 were $283.1 million and $261.3 million, respectively, compared to $227.8 million and $221.3 million, respectively, compared to the same periods in 2013, an increase resulting from the Millennium Transaction and organic growth.

Table M18: Certificates of Deposit Greater Than or Equal to $100,000 by Maturity
	September 30, 2014	December 31, 2013
	(in thousands)
Three months or less	$52,119	$31,521
Three through six months	36,165	62,096
Six through twelve months	53,125	37,344
Over twelve months	116,138	77,353
Total certificates of deposit greater than or equal to $100,000	$257,547	$208,314
Other Borrowings
Other borrowings consists of customer repurchase agreements which are standard commercial bank transactions that involve a WashingtonFirst customer instead of a wholesale bank or broker. This product is an accommodation to commercial customers and individuals that require safety for their funds beyond the FDIC deposit insurance limits. WashingtonFirst believes this product offers it a stable source of financing at a reasonable market rate of interest and is continuing the program. As of September 30, 2014, WashingtonFirst had $14.4 million of customer repurchase agreements, compared to $10.2 million as of December 31, 2013.

FHLB Advances
The FHLB is a significant source of funding for WashingtonFirst. WashingtonFirst augments its funding portfolio with FHLB advances for both liquidity and interest rate management. The book value as of September 30, 2014 and December 31, 2013 contains a $3.1 million and $3.5 million purchase price adjustment, respectively, associated with the advance acquired in the Alliance acquisition mentioned above and is being amortized over the life of the advance. Advances are secured by a lien on certain loans and securities of WashingtonFirst Bank that are pledged from time to time.

Table M19: Composition of FHLB Advances
	September 30, 2014	December 31, 2013
	(dollars in thousands)
As of period ended:
FHLB advances	$66,411	$43,478
Weighted average outstanding effective interest rate	1.95%	1.30%

Table M20: FHLB Advances Average Balances
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(dollars in thousands)
Averages for the period:
FHLB advances	$71,160	$30,180	$54,541	$34,385
Average effective interest rate paid during the period	1.56%	1.84%	1.69%	2.04%
Maximum month-end balance outstanding	$76,491	$30,181	$76,491	$40,689
Long-term Borrowings

Table M21: Long-term Borrowings Detail
	September 30, 2014	December 31, 2013
	(in thousands)
Subordinated debt	$2,273	$2,247
Trust preferred capital notes	7,711	7,607
Long-term borrowings	$9,984	$9,854
On June 15, 2012, the Bank issued $2.5 million in subordinated debt (the “Bank Subordinated Debt”) to Community Bancapital LP (“CBC”). The Bank Subordinated Debt has a maturity of nine (9) years, is due in full on June 14, 2021, and carries an 8.0 percent interest rate, payable quarterly. In connection with the issuance of the Bank Subordinated Debt, the Company issued warrants to CBC that would allow it to purchase 60,657 shares of common stock at a share price equal to $10.30. These warrants have been retroactively adjusted to reflect the effect of all stock dividends and expire if not exercised on or before June 15, 2020. In recording this transaction, the warrants were valued at $0.3 million, which was treated as an increase in additional paid-in capital, and the liability associated with the Bank Subordinated Debt was recorded at $2.2 million. The $0.3 million discount on the Bank Subordinated Debt is being expensed monthly over the life of the debt.
On June 30, 2003, Alliance invested $0.3 million as common equity into a wholly-owned Delaware statutory business trust (the “Trust”). Simultaneously, the Trust privately issued $10.0 million face amount of thirty-year floating rate trust preferred capital securities (the “Trust Preferred Capital Notes”) in a pooled trust preferred capital securities offering. The Trust used the offering proceeds, plus the equity, to purchase $10.3 million principal amount of Alliances’ floating rate junior subordinated debentures due 2033 (the “Subordinated Debentures”). Both the Trust Preferred Capital Notes and the Subordinated Debentures are callable at any time, without penalty. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15 percent subject to quarterly interest rate adjustments. The interest rates as of September 30, 2014 and December 31, 2013 were 3.38 percent and 3.39 percent, respectively. The Trust Preferred Capital Notes are guaranteed by WashingtonFirst on a subordinated basis, and were recorded on WashingtonFirst’s books at the time of the Alliance acquisition at a discounted amount of $7.5 million, which was the fair value of the instruments at the time of the acquisition. The $2.5 million discount is being expensed monthly over the life of the obligation. Under the indenture governing the Trust Preferred Capital Notes, WashingtonFirst has the right to defer payments of interest for up to twenty consecutive quarterly periods.

Under the indenture governing the Trust Preferred Capital Notes, WashingtonFirst has the right to defer payments of interest for up to twenty consecutive quarterly periods. The interest deferred under the indenture compounds quarterly at the interest rate then in effect. WashingtonFirst is not currently deferring the interest payments.
All or a portion of the Trust Preferred Capital Notes may be included as Tier 1 Capital in the regulatory computation of capital adequacy. Under current regulatory guidelines, the Trust Preferred Capital Notes may constitute no more than 25 percent of total Tier 1 Capital. Any amount not eligible to be counted as Tier 1 Capital is considered to be Tier 2 Capital. As of September 30, 2014, the entire amount of Trust Preferred Capital Notes was considered Tier 1 Capital.
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
Total shareholders’ equity was $111.1 million as of September 30, 2014 compared to the December 31, 2013 level of $107.6 million. The change in equity is primarily attributable to current earnings and cash dividends declared during 2014.

Table M22: Capital Categories, Capital Ratios and Minimum Capital Ratios Required by Bank Regulators
	September 30, 2014	December 31, 2013
	(in thousands)
Tier 1 Capital:
Common stock	$82	$76
Capital surplus	92,238	85,636
Preferred stock	13,347	17,796
Accumulated earnings	5,663	5,605
Less: disallowed assets	(6,937)	(3,943)
Add: Trust preferred	7,711	7,607
Total Tier 1 Capital	$112,104	$112,777

Tier 2 Capital:
Qualifying allowance for loan losses	$8,974	$8,534
Qualifying subordinated debt	2,500	2,500
Total Tier 2 Capital	$11,474	$11,034

Total risk-based capital	$123,578	$123,811
Risk weighted assets	1,087,090	881,235
Qualifying quarterly average assets	1,283,973	1,070,599

Table M23: Capital Ratios and Regulatory Requirements Summary
	September 30, 2014	December 31, 2013	To Be Well Capitalized Under Prompt Corrective Action Provisions	For Minimum Capital Adequacy Requirements
Capital Ratios:
Total risk-based capital ratio	11.37%	14.05%	10.00%	8.00%
Tier 1 risk-based capital ratio	10.31%	12.80%	6.00%	4.00%
Tier 1 leverage ratio	8.73%	10.53%	5.00%	4.00%
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
As of September 30, 2014, WashingtonFirst had $100.8 million in cash and cash equivalents to support the business activities and deposit flows of its clients. WashingtonFirst maintains credit lines at the FHLB and other correspondent banks. As of September 30, 2014, WashingtonFirst had a total credit line of $277.6 million with the FHLB with an unused portion of $214.3 million. Borrowings with the FHLB have certain collateral requirements and are subject to disbursement approval by the FHLB. As of September 30, 2014, WashingtonFirst also had $64.0 million in unsecured borrowing capacity from correspondent banks. As of September 30, 2014, WashingtonFirst did not have any outstanding borrowings from its correspondent banks. All borrowings from correspondent banks are subject to disbursement approval. In addition to the borrowing capacity described above, WashingtonFirst may sell investment securities, loans and other assets to generate additional liquidity. Management believes that it has sufficient liquidity to protect depositors, provide for business growth and comply with regulatory requirements.

Concentrations
Substantially all of WashingtonFirst’s loans, commitments and standby letters of credit have been granted to customers located in the greater Washington, D.C. metropolitan area. WashingtonFirst’s overall business includes a significant focus on real estate activities, including real estate lending, title companies and real estate settlement businesses. As of September 30, 2014, commercial real estate loans were 59.1 percent of the total loan portfolio, construction and development loans were 14.7 percent of the total loan portfolio and residential real estate loans were 11.9 percent of the total loan portfolio. In addition, a substantial portion of our non-interest bearing deposits is generated by our title and escrow company clients. See “Item 1A. Risk Factors – Risks Associated With WashingtonFirst’s Business – WashingtonFirst’s profitability depends significantly on local economic conditions” in WashingtonFirst’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 19, 2014.
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
Item 4. Controls and Procedures

(a)
Management's Evaluation of Disclosure Controls and Procedures. WashingtonFirst Bank maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Securities Exchange Act of 1934 (the “Exchange Act”), including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to WashingtonFirst’s management on a timely basis to allow decisions regarding required disclosure. Management, including WashingtonFirst’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of WashingtonFirst’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2014.

WashingtonFirst carried out the evaluation of the effectiveness of its disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that WashingtonFirst’s disclosure controls and procedures were effective as of September 30, 2014.

(b)
Changes in Internal Control Over Financial Reporting. There were no changes in WashingtonFirst’s internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, WashingtonFirst’s internal control over financial reporting.

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

10.17
WashingtonFirst Bank Supplemental Executive Retirement Agreement effective October 1, 2014 between WashingtonFirst Bank and Joseph S. Bracewell (included as Exhibit 10.17 to Form 8-K filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on October 17, 2014 (File No. 001-35768)).

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

101**
Interactive data files pursuant to Rule 405 of Regulation S-T: WashingtonFirst Bankshares, Inc.’s (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013; (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013; (iii) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013; (iv) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2014 and 2013; (v) Consolidated Statement of Shareholders’ Equity for the three and nine months ended September 30, 2014 and 2013; and (vi) the notes to the foregoing Consolidated Financial Statements.

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

WASHINGTONFIRST BANKSHARES, INC.
(Registrant)

November 12, 2014	/s/ Shaza Andersen
Date	Shaza L. Andersen
Chief Executive Officer
(Principal Executive Officer)

November 12, 2014	/s/ Matthew Johnson
Date	Matthew R. Johnson
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)