Form 10-K
period 2014-12-31
WashingtonFirst Bankshares, Inc.
filed 2015-03-16
CIK 1476264

As filed with the Securities and Exchange Commission on
March 16, 2015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FOR 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission File Number: 001-35768

WASHINGTONFIRST BANKSHARES, INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	26-4480276
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11921 Freedom Drive, Suite 250, Reston, Virginia	20190
(Address of principal executive offices)	(Zip Code)

(703) 840-2410
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Exchange on which registered
Common Stock, par value $0.01 per share	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:
Title of each class	Exchange on which registered
None	n/a

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

Yes    ☒        No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R. §229.405) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer        ☐                Accelerated filer                ☒
Non-accelerated filer        ☐                Smaller Reporting Company        ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐        No    ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was $89,835,721 as of June 30, 2014, based upon the closing price on June 30, 2014 as reported by the NASDAQ Stock Market.

As of March 11, 2015, the registrant had outstanding 7,753,002 shares of voting common stock and 1,817,842 shares of non-voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III is incorporated by reference to certain sections in the registrant’s definitive proxy statement relating to the 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2014.

PART I
In this report, WashingtonFirst Bankshares Inc. is sometimes referred to as “WashingtonFirst,” the “Company,” “we,” “our” or “us” and these references include WashingtonFirst’s wholly owned subsidiary, WashingtonFirst Bank, unless the context requires otherwise. In this report, WashingtonFirst Bank is sometimes referred to as the “Bank.”
Item 1. BUSINESS
General
WashingtonFirst is a Virginia-based bank holding company with approximately $1.3 billion in assets, $1.1 billion in deposits and $134.5 million in shareholders’ equity as of December 31, 2014. Through its wholly owned subsidiary, WashingtonFirst Bank, a Virginia state bank, WashingtonFirst provides banking products and services, including loans to consumers and small-to-medium sized businesses. As of December 31, 2014, in addition to its corporate office in Reston, Virginia, the Bank had 17 branch banking offices in Virginia, Washington, D.C. and Maryland.
WashingtonFirst’s growth strategy is to pursue both organic growth as well as acquisition opportunities within its target market area of the Washington DC Metropolitan Area. Since it was founded in 2004, WashingtonFirst has completed two branch acquisitions, two whole-bank acquisitions, and an FDIC-assisted acquisition. Additionally, the Company has experienced consistent organic growth in assets and profitability since its inception by hiring and developing skilled personnel, and creating and maintaining a sound infrastructure to support continued business growth on a sound basis.
WashingtonFirst’s business strategy is to provide its customers with highly qualified personal and customized service utilizing effective technology solutions and delivery channels. The Company’s marketing efforts are directed to prospective clients who value high quality service and who are, or have the potential to become, highly profitable. WashingtonFirst’s view of the financial services market is that community banks must be effective in providing quality, tailored services to their customers rather than competing with large national institutions on a head-to-head basis for broad-based consumer business.
Revenues are derived from interest and fees received in connection with loans, deposits and investments. Major expenses include compensation and employee benefits, interest expense on deposits and borrowings and operating expenses.
Products and Services
WashingtonFirst offers a comprehensive range of commercial banking products and services to small-to-medium sized businesses, not-for-profit organizations, professional service firms and individuals in the greater Washington, D.C. Metropolitan Area. Many of WashingtonFirst’s services are also available on-line at www.wfbi.com.
Loans
WashingtonFirst’s lending activities include commercial real estate loans, residential real estate loans, commercial and industrial loans, construction and development loans and consumer loans. Loans originated by WashingtonFirst are primarily classified as loans held for investment.
Lending activities are subject to lending limits imposed by federal and state law. While different limits apply in certain circumstances based on the type of loan, WashingtonFirst’s lending limit to any one borrower on loans that are not fully secured by readily marketable or other permissible collateral generally is equal to 15 percent of WashingtonFirst’s unimpaired capital and surplus. As of December 31, 2014, WashingtonFirst Bank’s legal lending limit was $18.2 million. WashingtonFirst has established relationships with various correspondent banks to sell loan participations when loan amounts exceed WashingtonFirst’s legal lending limits or internal lending policies.
The Company recently established a mortgage banking division to offer its customers residential mortgage loans that would be sold on the secondary market. As of December 31, 2014, the mortgage division had not yet become profitable.
WashingtonFirst has an established credit policy that includes procedures for underwriting each type of loan and lending personnel have been assigned specific loan approval authorities based upon their experience. Loans in excess of an individual loan officer’s authority are presented to the Bank’s Officers Loan Committee (“OLC”) or Executive Loan Committee (“ELC”) for approval. The OLC and ELC each meet weekly to facilitate a timely approval process for WashingtonFirst’s clients. Loans are approved based on the borrower’s capacity for credit, collateral and sources of repayment. Loans are actively monitored to detect any potential performance issues. WashingtonFirst manages its loans within the context of a risk grading system developed by management based upon extensive experience in administering loan portfolios in its market. Payment performance is carefully monitored for all loans. When loan repayment is dependent upon an operating business or investment real estate, periodic financial reports, site visits and select asset verification procedures are used to ensure that WashingtonFirst accurately rates the relative risk of its assets. Based upon criteria established by management and the Bank’s board of directors, the degree of monitoring is escalated or relaxed for any given borrower based upon WashingtonFirst’s assessment of the future repayment risk.
Construction and Development Loans. Construction and development loans represented 14.7 percent of WashingtonFirst’s loan portfolio as of December 31, 2014. These loans generally fall into one of four types: first, loans to construct owner-occupied commercial buildings; second, loans to individuals that are ultimately used to acquire property and construct an owner-occupied residence; third, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and fourth, loans to developers for the purpose of acquiring land to be developed into finished lots for the ultimate construction of residential or commercial buildings. Loans of these types are generally secured by the subject property within limits established by WashingtonFirst’s board of directors based upon an assessment of market conditions and updated from time to time. The loans typically carry recourse to principal borrowers. In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk. To address this additional risk, loans of this type are subject to additional administrative procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications and time frames.
Commercial Real Estate Loans. Commercial real estate loans represented 61.0 percent of WashingtonFirst’s loan portfolio as of December 31, 2014. These loans generally fall into one of three categories: loans supporting owner-occupied commercial property; properties used by non-profit organizations such as trade associations, churches or charter schools where repayment is dependent upon the cash flow of the non-profit organizations; and loans supporting a commercial property leased to third parties for investment. Commercial real estate loans are secured by the subject property and underwritten to policy standards. Policy standards, approved by WashingtonFirst’s board of directors from time to time, set forth, among other considerations, loan to value limits, cash flow coverage ratios, and standards governing the general creditworthiness of the obligors.
Residential Real Estate Loans. Residential real estate loans represented 11.5 percent of the loan portfolio as of December 31, 2014. Of this amount, home equity lines of credit represented 8.1 percent and first trust mortgage loans represented 3.4 percent of total loans. Residential real estate loans include loans secured by first or second mortgages on one-to-four family residential properties. Home equity loans are most frequently secured by a second lien on residential property. First trust mortgage loans are loans secured by one-to-four family dwellings, where the proceeds are used to acquire or refinance the primary financing of owner-occupied and residential investment properties. Loans in these categories are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by WashingtonFirst’s management and board of directors, and includes such considerations as repayment source and capacity, collateral value, credit history, savings pattern, and stability.
Commercial and Industrial Loans. Commercial and industrial loans represented 11.9 percent of WashingtonFirst’s loan portfolio as of December 31, 2014. These loans are to businesses or individuals within the greater Washington D.C. metropolitan area for business purposes. Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business or to refinance a loan payable to another financial institution that was originally made for a similar purpose. Each loan is underwritten based upon WashingtonFirst’s assessment of the obligor’s ability to generate operating cash flow in the future necessary to repay the loan. To address the risks associated with the uncertainties of future cash flow, these loans are generally secured by assets owned by the business or its principal shareholders and the principal shareholders are typically required to guarantee the loan.
Consumer Loans. Consumer loans are loans to individuals for a stated purpose such as to finance a car or boat, to refinance debt, or to fund general working capital needs. These loans are generally extended in a single disbursement and repaid over a specified period of time. Consumer loans made up 0.9 percent of the loan portfolio as of December 31, 2014. Most loans are well secured with assets other than real estate, such as marketable securities or automobiles. In general, management discourages unsecured lending. Loans in this category are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by WashingtonFirst’s management and board of directors, and includes such considerations as repayment source and capacity, collateral value, credit history, savings pattern, and stability.
Deposits
Deposits are the primary source of funding for the Bank. The Bank offers an array of traditional banking products and services which are priced competitively. Deposit services include business and personal checking, NOW accounts, tiered savings and money market and time deposit accounts with varying maturity structures and customer options. A complete individual retirement account program is also available. The Bank also participates in the Promontory Interfinancial Network LLC (“Promontory”) Certificate of Deposit Account Registry Service (“CDARS”) and its Insured Cash Sweep (“ICS”) Program, both of which networks function to assure full FDIC insurance for participating Bank customers.
Deposit services include cash management services such as electronic banking, sweep accounts, lockbox, account reconciliation services, merchant card depository, safe deposit boxes, remote deposit capture and Automated Clearing House (“ACH”) origination. After hour depository and ATM services are also available. In addition, the Bank offers a full range of on-line banking services for both personal and commercial accounts and has a mobile banking application for both.

Market Area and Competition
WashingtonFirst serves the greater Washington, D.C. metropolitan area. Our market area is economically diverse, well-educated, and has one of the highest levels of household income in the nation. In addition, the DC metro area has one of the highest employment and job creation rates in the U.S. WashingtonFirst competes with other banks and non-bank financial institutions (e.g., savings and loan associations, credit unions, small loan companies, finance companies, and mortgage companies) that offer similar services in its market area. Much of this competition comes from large financial institutions headquartered outside the region, each of which has greater financial and other resources than WashingtonFirst and is able to conduct large advertising campaigns and offer incentives. To attract business in this competitive environment, WashingtonFirst relies on personal contact by its officers and directors, local promotional activities, and the ability to provide personally tailored services to small businesses and professionals. The Bank offers a full array of traditional community bank products and services priced competitively in its market.
Employees
At December 31, 2014, WashingtonFirst had 174 employees, of which 172 were full-time employees; compared to 143 employees, of which 141 were full-time, as of December 31, 2013. All of WashingtonFirst’s employees are employed by the Bank. None of WashingtonFirst’s employees is subject to a collective bargaining agreement. Management considers employee relations to be good.
Regulation
General
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
The Graham Leach Bliley Act of 1999 (“GLB Act”) amended the BHC Act and eliminated the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers. The GLB Act permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The GLB Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve has determined to be closely related to banking. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve.
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
Regulatory Restrictions on Dividends; Source of Strength. The Company is regarded as a legal entity separate and distinct from the Bank. The principal source of the Company’s revenue is dividends received from the Bank. As described in more detail below, both state and federal law place limitations on the amount that banks may pay in dividends, which the Bank must adhere to when paying dividends to the Company. It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of income earned over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not pay cash dividends at levels that undermine the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. Given the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy in relation to the organization’s overall asset quality, level of current and prospective earnings, and composition, level and quality of capital. The guidance provides that the Company inform and consult with the Federal Reserve Board prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in an adverse change to the Company’s capital structure. See Part II, Item 5., “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities-Dividend Policy.”
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
Additional information on WashingtonFirst’s capital ratios may be found in Item 7 of this report under the heading “Capital Resources” included in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and in Item 8 of this report in the Notes to the Consolidated Financial Statements, and is here incorporated by reference.
As a bank holding company, the regulatory capital requirements of the Federal Reserve became applicable to the Company when the total consolidated assets equaled $500.0 million or more.
See “Regulation of the Bank” below for more specifics on capital requirements.
Revised Capital Adequacy Requirements. In December 2010, the Basel Committee on Banking Supervision released its final framework for strengthening international capital and liquidity regulation ("Basel III"). The regulations adopted by the U.S. federal bank regulatory agencies, when fully phased-in, will require bank holding companies and their bank subsidiaries to maintain more capital, with a greater emphasis on common equity. In July 2013, the Federal Reserve and FDIC issued a final rule implementing Basel III capital requirements as well as certain other regulatory capital and other requirements under the Dodd-Frank Act. The rules apply to all insured depository institutions and bank holding companies with consolidated assets over $500.0 million, such as WashingtonFirst. In broad terms, the regulations increase the required quality and quantity of the capital base, reduce the range of instruments that count as capital and increase the risk-weighted asset assessment for certain types of activities. WashingtonFirst and the Bank will be obligated to maintain higher capital ratios as the new regulatory standards are phased in beginning on January 1, 2015. Management expects the Company to continue to be well capitalized under Basel III.
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
Acquisitions by Bank Holding Companies. The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5 percent of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors. Acquisitions by Virginia bank holding companies are also subject to the provisions of Virginia law.
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
Audit Reports. Pursuant to FDIC Part 363, insured institutions with total assets of $500.0 million or more must submit annual audit reports prepared by independent auditors to federal and state regulators. In some instances, the audit report of the institution’s holding company can be used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements and reports of enforcement actions. For institutions with total assets of $1.0 billion or more, financial statements prepared in accordance with generally accepted accounting principles, management’s certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the FDIC, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted. For institutions with total assets of more than $3.0 billion, independent auditors may be required to review quarterly financial statements. FDICIA requires that independent audit committees be formed, consisting of outside directors only. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large customers.
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
Capital Adequacy Requirements. Similar to the Federal Reserve’s requirements for bank holding companies, the FDIC has adopted regulations establishing minimum requirements for the capital adequacy of insured banks. The FDIC’s risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Regulatory guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.
The FDIC’s regulations require insured banks to have and maintain a “Tier 1 risk-based capital” ratio of at least 4.0 percent and a “total risk-based capital” ratio of at least 8.0 percent of total risk-adjusted assets. “Tier 1 capital” generally includes common shareholders’ equity and qualifying perpetual preferred stock together with related surpluses and retained earnings, less deductions for goodwill and various other intangibles. “Tier 2 capital” may consist of a limited amount of intermediate-term preferred stock, a limited amount of term subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock not qualifying as Tier 1 capital, and a limited amount of the general valuation allowance for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash, to 100% for the bulk of assets which are typically held by a bank holding company, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one to four family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past due or nonperforming and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.
Total risk-based capital represents the sum of Tier 1 capital and Tier 2 capital, as those terms are defined in the regulations. As of December 31, 2014 the Bank’s ratio of Tier 1 capital to total risk-weighted assets was 9.88 percent and its ratio of total capital to total risk weighted assets was 10.94 percent.
The FDIC also requires insured banks to meet a minimum “leverage ratio” of Tier 1 capital to total assets of not less than 3.0 percent for a bank that is not anticipating or experiencing significant growth and is highly rated (i.e., has a composite rating of 1 on a scale of 1 to 5). Banks that the FDIC determines are anticipating or experiencing significant growth or that are not highly rated must meet a minimum leverage ratio of 4.0 percent. As of December 31, 2014, the Bank’s ratio of Tier 1 capital to average total assets (leverage ratio) was 8.33 percent.
Changes in Capital Requirements. Basel III became applicable to the Company and the Bank on January 1, 2015. The Basel III final capital framework, among other things, (i) introduces as a new capital measure "Common Equity Tier 1" ("CET1"), (ii) specifies that Tier 1 capital consists of CET1 and "Additional Tier 1 capital" instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.
When fully phased in by January 1, 2019, Basel III requires banks to maintain: (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a "capital conservation buffer" of 2.5%; (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer, or 8.5%; (iii) a minimum ratio of Total (Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0% plus the capital conservation buffer, or 10.5%; and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).
Basel III also provides for a "countercyclical capital buffer," generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented. The capital conservation buffer is designed to absorb losses during periods of economic stress.
Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) may face constraints on their ability to pay dividends, effect equity repurchases and pay discretionary bonuses to executive officers, which constraints vary based on the amount of the shortfall.
The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.
The federal banking regulators adopted a final rule in July 2013 to implement Basel III under regulations substantially consistent with the above. Basel III also includes, as part of the definition of CET1 capital, a requirement that banking institutions include the amount of Additional Other Comprehensive Income ("AOCI," which primarily consists of unrealized gains and losses on available for sale securities, which are not required to be treated as other-than-temporary impairment, net of tax) in calculating regulatory capital, unless the institution makes a one-time opt-out election from this provision in connection with the filing of its first regulatory reports after applicability of Basel III to that institution. Basel III also proposes a 4% minimum leverage ratio. We currently expect that the Company and the Bank will elect to exclude AOCI in calculating regulatory capital when they file their respective first regulatory reports in 2015, although we reserve the right to elect to include AOCI in the calculation of regulatory capital.
Basel III also makes changes to the manner of calculating risk weighted assets. New methodologies for determining risk weighted assets in the general capital rules are included, including revisions to recognition of credit risk mitigation, including a greater recognition of financial collateral and a wider range of eligible guarantors. They also include risk weighting of equity exposures and past due loans; and higher (greater than 100%) risk weighting for certain commercial real estate exposures that have higher credit risk profiles, including higher loan to value and equity components. In particular, loans categorized as "high-volatility commercial real estate" loans ("HVCRE loans") are required to be assigned a 150% risk weighting, and require additional capital support. HVCRE loans are defined to include any credit facility that finances or has financed the acquisition, development or construction of real property, unless it finances: 1-4 family residential properties; certain community development investments; agricultural land used or usable for, and whose value is based on, agricultural use; or commercial real estate projects in which: (i) the LTV is less than the applicable maximum supervisory LTV ratio established by the bank regulatory agencies; (ii) the borrower has contributed cash or unencumbered readily marketable assets, or has paid development expenses out of pocket, equal to at least 15% of the appraised "as completed" value; (iii) the borrower contributes its 15% before the bank advances any funds; and (iv) the capital contributed by the borrower, and any funds internally generated by the project, is contractually required to remain in the project until the facility is converted to permanent financing, sold or paid in full.
The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019. The Company's $2.5 million of subordinated notes due 2021 are intended to qualify for Tier 2 capital treatment under Basel III. Overall, the Company believes that implementation of Basel III will not have a material adverse effect on the Company's or the Bank's capital ratios, earnings, shareholder's equity, or its ability to pay dividends, effect stock repurchases or pay discretionary bonuses to executive officers.
Prompt Corrective Action. Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions, which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA. Under the regulations effective through December 31, 2014, a bank shall be deemed to be: (i) "well capitalized" if it has a Total Risk Based Capital Ratio of 10.0% or more, a Tier 1 Risk Based Capital Ratio of 6.0% or more, a Leverage Capital Ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a Total Risk Based Capital Ratio of 8.0% or more, a Tier 1 Risk Based Capital Ratio of 4.0% or more and a Tier 1 Leverage Capital Ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a Total Risk Based Capital Ratio that is less than 8.0%, a Tier 1 Risk based Capital Ratio that is less than 4.0% or a Leverage Capital Ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a Total Risk Based Capital Ratio that is less than 6.0%, a Tier 1 Risk Based Capital Ratio that is less than 3.0% or a Leverage Capital Ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Based on the most recent notification from the FDIC, the Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations.
An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate federal banking agency within 45 days of the date the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the applicable agency.
An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. Such guaranty shall be limited to the lesser of (i) an amount equal to 5.0% of the institution's total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary at such time to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized. Such a guaranty shall expire after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. An institution which fails to submit a written capital restoration plan within the requisite period, including any required performance guaranty, or fails in any material respect to implement a capital restoration plan, shall be subject to the restrictions in Section 38 of the FDIA which are applicable to significantly undercapitalized institutions.
A "critically undercapitalized institution" is to be placed in conservatorship or receivership within 90 days unless the FDIC formally determines that forbearance from such action would better protect the deposit insurance fund. Unless the FDIC or other appropriate federal banking regulatory agency makes specific further findings and certifies that the institution is viable and is not expected to fail, an institution that remains critically undercapitalized on average during the fourth calendar quarter after the date it becomes critically undercapitalized must be placed in receivership. The general rule is that the FDIC will be appointed as receiver within 90 days after a bank becomes critically undercapitalized unless extremely good cause is shown and an extension is agreed to by the federal regulators.

In general, good cause is defined as capital, which has been raised and is imminently available for infusion into the Bank except for certain technical requirements, which may delay the infusion for a period of time beyond the 90 day time period.
Immediately upon becoming undercapitalized, an institution shall become subject to the provisions of Section 38 of the FDIA, which (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution's assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include: requiring the institution to raise additional capital; restricting transactions with affiliates; requiring divestiture of the institution or the sale of the institution to a willing purchaser; and any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.
Additionally, under Section 11(c)(5) of the FDIA, a conservator or receiver may be appointed for an institution where: (i) an institution's obligations exceed its assets; (ii) there is substantial dissipation of the institution's assets or earnings as a result of any violation of law or any unsafe or unsound practice; (iii) the institution is in an unsafe or unsound condition; (iv) there is a willful violation of a cease-and-desist order; (v) the institution is unable to pay its obligations in the ordinary course of business; (vi) losses or threatened losses deplete all or substantially all of an institution's capital, and there is no reasonable prospect of becoming "adequately capitalized" without assistance; (vii) there is any violation of law or unsafe or unsound practice or condition that is likely to cause insolvency or substantial dissipation of assets or earnings, weaken the institution's condition, or otherwise seriously prejudice the interests of depositors or the insurance fund; (viii) an institution ceases to be insured; (ix) the institution is undercapitalized and has no reasonable prospect that it will become adequately capitalized, fails to become adequately capitalized when required to do so, or fails to submit or materially implement a capital restoration plan; or (x) the institution is critically undercapitalized or otherwise has substantially insufficient capital.
As noted above, Basel III integrates the new capital requirements into the prompt corrective action category definitions. As of January 1, 2015, the following capital requirements apply to the Company for purposes of Section 38.

Capital Category	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Capital Ratio	Leverage Ratio	Tangible Equity to Assets	Supplemental Leverage Ratio
Well Capitalized	10% or greater	8% or greater	6.5% or greater	5% or greater	n/a	n/a
Adequately Capitalized	8% or greater	6% or greater	4.5% or greater	4% or greater	n/a	3% or greater
Undercapitalized	Less than 8%	Less than 6%	Less than 4.5%	Less than 4%	n/a	Less than 3%
Significantly Undercapitalized	Less than 6%	Less than 4%	Less than 3%	Less than 3%	n/a	n/a
Critically Undercapitalized	n/a	n/a	n/a	n/a	Less than 2%	n/a
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
On February 7, 2011, the FDIC approved a final rule that amended its existing DIF restoration plan and implemented certain provisions of the Dodd-Frank Act. Since taking effect on April 1, 2011, the assessment base has been determined using average consolidated total assets minus average tangible equity rather than using adjusted domestic deposits. Because the change resulted in a much larger assessment base, the final rule also lowered the assessment rates in order to keep the total amount collected from financial institutions relatively unchanged from the amounts being collected before the provisions took effect. The current assessment rates, calculated on the revised assessment base, generally range from 2.5 to 9 basis points for Risk Category I institutions, 9 to 24 basis points for Risk Category II institutions, 18 to 33 basis points for Risk Category III institutions, and 30 to 45 basis points for Risk Category IV institutions. For large institutions (generally those with total assets of $10 billion or more), which does not include the Bank, the initial base assessment rate range from 5 to 35 basis points on an annualized basis. After the effect of potential base-rate adjustments, the total base assessment rate could range from 2.5 to 45 basis points on an annualized basis. Assessment rates for large institutions are calculated using a scorecard that combines CAMELS ratings and certain forward-looking financial measures to assess the risk a large institution poses to the DIF.
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
Concentrated Commercial Real Estate Lending Regulations. The federal banking agencies, including the FDIC, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100 percent or more of total capital, or (ii) total reported loans secured by multifamily and non-farm residential properties and loans for construction, land development, and other land represent 300 percent or more of total capital and the bank’s commercial real estate loan portfolio has increased 50 percent or more during the prior 36 months. Owner occupied loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address the following key elements: board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. WashingtonFirst recognizes that it has a high concentration of real estate loans and has implemented heightened risk management practices to monitor and control its exposure. Such risk management practices include but are not limited to: the establishment of an active credit quality process, detailed reporting and analysis, stress testing of the loan portfolio, and a robust credit workout process.
Community Reinvestment Act. The Community Reinvestment Act of 1977, or “CRA,” and the corresponding regulations are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to acquire the assets and assume the liabilities of another bank. Federal banking agencies are required to make public a rating of a bank’s performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. As of December 31, 2014, the Bank had a satisfactory CRA rating.
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
U.S. Treasury Small Business Lending Fund. Enacted into law as part of the Small Business Jobs Act of 2010, the Small Business Loan Fund, or “SBLF,” was created to be a dedicated investment fund that provided capital to qualified community banks and bank holding companies to encourage lending to small businesses. The program is voluntary and allowed eligible institutions to apply for the purchase by the U.S. Treasury of senior non-cumulative perpetual preferred stock in an aggregate amount based on a participant’s consolidated risk-weighted assets at the measurement date. Additional information information on WashingtonFirst’s participation in the SBLF program can be found in Item 7 Management’s Discussion and Analysis under Capital Resources.
The rate of dividends is determined based on increases or decreases in lending compared to a “baseline” established for each institution at the time of the investment. Dividend rates are adjusted quarterly during the first nine quarters of the investment and may vary between 1.0 percent and 5.0 percent based upon the percentage increase in qualifying small business loans (QSBL) from the QSBL Baseline. The rate in effect at the beginning of the tenth full quarter after the investment date will be fixed and payable until the expiration of the 4.5 year period beginning on the investment date. To encourage timely repayment, the dividend rate for the SBLF investment increases to 9.0 percent for all participating institutions four and a half years after the initial investment which will begin on February 4, 2016. WashingtonFirst’s dividend rate initially was determined to be one percent and has continued at that rate. The ninth dividend period coincided with September 30, 2013, and WashingtonFirst Bank’s QSBL as of September 30, 2013 had increased sufficiently such that the dividend rate on the Series D Preferred Stock for the eleventh dividend period (ending March 31, 2014) through 4.5 years after the closing of the SBLF transaction (February 4, 2016) was fixed the rate of 1%.
Participation in the SBLF subjects WashingtonFirst to various obligations, including certification obligations to the U.S. Treasury, access by governmental authorities to WashingtonFirst’s books and records and restrictions on WashingtonFirst’s ability to pay dividends. In addition, the U.S. Treasury is entitled to appoint an observer to the WashingtonFirst board of directors, if WashingtonFirst fails to pay dividends on the Series D Preferred Stock in accordance with its terms.

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
WashingtonFirst’s management continues to review and assess the provisions of the Dodd-Frank Act and assessing its probable impact on its business, financial condition, and results of operations.
Legislative Initiatives
Regulators have increased their focus on the regulation of financial institutions. A number of government initiatives, including those described below, designed to respond to recent conditions have been introduced over the past several years and have substantially intensified the regulation of financial institutions. From time to time, various legislative and regulatory initiatives may be introduced in Congress and state legislatures that may change banking statutes and the operating environment of WashingtonFirst and the Bank in substantial and unpredictable ways. WashingtonFirst cannot determine the ultimate effect that any potential legislation, if enacted, or implementing regulations with respect thereto, would have upon the financial condition or results of operations of WashingtonFirst or the Bank. A change in statutes, regulations, or regulatory policies applicable to WashingtonFirst or the Bank could have a material adverse effect on the financial condition, results of operation or business of WashingtonFirst and the Bank.
Incentive Compensation. In June 2010, the federal bank regulators issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation programs of financial institutions do not undermine the safety and soundness of banking organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Also, on April 14, 2011, the FDIC published a proposed interagency rule to implement certain incentive compensation requirements of the Dodd-Frank Act. Under the proposed rule, financial institutions must prohibit incentive-based compensation arrangements that encourage inappropriate risk taking that are deemed excessive or that may lead to material losses. These rules have not yet been finalized.
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
Internet Access to Corporate Documents
Information about WashingtonFirst can be found on its website at www.wfbi.com. WashingtonFirst posts its annual reports, quarterly reports, current reports, definitive proxy materials and any amendments to those reports in the “Investor Relations” section of the website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. All such filings are available free of charge. The information available on WashingtonFirst’s website is not part of this Annual Report on Form 10-K or any other report filed by WashingtonFirst with the SEC.

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
Many of WashingtonFirst’s competitors are well-established, larger financial institutions and many offer products and services that it does not. Many have substantially greater resources, name recognition and market presence that benefit them in attracting business. In addition, some operate in less stringent regulatory environments. While WashingtonFirst believes it competes effectively with these other financial institutions in its primary markets, it may face a competitive disadvantage as a result of its smaller size, smaller asset base, lack of geographic diversification and inability to spread its marketing costs across a broader market. If WashingtonFirst has to raise interest rates paid on deposits or lower interest rates charged on loans to compete effectively, its net interest margin and income could be negatively affected. Failure to compete effectively to attract new or to retain existing clients may reduce or limit WashingtonFirst’s net income and its market share and may adversely affect its results of operations, financial condition and growth.
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
A substantial portion of WashingtonFirst’s loan portfolio is secured by real estate collateral. As of December 31, 2014, approximately 87.2 percent of WashingtonFirst’s loans had real estate as a component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. While we believe that our loan portfolio is well diversified, these concentrations expose us to the risk that a decline in the real estate market or in the economic conditions in the greater Washington, D.C. metropolitan area, could increase the levels of nonperforming loans and charge-offs, decrease the value of collateral and reduce loan demand. In that event, WashingtonFirst’s earnings and capital could be adversely affected.
Commercial, commercial real estate and construction loans tend to have larger balances than single family mortgage loans and other consumer loans. Because the loan portfolio contains a significant number of commercial and commercial real estate and construction loans, the deterioration of one or a few of these loans may cause a significant increase in nonperforming assets. An increase in nonperforming loans could result in: a loss of earnings from these loans, an increase in the provision for loan losses, or an increase in loan charge-offs, which could have an adverse impact on the results of operations and financial condition.
Further, under guidance adopted by the federal banking regulators, banks that have concentrations in construction, land development or commercial real estate loans (other than loans for majority owner occupied properties) would be expected to maintain higher levels of risk management and, potentially, higher levels of capital. We may be required to maintain higher levels of capital than we would otherwise be expected to maintain as a result of our levels of construction, development and commercial real estate loans, which may require us to obtain additional capital sooner than we would otherwise seek it, which may reduce shareholder returns.
WashingtonFirst’s business strategy includes the continuation of its growth plans, and its financial condition and results of operations could be negatively affected if it fails to grow or fails to manage its growth effectively.
WashingtonFirst has grown rapidly in the past several years, through acquisition and through organic growth. The Company intends to continue to grow in its existing banking markets (internally and through additional offices) and to expand into new markets as appropriate opportunities arise. WashingtonFirst’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies that are experiencing growth. WashingtonFirst cannot assure you it will be able to maintain its rate of growth, expand its market presence in its existing markets, successfully enter new markets, or that any expansion or growth will not adversely affect its results of operations. Failure to manage WashingtonFirst’s growth effectively could have a material adverse effect on its business, future prospects, financial condition or results of operations, and could adversely affect its ability to successfully implement its business strategy. Also, if WashingtonFirst’s growth occurs more slowly than anticipated or declines, its operating results could be materially affected in an adverse way.
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

•
the time and costs of evaluating new markets, hiring experienced management, opening new offices, and the time lags between these activities and generating of sufficient assets and deposits to support the costs of the expansion;

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

WashingtonFirst may be subject to more stringent capital requirements, which could adversely affect its results of operations and future growth.
In 2013 the Federal Reserve, the FDIC and the OCC approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to WashingtonFirst. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Financial Reform Act. The final rule includes new minimum risk-based capital and leverage ratios which will be effective for WashingtonFirst on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements will be: (i) a new common equity Tier 1 (“CET1”) capital raio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%, increased from 4%; (iii) a total capital ratio of 8%, which is unchanged from the current rules; and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and when fully effective in 2019, will result in the following minimum ratios: (a) a common equity Tier 1 capital ratio of 7.0%; (b) a Tier 1 to risk-based assets capital ratio of 8.5%; and (c) a total capital ratio of 10.5%. the new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities. In addition, the final rule provides for a number of new deductions from and adjustments to capital and prescribes a revised approach for risk weightings that could result in higher risk weights for a variety of asset categories.
The application of these more stringent capital requirements for WashingtonFirst could, among other things, result in lower returns on equity, require the raising of additional capital, adversely affect WashingtonFirst’s future growth opportunities, and result in regulatory actions such as a prohibition on the payment of dividends or on the repurchase of shares if it were unable to comply with such requirements.
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
WashingtonFirst relies upon independent appraisals to determine the value of the real estate which secures a significant portion of its loans, and the values indicated by such appraisals may not be realizable if it is forced to foreclose upon such loans.
A significant portion of WashingtonFirst’s loan portfolio consists of loans secured by real estate, 87.2 percent as of December 31, 2014. WashingtonFirst relies upon independent appraisers to estimate the value of such real estate. Appraisals are only estimates of value and the independent appraisers may make mistakes of fact or judgment which adversely affect the reliability of their appraisals. In addition, events occurring after the initial appraisal may cause the value of the real estate to increase or decrease. As a result of any of these factors, the real estate securing some of WashingtonFirst’s loans may be more or less valuable than anticipated at the time the loans were made. If a default occurs on a loan secured by real estate that is less valuable than originally estimated, WashingtonFirst may not be able to recover the outstanding balance of the loan and may suffer a loss.
WashingtonFirst is exposed to risk of environmental liabilities with respect to properties to which it takes title.
In the course of its business, WashingtonFirst may foreclose and take title to real estate, potentially becoming subject to environmental liabilities associated with the properties. WashingtonFirst may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs or it may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. Costs associated with investigation or remediation activities can be substantial. If WashingtonFirst or the Bank is the owner or former owner of a contaminated site, it may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect WashingtonFirst’s business.
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
WashingtonFirst relies on digital technologies to conduct its operations, and those technologies may be compromised by the deliberate attacks by others or unintentional cybersecurity incidents. Deliberate cybersecurity attacks may seek to gain unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption. Other events may not seek unauthorized access, but may seek to prevent authorized users to be able to access digital systems, referred to as “denial of service” attacks. A cybersecurity incident of this type, could require WashingtonFirst to incur substantial remediation and increased cybersecurity protection costs, such as implementing new technologies, hiring and training new employees and engaging third party experts and consultants. In addition, WashingtonFirst could become subject to litigation from customers whose sensitive data was obtained without their consent, and to damage to the company’s reputation, which could have an adverse effect on the company’s financial condition and results of operation. From time to time, WashingtonFirst is subject to cybersecurity attacks arising in the normal course of its business. In the opinion of management, there have been no cybersecurity attacks which would have a material adverse effect on WashingtonFirst’s financial condition, results of operation or products and services.
WashingtonFirst’s operations rely on certain external vendors.
WashingtonFirst’s business is dependent on the use of outside service providers that support its day-to-day operations including data processing and electronic communications. WashingtonFirst’s operations are exposed to risk that a service provider may not perform in accordance with established performance standards required in its agreements for any number of reasons including: equipment or network failure, a change in their senior management, their financial condition, their product line or mix and how they support existing customers, or simple change in their strategic focus. While WashingtonFirst has comprehensive policies and procedures in place to mitigate risk at all phases of service provider management from selection, to performance monitoring and renewals, the failure of a service provider to perform in accordance with contractual agreements could be disruptive to WashingtonFirst’s business, which could have a material adverse effect on our financial condition and results of operations.

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
On August 15, 2014 and February 20, 2015, WashingtonFirst redeemed 4,449 shares and 4,449 shares, respectively, of the Series D Preferred Stock. Currently, 8,898 shares of the Series D Preferred Stock are issued and outstanding.
On February 4, 2016, 4.5 years from the closing of the SBLF transaction will have passed, the annual dividend rate will be fixed at 9.0 percent, regardless of the level of QSBL. Depending on a variety of factors, including market conditions, WashingtonFirst’s financial condition at the time, and its ability to obtain regulatory approval, WashingtonFirst may be unable to redeem the Series D Preferred Stock, and any such increases in the dividend rate could have a material adverse effect on WashingtonFirst’s liquidity.
The failure by the Bank to make payments of principal and interest on its outstanding subordinated capital notes may have negative consequences, including external involvement in the board of directors of the Bank or WashingtonFirst.
On June 15, 2012, the Bank incurred $2.5 million in subordinated indebtedness, which bears interest at a rate of 8.0 percent per annum, payable quarterly in arrears. Principal is due and payable in full on June 14, 2021. The subordinated capital notes are classified as Tier 2 capital by bank regulatory authorities. The Bank may call the subordinated capital notes, without penalty, at any time after June 15, 2015. The notes are the subordinated unsecured obligations of the Bank and are not guaranteed by WashingtonFirst. For so long as the notes qualify as Tier 2 capital under applicable banking regulations, the notes will be subordinate to all deposits and general creditors of the Bank. In connection with the issuance of the subordinated capital notes, WashingtonFirst issued a warrant to purchase 60,657 shares of common stock to the lender, exercisable at $10.30 per share, subject to adjustment.
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
The stock markets in general have experienced volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of WashingtonFirst’s common stock. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation, if instituted against WashingtonFirst, could result in very substantial costs, divert WashingtonFirst’s management’s attention and resources and harm WashingtonFirst’s business, operating results and financial condition.

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

•
design, establish, evaluate and maintain a system of disclosure controls and procedures to ensure the information required to be disclosed in its filings with the SEC is recorded, processed, summarized and reported in a timely manner;

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

The Virginia Stock Corporation Act, or “VSCA” contains provisions governing “affiliated transactions.” These include various transactions such as mergers, share exchanges, sales, leases, exchanges, mortgages, pledges, transfers or other material dispositions of assets, issuances of securities, dissolutions, and similar transactions with an “interested shareholder.” An interested shareholder is generally the beneficial owner of more than 10 percent of any class of a corporation’s outstanding voting shares. During the three years following the date a shareholder becomes an interested shareholder, any affiliated transaction with the interested shareholder must be approved by both a majority of the “disinterested directors” (those directors who were directors before the interested shareholder became an interested shareholder or who were recommended for election by a majority of disinterested directors) and by the affirmative vote of the holders of two-thirds of the corporation’s voting shares other than shares beneficially owned by the interested shareholder. These requirements do not apply to affiliated transactions if, among other things, a majority of the disinterested directors approve the interested shareholder’s acquisition of voting shares making such a person an interested shareholder before such acquisition. Beginning three years after the shareholder becomes an interested shareholder, the corporation may engage in an affiliated transaction with the interested shareholder if:

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
On December 30, 2014, WashingtonFirst entered into separate Investment Agreements (the “Investment Agreements”) with six institutional accredited investors (collectively, the “Investors”) relating to the sale by WashingtonFirst of an aggregate of 710,553 shares of common stock, $.01 par value per share (the “Common Stock”), and an aggregate of 666,666 shares of non-voting common stock, series A, $0.01 par value per share (the “Series A Stock”), at a price of $15.00 per share (the "Private Placement"). Each of the Investors was an existing shareholder of WashingtonFirst. WashingtonFirst received aggregate gross proceeds from the Investors of $20,658,285. WashingtonFirst also entered into a Registration Right Agreement with all of the Investors who purchased Common Stock in the Private Placement pursuant to which the Company agreed to file a registration statement on Form S-3 with the SEC within forty-five (45) days of the closing of the Private Placement for purposes of registering the resale of the shares of the Common Stock issued in the Private Placement.
WashingtonFirst may sell additional shares of common stock in subsequent public or private offerings or otherwise issue additional shares of common stock or securities convertible into or exchangeable for common stock in the future. WashingtonFirst has filed a registration statement with the SEC on Form S-8 providing for the registration of WashingtonFirst’s common stock issued or reserved for issuance under the WashingtonFirst 2010 Equity Compensation Plan and predecessor WashingtonFirst incentive plans. Subject to the satisfaction of vesting conditions, shares registered under WashingtonFirst’s registration statement on Form S-8 will be available for resale immediately in the public market without restriction.

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
As of March 5, 2015, the record date for purposes of the 2015 Annual Meeting of Shareholders, WashingtonFirst’s directors and executive officers as a group beneficially own approximately 25.91 percent of WashingtonFirst’s outstanding common stock and options exercisable within sixty days. Consequently, WashingtonFirst’s board of directors has significant influence over all matters that require approval by WashingtonFirst’s shareholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may limit the ability of other shareholders to influence corporate matters.
WashingtonFirst’s ability to pay cash dividends is subject to regulatory restrictions, and it may be unable to pay future cash dividends.
WashingtonFirst’s ability to pay dividends is subject to regulatory, statutory and contractual restrictions and the need to maintain sufficient capital. Its only source of funds with which to pay dividends to its shareholders are dividends received from the Bank, and the Bank’s ability to pay dividends is limited by its own obligations to maintain sufficient capital and regulatory restrictions. If these regulatory requirements are not satisfied, WashingtonFirst will be unable to pay dividends on its common stock. The Company commenced paying cash dividends in 2014 and has paid a dividend of four cents ($0.04) per share -- on the Company’s outstanding shares of common stock and Series A non-voting common stock -- on January 2, April 1, July 1 and October 1, 2014.  In the fourth quarter 2014, the Company increased the quarterly cash dividend to five cents ($0.05) per share, which was paid January 2, 2015.
Future cash dividend payments and common stock repurchases are subject to certain restrictions by the terms of the Secretary of the Treasury’s equity investment in WashingtonFirst.
Under the terms of the SBLF, for so long as any preferred stock issued under the SBLF remains outstanding, WashingtonFirst is prohibited from making a cash dividend payment or share repurchase if, after the payment or repurchase, its Tier 1 capital would not be at least 90 percent of the amount existing at the time immediately after August 4, 2011, excluding any subsequent net charge-offs and partial repayments of the SBLF funding. This 90 percent limitation will decrease by a dollar amount equal to 10.0 percent of the SBLF funding for every 1.0 percent increase in QSBL that WashingtonFirst has achieved over the QSBL Baseline. These restrictions will no longer apply to WashingtonFirst after it has repaid the SBLF funding in full.

Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
WashingtonFirst leases offices and branch locations that are used in the normal course of business. WashingtonFirst does not own any banking facilities. As of December 31, 2014, WashingtonFirst leased 18 properties, of which 17 were operating branches and one was a corporate headquarter office. The branches consist of eleven locations in Virginia, four in Maryland, and two branches in the District of Columbia. All of the leased properties are in good operating condition and are adequate for WashingtonFirst’s present and anticipated future needs.

Corporate Office
Reston Town Center - Corporate Headquarters 11921 Freedom Drive Reston, VA 20190
Virginia Branches
Annandale	Great Falls	Reston
7023 Little River Turnpike	9851 Georgetown Pike	11636 Plaza America Drive
Annandale, VA 22003	Great Falls, VA 22066	Reston, VA 20190

Ballston	Herndon	Sterling
4501 North Fairfax Drive	13081 Worldgate Drive	46901 Cedar Lake Plaza
Arlington, VA 22203	Herndon, VA 20170	Sterling, VA 20164

Fairfax	Manassas Park	Tysons Corner
10777 Main Street	9113 Manassas Drive	2095 Chain Bridge Road
Fairfax, VA 22030	Manassas Park, VA 20111	Vienna, VA 22182

Fair Lakes	McLean (Opened January 2015)
12735 Shoppes Lane	1356 Chain Bridge Road
Fairfax, VA 22033	McLean, VA 22101

Maryland Branches
Bethesda	Oxon Hill	Greenbelt
7708 Woodmont Avenue	6089 Oxon Hill Road	6329 Greenbelt Road
Bethesda, MD 20814	Oxon Hill, MD 20745	College Park, MD 20740

Rockville
14941 Shady Grove Road
Rockville, MD 20850

District of Columbia Branches
19th Street	Connecticut Avenue
1146 19th Street, NW	1025 Connecticut Avenue, NW
Washington, DC 20036	Washington, DC 20036
Item 3. LEGAL PROCEEDINGS
From time to time, WashingtonFirst becomes involved in litigation relating to claims arising in the normal course of its business. In the opinion of management, there are no pending or threatened legal proceedings which would have a material adverse effect on WashingtonFirst’s financial condition or results of operations.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
(a)    Our common stock voting is listed for trading on the NASDAQ Capital Market under the symbol “WFBI.” Our common stock non-voting is not listed on any exchange. As of March 11, 2015, there were 7,753,002 shares of common stock voting issued and outstanding and 1,817,842 shares of common stock non-voting issued and outstanding. As of that date, our common stock voting was held by approximately 597 shareholders of record and the closing price of our common stock voting was $15.75. As of that date, our common stock non-voting was held by two shareholders of record.
The information below represents the high and low closing price per share of the common stock voting stock for the periods indicated below, as reported on the NASDAQ:

	Sales Prices		Common Stock Voting and Non-Voting Cash Dividends Declared
	Common Stock Voting
	High	Low
	(per share)
2015
First Quarter (through March 11, 2015)	$16.10	$15.00	$0.05
2014
Fourth Quarter	15.65	14.81	0.05
Third Quarter	15.51	13.81	0.04
Second Quarter	14.76	14.00	0.04
First Quarter	14.76	13.53	0.04
2013
Fourth Quarter	14.28	12.05	0.04
Third Quarter	12.49	10.72	—
Second Quarter	11.11	10.20	—
First Quarter	12.70	9.98	—
* Retroactively adjusted to reflect the effect of all stock dividends
Payment of dividends is at the discretion of the board of directors of WashingtonFirst and is subject to various federal and state regulatory limitations. The Board of Directors has declared three (3) stock dividends, on the Company’s outstanding shares of common stock voting and common stock non-voting, in the amount of five percent (5%) each: on January 23, 2012 (paid February 29, 2012), on April 5, 2013 (paid May 17, 2013), and on July 21, 2014 (paid September 2, 2014).  All per share amounts in this report have been retroactively adjusted to reflect these stock dividends.
The Company commenced paying cash dividends in 2014 and has paid a dividend of four cents ($0.04) per share -- on the Company’s outstanding shares of common stock voting and common stock non-voting -- on January 2, April 1, July 1 and October 1, 2014.  In the fourth quarter 2014, the Company increased the quarterly cash dividend to five cents ($0.05) per share, which was paid January 2, 2015 and has declared a second five cents ($0.05) to be paid on April 1, 2015. Although the Company expects to declare and pay quarterly cash dividends in the future, any such dividend would be at the discretion of the Board of Directors of the Company and would be subject to various federal and state regulatory limitations.
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
The terms of our trust preferred securities and the preferred stock we issued under the SBLF contain restrictions on our ability to declare and pay dividends on out common stock. See “Item 1A. Risk Factors – Risks Associated with WashingtonFirst’s Common

Stock – Future dividend payments and common stock repurchases are subject to certain restrictions by the terms of the Secretary of the Treasury’s equity investment in WashingtonFirst” for more information.
Shareholder Performance Graph
The following graph compares the performance of WashingtonFirst’s common stock with the performance of the S&P 500 Stock Market Index and the SNL U.S. Bank Index over the period from December 31, 2009 to December 31, 2014. The graph assumes that $100 was invested on December 31, 2009 in each of: WashingtonFirst’s common stock voting; the S&P 500 Stock Market Index: and the SNL U.S. Bank Index. The graph also assumes that all dividends were reinvested into the same securities throughout the past five years. WashingtonFirst obtained the information contained in the performance graph from SNL Financial.

	For the Year Ended December 31,
Index	2009	2010	2011	2012	2013	2014
WashingtonFirst Bankshares, Inc.	$100.00	$121.05	$110.53	$120.47	$166.43	$186.98
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
SNL U.S. Bank	100.00	112.05	86.78	117.11	160.79	179.74
This performance graph shall not be deemed to be "soliciting material" or to be "filed" with the SEC, and this performance graph shall not be incorporated by reference into any of WashingtonFirst’s filings under the Securities Act or the Securities Exchange Act of 1934 and related regulations (collectively, the "Exchange Act"), or any other document, whether made before or after the date of this report and irrespective of any general incorporation language contained in a filing or document (except to the extent WashingtonFirst specifically incorporates this section by reference into a filing or document).
(b) Not applicable.
(c) WashingtonFirst did not repurchase any shares of its common stock during 2014, 2013 or 2012.

Item 6. Selected Financial Data
The selected consolidated financial data presented below should be reviewed in conjunction with the audited consolidated financial statements and related notes and with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

	2014	2013	2012	2011	2010
	(Dollars in thousands, except per share data)
Results of Operations:
Interest income	$55,119	$46,829	$28,219	$24,387	$19,958
Interest expense	7,219	6,130	4,949	5,009	5,516
Net interest income	47,900	40,699	23,270	19,378	14,442
Provision for loan losses	3,005	4,755	3,225	2,301	1,747
Net interest income after provision for loan losses	44,895	35,944	20,045	17,077	12,695
Non-interest income	1,998	1,139	3,541	1,159	938
Non-interest expenses	33,116	28,117	20,178	13,835	11,222
Income before taxes	13,777	8,966	3,408	4,401	3,411
Income tax expense	4,353	2,627	1,173	1,794	926
Net income	9,424	6,339	2,235	2,607	2,485
Net income available to common stockholders	9,263	6,161	2,057	1,930	705
Per Share Data (1):
Net income - basic per share	$1.14	$0.77	$0.57	$0.60	$0.23
Net income - diluted per share	1.12	0.76	0.56	0.59	0.22
Book value per common share	12.67	11.18	10.63	11.13	10.19
Tangible book value per common share	11.95	10.69	10.12	10.01	9.06
Period End Balances:
Assets	$1,333,390	$1,127,559	$1,147,818	$559,462	$434,526
Loans (2)	1,066,126	838,120	753,355	419,937	329,759
Investments (3)	171,733	148,897	138,221	59,477	48,216
Deposits	1,086,063	948,903	972,660	479,001	353,818
Borrowings (4)	104,311	63,489	64,923	24,350	32,850
Shareholders’ equity	134,538	107,604	101,520	53,477	46,121
Average Balances:
Assets	$1,259,832	$1,060,309	$575,751	$494,121	$401,942
Loans (2)	949,808	783,683	443,578	369,009	292,170
Investments (3)	172,367	124,418	66,675	54,609	42,027
Deposits	1,059,529	892,167	487,318	414,568	322,601
Borrowings (4)	81,859	56,693	29,314	28,088	33,354
Shareholders’ equity	112,707	105,489	56,801	49,727	44,491
Performance Ratios:
Return on average assets	0.75%	0.60%	0.39%	0.53%	0.37%
Return on average shareholders' equity	8.36%	6.01%	3.92%	5.24%	3.34%
Yield on average interest-earning assets	4.51%	4.57%	5.02%	5.06%	5.10%
Rate on average interest-bearing liabilities	0.83%	0.84%	1.24%	1.43%	1.81%
Net interest spread	3.68%	3.73%	3.78%	3.63%	3.29%
Net interest margin	3.92%	3.97%	4.14%	4.02%	3.69%
Efficiency ratio	66.4%	67.2%	75.3%	67.4%	72.3%
Capital Ratios:
Total regulatory capital to risk-weighted assets	13.20%	14.05%	13.77%	11.84%	12.46%
Tier 1 capital to risk-weighted assets	12.14%	12.80%	12.71%	10.73%	11.50%
Tier 1 leverage	10.23%	10.53%	9.97%	9.06%	9.62%
Tangible common equity to tangible assets	8.62%	7.64%	6.97%	5.78%	6.92%
Average equity to average assets	8.95%	9.95%	9.87%	10.06%	11.07%
Credit Quality Ratios:
Allowance for loan losses to loans	0.87%	1.02%	0.83%	1.17%	1.05%
Non-GAAP adjusted allowance for loan losses to total loans (5)	1.46%	1.67%	2.09%	n/a	n/a
Non-performing loans to total loans	1.02%	2.48%	2.48%	1.50%	1.27%
Non-performing assets to total assets	0.84%	1.97%	1.92%	1.25%	1.23%
Net charge-offs to average loans	0.24%	0.32%	0.43%	0.22%	0.35%

(1) Retroactively adjusted to reflect the effect of all stock dividends.
(2) Includes Loans held for sale, at lower of cost or fair value and loans held for investment, at amortized cost.
(3) Includes the following categories from the balance sheet: available-for-sale investment securities and other equity securities.
(4) Includes the following categories from the balance sheet: other borrowings, FHLB advances, and long-term borrowings.
(5) Reconciliation to GAAP measure provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial
Condition-Allowance for loan losses."

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations should be read together with WashingtonFirst’s financial statements and the related notes to the financial statements for the fiscal years ended December 31, 2014, 2013 and 2012.
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

Overview
WashingtonFirst generates the majority of its revenues from interest income on loans, income from investment securities, and service charges on customer accounts. Revenues are partially offset by interest expense paid on deposits and other borrowings, and non-interest expenses such as compensation and employee benefits, other operating costs and occupancy expenses. Net interest income is the difference between interest income on earning assets such as loans and securities and interest expense on liabilities such as the deposits and borrowings used to fund those assets. Net interest income is the Company’s largest source of revenue. Net interest income after provision for loan losses for the year ended December 31, 2014 was $44.9 million, compared to $35.9 million and $20.0 million, respectively, for 2013 and 2012. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and margin.
Net income available to common shareholders was $9.3 million for 2014, compared to $6.2 million and $2.1 million, respectively, for 2013 and 2012. Diluted earnings per share were $1.12 per common share for 2014, compared to $0.76 per common share and $0.56 per common share, respectively, for 2013 and 2012. The increase in net income available to common shareholders year over year is primarily the result of an increased average balance in interest earning assets due to organic growth of the Bank and through the Alliance Acquisition in the fourth quarter 2012 and the Millennium Transaction in the first quarter 2014. In addition to the increased revenues earned as a result of the larger loan portfolio, increased costs were incurred. Compensation and employee benefit expenses for 2014 were $18.1 million, compared to $14.0 million and $8.4 million, respectively, for 2013 and 2012. Premises and equipment expenses have also increased as the bank continues to grow with $5.8 million for 2014, compared to $5.5 million and $2.7 million, respectively, for 2013 and 2012. The Company’s other operating expenses has also increased with the growth, primarily the result of increased business and franchise taxes, with $4.5 million for 2014, compared to $4.1 million and $2.2 million, respectively, for 2013 and 2012.
As of December 31, 2014 and 2013, total assets were $1.3 billion and $1.1 billion, respectively. Total loans held for investment increased by $226.2 million (27.3 percent) from $829.6 million as of December 31, 2013, to $1.1 billion as of December 31, 2014. Of this increase, approximately $39.2 million were loans acquired in the Millennium Transaction in the first quarter 2014 which remained on the books at year end, with the remaining $187.0 million attributable to organic loan production. Tier 1 capital increased by $22.2 million to $135.0 million as of December 31, 2014, compared to $112.8 million as of December 31, 2013.
As of December 31, 2014, WashingtonFirst had $11.2 million in nonperforming assets, a decrease of $11.1 million from December 31, 2013. Allowance for loan losses increased by $0.7 million during 2014 compared to December 31, 2013. The increase in the allowance was driven by $2.6 million in charge-offs, fully offset by provision for loan losses of $3.0 million and recoveries of $0.3 million. This resulted in a $9.3 million allowance for loan losses as of December 31, 2014, compared to $8.5 million as of December 31, 2013.
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
The general allowance constituted 70.5 percent of the total allowance at December 31, 2014 and 53.2 percent at December 31, 2013. The general allowance is calculated in two parts based on an internal risk classification of loans within each portfolio segment. Allowances on loans considered to be impaired under regulatory guidance are calculated separately from loans considered to be “pass”

rated under the same guidance. This segregation allows the Company to monitor the allowance applicable to higher risk loans separate from the remainder of the portfolio in order to better manage risk and ensure the sufficiency of the allowance for loan losses. The loans acquired in the Millennium Transaction and Alliance Acquisition were recorded at fair value, and the original credit marks from purchase accounting are not affecting the allowance for loan losses as of December 31, 2014. Allowances on those loans subsequent to the acquisition have been recorded in the allowance for loan losses.
As of December 31, 2014, the specific allowance accounted for 29.5 percent of the total allowance as compared to 46.8 percent percent at December 31, 2013. The estimated losses on impaired loans can differ substantially from actual losses. The portion of the allowance representing specific allowances is established on individually impaired loans. As a practical expedient, for collateral dependent loans, the Company measures impairment based on the net realizable value of the underlying collateral. For loans on which the Company has not elected to use a practical expedient to measure impairment, the Company will measure impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate. In determining the cash flows to be included in the discount calculation the Company considers the following factors that combine to estimate the probability and severity of potential losses:

•	the borrower’s overall financial condition;

•	resources and payment record;

•	demonstrated or documented support available from financial guarantors; and

•	the adequacy of collateral value and the ultimate realization of that value at liquidation.
Goodwill and Other Intangible Asset Impairment
Goodwill represents the excess purchase price paid over the fair value of the net assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value be compared to the carrying amount of net assets, including goodwill. If the net fair value exceeds the net book value, no write-down of recorded goodwill is required. If the fair value is less than book value, an expense may be required to write-down the related goodwill to the proper carrying value. The Company tests for impairment of goodwill as of each fiscal year end and again at any quarter-end if any triggering events occur during a quarter that may affect goodwill. Examples of such events include, but are not limited to, a significant deterioration in future operating results, adverse action by a regulator or a loss of key personnel. Determining the fair value requires the Company to use a degree of subjectivity. Washington First recognized approximately $2.6 million of goodwill as a part of the Millennium Transaction. No goodwill impairment was recognized for the years ended December 31, 2014, 2013, and 2012.
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
The Millennium Transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the transaction date. The excess of fair value of net liabilities assumed exceeded cash received in the transaction resulting in goodwill of $2.6 million. The Company also recorded $0.5 million in core deposit intangibles which will be amortized over five to eight years, depending on the underlying instrument.
Results of Operations

Table M1: Selected Performance Ratios
	For the Year Ended December 31,
	2014	2013	2012
	(dollars in thousands, except earning per share)
Average total assets	$1,259,832	$1,060,309	$575,751
Average shareholders' equity	112,707	105,489	56,801
Net income	9,424	6,339	2,235
Basic earnings per common share (1)	$1.14	$0.77	$0.57
Fully diluted earnings per common share (1)	$1.12	$0.76	$0.56
Return on average assets	0.75%	0.60%	0.39%
Return on average shareholders' equity	8.36%	6.01%	3.92%
Return on average common equity	9.59%	7.03%	5.29%
Average shareholders' equity to average total assets	8.95%	9.95%	9.87%
Efficiency ratio	66.37%	67.20%	75.26%
Dividend payout ratio	14.91%	5.19%	—%
(1) Retroactively adjusted to reflect the effect of all stock dividends.

Table M2: Net Interest Income and Margin
	For the Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Net interest income	$47,900	$40,699	$23,270
Yield on average interest-earning assets	4.51%	4.57%	5.02%
Rate on average interest-earning liabilities	0.83%	0.84%	1.24%
Net interest spread	3.68%	3.73%	3.78%
Net interest margin	3.92%	3.97%	4.14%
The following tables provide information regarding interest-earning assets and funding for the years ended December 31, 2014, 2013 and 2012. The balance of non-accruing loans is included in the average balance of loans presented, though the related income is accounted for on a cash basis. Therefore, as the balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly. The lower average rate on interest-bearing demand deposits, money market deposit accounts and savings accounts is consistent with general trends in average short-term rates during the periods presented. The downward trend in the average rate on time deposits reflects the maturity of older time deposits and the issuance of new time deposits at lower market rates.

Table M3: Average Balances, Interest Income and Expense and Average Yield and Rates
	For the Year Ended December 31,
	2014			2013			2012
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (1)	$949,808	$51,612	5.43%	$783,683	$44,267	5.65%	$443,578	$26,648	6.01%
Investment securities - taxable	163,351	2,886	1.77%	115,356	2,011	1.74%	63,746	1,358	2.13%
Investment securities - tax-exempt (2)	4,776	133	3.56%	5,941	154	3.29%	208	3	1.92%
Other equity securities	4,240	166	3.92%	3,121	89	2.84%	2,721	49	1.79%
Interest-bearing balances	14,056	87	0.62%	8,726	48	0.55%	9,746	53	0.55%
Federal funds sold	87,388	235	0.27%	109,291	260	0.24%	42,268	108	0.25%
Total interest earning assets	1,223,619	55,119	4.51%	1,026,118	46,829	4.57%	562,267	28,219	5.02%
Non-interest earning assets:
Cash and due from banks	3,216			4,030			2,565
Premises and equipment	5,932			3,755			2,790
Other real estate owned	1,026			2,432			744
Other assets (3)	34,605			30,738			13,198
Less: allowance for loan losses	(8,566)			(6,764)			(5,813)
Total non-interest earning assets	36,213			34,191			13,484
Total Assets	$1,259,832			$1,060,309			$575,751

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$90,759	$193	0.21%	$88,479	$167	0.19%	$19,817	$57	0.29%
Money market deposit accounts	212,373	1,026	0.48%	134,514	665	0.49%	60,723	376	0.62%
Savings accounts	124,943	896	0.72%	104,590	803	0.77%	77,666	716	0.92%
Time deposits	358,982	3,328	0.93%	342,880	3,129	0.91%	212,134	2,925	1.38%
Total interest-bearing deposits	787,057	5,443	0.69%	670,463	4,764	0.71%	370,340	4,074	1.10%
FHLB advances	63,108	1,051	1.67%	33,269	673	2.02%	28,013	723	2.58%
Other borrowings and long-term borrowings	18,751	725	3.87%	23,424	693	2.96%	1,301	152	11.61%
Total interest-bearing liabilities	868,916	7,219	0.83%	727,156	6,130	0.84%	399,654	4,949	1.24%
Non-interest-bearing liabilities:
Demand deposits	272,472			221,704			116,978
Other liabilities	5,737			5,960			2,318
Total non-interest-bearing liabilities	278,209			227,664			119,296
Total Liabilities	1,147,125			954,820			518,950
Shareholders’ Equity	112,707			105,489			56,801
Total Liabilities and Shareholders’ Equity	$1,259,832			$1,060,309			$575,751

Interest Spread (4)			3.68%			3.73%			3.78%
Net Interest Margin (2)(5)		$47,900	3.92%		$40,699	3.97%		$23,270	4.14%

(1)	Includes loans held for sale and loans placed on non-accrual status.

(2)	Interest income and yield are presented on a fully taxable equivalent basis using a federal statutory rate of 35 percent.

(3)	Includes intangibles, deferred tax asset, accrued interest receivable, bank-owned life insurance and other assets.

(4)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(5)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

The following tables set forth information regarding the changes in the components of WashingtonFirst’s net interest income for the periods indicated. For each category, information is provided for changes attributable to changes in volume (change in volume multiplied by old rate) and changes in rate (change in rate multiplied by old volume). Combined rate/volume variances, the third element of the calculation, are allocated based on their relative size. The decreases in income due to changes in rate reflect the reset of variable rate investments, variable rate deposit accounts and adjustable rate mortgages to lower rates and the acquisition of new lower yielding investments and loans, as described above. The decrease in expense reflects the decreased cost of funding due to lower interest rates available in the debt markets. The increases due to changes in volume reflect the increase in on-balance sheet assets during the years ended December 31, 2014 and 2013.

Table M4: Changes in Rate and Volume Analysis
	2014 vs. 2013			2013 vs. 2012
	(Decrease)/Increase Due to			(Decrease)/Increase Due to
	Rate	Volume	Total	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Loans	$(1,685)	$9,030	$7,345	$(1,621)	$19,240	$17,619
Investment securities - taxable	24	851	875	(277)	930	653
Investment securities - tax exempt	16	(37)	(21)	4	147	151
Other equity securities	40	37	77	32	8	40
Interest bearing balances	7	32	39	—	(5)	(5)
Federal funds sold	31	(56)	(25)	(4)	156	152
Total income from interest-earning assets	(1,567)	9,857	8,290	(1,866)	20,476	18,610
Expense from interest-bearing liabilities:
Interest-bearing deposits	(136)	815	679	(1,800)	2,490	690
FHLB Advances	(133)	511	378	(169)	119	(50)
Borrowed funds	185	(153)	32	(182)	723	541
Total expense from interest-bearing liabilities	(84)	1,173	1,089	(2,151)	3,332	1,181
Increase in net interest income	$(1,483)	$8,684	$7,201	$285	$17,144	$17,429
Interest Earning Assets
Average loan balances were $949.8 million for the year ended December 31, 2014, compared to $783.7 million and $443.6 million for 2013 and 2012, respectively. The related interest income from loans was $51.6 million for the year ended December 31, 2014 resulting in an average yield of 5.43 percent, compared to $44.3 million and $26.6 million for 2013 and 2012, respectively, resulting in average yields of 5.65 percent and 6.01 percent, respectively. The decrease in average yield on loans reflects competitive pressure on loan pricing during the period (including the repricing of adjustable rate loans). Interest rates are established for classes of loans that include variable rates based on the prime rate as reported by The Wall Street Journal or other identifiable bases while others carry fixed rates with terms as long as 15 years. Most variable rate originations include minimum initial rates and/or floors.
Taxable investment securities balances averaged $163.4 million for the year ended December 31, 2014, compared to $115.4 million and $63.7 million for 2013 and 2012, respectively. Interest income generated on these investment securities for the year ended December 31, 2014 totaled $2.9 million, or a 1.77 percent yield, compared to $2.0 million or a 1.74 percent yield and $1.4 million or a 2.13 percent yield, for 2013 and 2012, respectively.
Tax-exempt investment securities balances averaged $4.8 million for the year ended December 31, 2014, compared to $5.9 million and $0.2 million, for 2013 and 2012, respectively. Interest income generated on these investment securities for the year ended December 31, 2014 totaled $0.1 million, or a 3.56 percent yield, compared to $0.2 million or a 3.29 percent and $3,000 or a 1.92 percent yield for 2013 and 2012, respectively. The yield for tax-exempt securities has been presented as a fully taxable equivalent.
Other equity securities balances averaged $4.2 million for the year ended December 31, 2014, compared to $3.1 million and $2.7 million, for 2013 and 2012, respectively. Interest income generated on these investment securities for the year ended December 31, 2014 totaled $0.2 million, or a 3.92 percent yield, compared to $0.1 million or a 2.84 percent and $49,000 or a 1.79 percent yield for 2013 and 2012, respectively.
Interest-bearing balances averaged $14.1 million for the year ended December 31, 2014, compared to $8.7 million and $9.7 million, for 2013 and 2012, respectively. The increase in the average investment securities was primarily a result of shifting excess cash reserves into the investment portfolio. Interest income generated on these investment securities for the year ended December 31, 2014 totaled $0.1 million, or a 0.62 percent yield, compared to $48,000 or a 0.55 percent and $0.1 million or a 0.55 percent yield for 2013 and 2012, respectively.
Short-term investments in federal funds sold averaged $87.4 million for the year ended December 31, 2014, compared to $109.3 million and $42.3 million for 2013 and 2012, respectively. The decrease in average short-term investments in 2014 compared to 2013 is primarily a result of the excess federal funds sold balances in the first quarter 2013 due to the Alliance acquisition in December 2012. Interest income generated on these assets for the year ended December 31, 2014 totaled $0.2 million, or a 0.27 percent yield, compared to $0.3 million or a 0.24 percent yield and $0.1 million or a 0.25 percent yield in 2013 and 2012, respectively.
Interest Bearing Liabilities
Average interest-bearing deposits were $787.1 million for the year ended December 31, 2014 compared to $670.5 million and $370.3 million for 2013 and 2012, respectively. The increase in the average interest-bearing deposits in 2014 and 2013 is the result of organic growth and acquisitions. The related interest expense from interest-bearing deposits was $5.4 million for the year ended December 31, 2014, compared to $4.8 million and $4.1 million for 2013 and 2012, respectively. The average rate on these deposits was 0.69 percent for the year ended December 31, 2014, compared to 0.71 percent and 1.10 percent for 2013 and 2012, respectively. The increase in interest expense is primarily attributable to an increase in the average balance of interest bearing liabilities as well as changes in the mix of deposit funding.
FHLB advances averaged $63.1 million for the year ended December 31, 2014, compared to $33.3 million and $28.0 million for 2013 and 2012, respectively. Interest expense incurred on these borrowing for the year ended December 31, 2014 totaled $1.1 million, or a 1.67 percent rate, compared to $0.7 million, or a 2.02 percent rate and $0.7 million or a 2.58 percent rate for 2013 and 2012, respectively.
Other borrowings and long-term liabilities averaged $18.8 million for the year ended December 31, 2014, compared to $23.4 million and $1.3 million for 2013 and 2012, respectively. Interest expense incurred on these borrowing for the year ended December 31, 2014 totaled $0.7 million, or a 3.87 percent rate, compared to $0.7 million, or a 2.96 percent rate and $0.2 million or a 11.61 percent rate for 2013 and 2012, respectively.
Provision for Loan Losses. During the year ended December 31, 2014, WashingtonFirst recorded provisions to its allowance for loan losses of $3.0 million, charge-offs of $2.6 million and recoveries of $0.3 million, compared to provisions to its allowance for loan losses of $4.8 million, charge-offs of $3.0 million and recoveries of $0.5 million for 2013, and provisions to its allowance for loan losses of $3.2 million, charge-offs of $2.1 million and recoveries of $0.2 million for 2012.
Service Charges on Deposit Accounts. Service charges on deposit accounts were $0.5 million for the years ended 2014, 2013 and 2012, respectively.
Earnings on Bank-Owned Life Insurance. Earnings on bank-owned life insurance were $0.4 million, $0.3 million and $10,000 for the years ended December 31, 2014, 2013 and 2012, respectively. The increase in earnings is the result of the banks increase in investment over the years.
Gain on Sale of Other Real Estate Owned. During the year ended December 31, 2014, WashingtonFirst realized net gains of $0.1 million on sale or OREO properties, compared to realized net gains of $0.2 million and $0.1 million for 2013 and 2012. See Note 8 - Other Real Estate Owned for further details.
Gain on Acquisition. During the year ended December 31, 2012, WashingtonFirst realized a $2.5 million gain resulting from the acquisition of Alliance. There were no similar gains in 2013 or 2014.
Gain on Sale of Other Loans, net. During the year ended December 31, 2014 and 2013, WashingtonFirst realized gains on the sale of loans of $0.4 million and $0.8 million, respectively, with no similar gains being recognized in 2012. The $0.4 million gain in 2014 is a result of the newly created mortgage business. The $0.8 million gain recorded in 2013 is the result of the sale of part of its HELOC portfolio acquired in the Alliance acquisition. This was considered a one-time event and did not occur in 2012 or 2014.
Gain/Loss on Sale of Available-for-Sale Investment Securities. During the year ended 2014 and 2013, WashingtonFirst received proceeds of $21.2 million and $6.5 million, respectively, from the call or sale of securities from its available-for-sale investment portfolio resulting in net realized gains of $0.2 million and net realized losses of $1.5 million, respectively. During 2012, WashingtonFirst received proceeds of $40,000 from the call or sale of securities from its available-for-sale investment portfolio, resulting in immaterial losses. Of the $21.2 million proceeds received in 2014 from the call or sale of securities, the majority of the proceeds stem from the Millennium Transaction and management’s decision to reorganize the portfolio of securities received as a result of the Millennium Transaction. The $1.5 million net realized loss in 2013 was primarily caused by the liquidation of an investment in a bank trust preferred collateralized debt obligation security (“Trapeza CDO”) because of uncertainty regarding the future accounting implications of such investment under the revised, final “Volcker Rule” of the Dodd-Frank Act, which was released jointly by the Federal Reserve and a number of federal regulatory agencies in December of 2013. The Trapeza CDO, which was purchased in 2007 and classified as “Available for Sale”, was sold on December 19, 2013.
Other Operating Income. During the year ended December 31, 2014, WashingtonFirst recorded $0.6 million of other operating income compared to $0.8 million and $0.5 million for 2013 and 2012, respectively.
Compensation and Employee Benefits. Compensation and employee benefits were $18.1 million, $14.0 million and $8.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. The increase in compensation and employee benefits in 2014 and 2013 compared to 2012 is primarily the result of increased headcount as the bank continues to expand.
Premises and Equipment. Premises and equipment expenses were $5.8 million, $5.5 million and $2.7 million for 2014, 2013 and 2012, respectively. The increase in 2013 compared to 2012 was primarily due to the increase in rent expense associated with the addition of new branches in the Alliance acquisition and the expansion of corporate headquarters.
Data Processing. Data processing expenses were $3.1 million, $3.0 million and $1.5 million for 2014, 2013 and 2012, respectively. The increase in 2013 compared to 2012 was primarily due to the increased size of the company after the Alliance acquisition.
Professional Fees. Professional fees, which includes legal, accounting and other professional services, were $1.4 million, $1.5 million and $0.4 million for the year ended December 31, 2014, 2013 and 2012, respectively. The increase in professional fees in 2013 compared to 2012 is primarily due to the company going public and the substantial increase in size of the Company resulting from the Alliance acquisition.
Merger Expenses. Merger expenses were $0.2 million, $6,000 and $4.9 million for the year ended December 31, 2014, 2013 and 2012, respectively. The significant merger expenses incurred in 2012 were due the Alliance acquisition, with some running into 2013. The merger expenses incurred in 2014 were due to the Millennium Transaction in first quarter 2014.
Other Operating Expenses. Other operating expenses were $4.5 million, $4.1 million and $2.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. The increase from 2012 to 2013 is primarily due to the substantial increase in size of the Company resulting from the Alliance acquisition. See Note 23 - Other Expenses for further details.
Provision for Income Taxes. Provision for income taxes were $4.4 million, $2.6 million and $1.2 million for the years ended December 31, 2014, 2013, and 2012, respectively, resulting in effective tax rates of 31.60 percent, 29.30 percent and 34.42 percent, respectively. The effective tax rate in 2013 benefited primarily from the deductibility of certain 2012 transaction costs after completing a tax analysis on these costs when preparing the 2013 tax return and a favorable change in the state deferred tax rate due to changes in apportionment of the combined company following the 2012 transaction. The 2014 effective rate benefited from the release of the valuation allowance related to the probability of Company being able to utilize all deferred tax assets before expiration.
Financial Condition
Total assets were $1.3 billion as of December 31, 2014, compared to $1.1 billion as of December 31, 2013. As of December 31, 2014, WashingtonFirst had $62.3 million of cash and cash equivalents, compared to $109.2 million as of December 31, 2013. As of December 31, 2014, WashingtonFirst had $166.5 million of investments, compared to $145.4 million as of December 31, 2013.
Total loans held for investment increased by $226.2 million (27.3 percent) from $829.6 million as of December 31, 2013, to $1.1 billion as of December 31, 2014. Of this net increase, approximately $39.2 million was due to the Millennium Transaction in the first quarter 2014, with the remaining $187.0 million attributable to organic loan production.
Total deposits increased $137.2 million (14.5 percent) from $948.9 million as of December 31, 2013 to $1.1 billion as of December 31, 2014. Of this increase, $67.5 million is attributable to net organic growth and $69.7 million is a net result of the Millennium Transaction in the first quarter 2014.
Total shareholders’ equity increased $26.9 million (25.0 percent) from $107.6 million as of December 31, 2013 to $134.5 million as of December 31, 2014. The increase in total shareholders’ equity in 2014 is primarily driven by the Private Placement in December 2014 which raised a net $20.5 million in capital, net income of $9.4 million, stock option exercises of $0.8 million. These increases were partially offset by the redemption of 25 percent ($4.4 million) of the $17.8 million outstanding shares of Series D Preferred Stock that had been issued through the Company’s participation in the Small Business Lending Fund program. Additionally, the cash dividends declared in 2014 offset the increases by $1.4 million.
Loans Held for Sale
Loans in this category are originated by the Mortgage Division and comprised of residential mortgage loans extended to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loans. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans and servicing are sold concurrently. The Loans Held for Sale (“LHFS”) are closed in our name and carried on our books until the loan is delivered to and purchased by an investor, generally within fifteen to forty-five days. WashingtonFirst’s Mortgage Division was recently created and commenced production in the first quarter of 2014. As of December 31, 2014, loans held for sale totaled $1.1 million. The amount of loans held for sale outstanding at the end of any given month fluctuates with the volume of loans closed during the month and the timing of loans purchased by investors.
Loans Held for Investment
In its lending activities, WashingtonFirst seeks to develop relationships with clients whose business and individual banking needs will grow with WashingtonFirst. WashingtonFirst has made significant efforts to be responsive to the lending needs in the markets served, while maintaining sound asset quality and credit practices. WashingtonFirst extends credit to construction and development, residential real estate, commercial real estate, commercial and industrial and consumer borrowers in the normal course of business. The loans held for investment portfolio totaled $1.1 billion as of December 31, 2014, an increase of $227.0 million from the December 31, 2013 balance of $838.1 million.

Table M5: Loan Portfolio by Loan Class
	As of December 31,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Construction and development	$156,241	14.7%	$97,324	11.6%	$91,586	12.2%	$50,993	12.1%	$61,659	18.7%
Commercial real estate	650,051	61.0%	521,760	62.3%	408,359	54.2%	231,434	55.1%	137,528	41.7%
Residential real estate	122,306	11.5%	95,428	11.4%	126,394	16.8%	40,758	9.7%	52,271	15.9%
Real estate loans	928,598	87.2%	714,512	85.3%	626,339	83.2%	323,185	76.9%	251,458	76.3%
Commercial and industrial	127,084	11.9%	120,833	14.4%	124,670	16.5%	94,718	22.6%	75,311	22.8%
Consumer	9,376	0.9%	2,775	0.3%	2,346	0.3%	2,034	0.5%	2,990	0.9%
Total loans	$1,065,058	100.0%	$838,120	100.0%	$753,355	100.0%	$419,937	100.0%	$329,759	100.0%
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
Loans secured by various types of real estate, which includes construction and development loans, commercial real estate loans, and residential real estate loans, constitute the largest portion of total loans. Of that portion, commercial real estate loans represent the largest dollar exposure. Substantially all of these loans are secured by properties in the greater Washington, D.C. metropolitan area with the heaviest concentration in Northern Virginia. Risk is managed through diversification by sub-market, property type, and loan size, and by seeking loans with multiple sources of repayment. The average outstanding loan balance in this portfolio is $0.5 million as of December 31, 2014.
Construction and development loans represented 14.7 percent and 11.6 percent of the total loan portfolio at December 31, 2014 and 2013, respectively. New originations in this segment are being underwritten in the context of current market conditions and are particularly focused in sub-markets which the Company believes to be relatively strong as compared to other markets in the region. Legacy loans, particularly in the land and speculative construction portion of this portfolio, have been largely converted to amortizing loans with regular principal and interest payments. WashingtonFirst expects any future reductions in its land and speculative construction exposure to be partially offset by increases in residential construction activities as market conditions improve.
Secured residential real estate loans represented 11.5 percent and 11.4 percent of total loans as of December 31, 2014 and 2013, respectively. In general, loans in these categories represent loans underwritten to customers who had or established a deposit relationship with the respective bank at the time the loan was originated. WashingtonFirst believes that its underwriting criteria reflect current market conditions.

The contractual maturity ranges or repricing schedules, as appropriate, of the loans in WashingtonFirst’s loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2014 are summarized in the following table:

Table M6: Loan Portfolio Maturity Schedule by Loan Class
	As of December 31, 2014
	One Year or Less	One to Five Years	Over Five Years	Total
	(in thousands)
Construction and development	$93,671	$51,608	$10,962	$156,241
Commercial real estate	71,950	242,437	335,664	650,051
Residential real estate	6,948	24,459	90,899	122,306
Commercial and industrial	60,192	46,534	20,358	127,084
Consumer	1,146	6,250	1,980	9,376
Total loans	$233,907	$371,288	$459,863	$1,065,058

Loans with a predetermined interest rate	$42,905	$252,142	$108,849	$403,896
Loans with a floating or adjustable interest rate	191,002	119,146	351,014	661,162
Total loans	$233,907	$371,288	$459,863	$1,065,058
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

Table M7: Held of Investment Loan Portfolio by Risk Rating and Loan Class
	As of December 31, 2014
Internal risk rating grades	Pass	Watch	Special Mention	Substandard	Total
Risk rating number	1 to 5	6	7	8
	(in thousands)
Construction and development	$154,506	$1,494	$—	$241	$156,241
Commercial real estate	623,964	6,491	10,342	9,254	650,051
Residential real estate	117,163	2,928	1,090	1,125	122,306
Commercial and industrial	116,781	5,450	2,727	2,126	127,084
Consumer	9,244	125	—	7	9,376
Balance at end of period	$1,021,658	$16,488	$14,159	$12,753	$1,065,058
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
When payments are 90 days or more in arrears or when WashingtonFirst determines that it is no longer prudent to recognize current interest income on a loan, WashingtonFirst classifies the loan as non-accrual. Non-accrual loans decreased from $15.1 million as of December 31, 2013 to $8.7 million as of December 31, 2014. From time to time, a loan may be past due 90 days or more but is well secured and in the process of collection and thus warrants remaining on accrual status. As of December 31, 2014 and 2013, there were no loans past due more than 90 days that were still accruing.

Table M8: Loan Portfolio Aging and Non-Accrual Loans by Loan Class
	As of December 31, 2014
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	Total Past Due	Total Loans
	(in thousands)
Construction and development	$155,414	$—	$586	$241	$827	$156,241
Commercial real estate	641,292	201	2,911	5,647	8,759	650,051
Residential real estate	119,855	598	—	1,853	2,451	122,306
Commercial and industrial	124,591	857	683	953	2,493	127,084
Consumer	9,112	264	—	—	264	9,376
Balance at end of period	$1,050,264	$1,920	$4,180	$8,694	$14,794	$1,065,058

	As of December 31, 2013
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	Total Past Due	Total Loans
	(in thousands)
Construction and development	$95,271	$—	$—	$2,053	$2,053	$97,324
Commercial real estate	510,043	613	2,771	8,333	11,717	521,760
Residential real estate	93,338	97	101	1,892	2,090	95,428
Commercial and industrial	117,531	250	381	2,671	3,302	120,833
Consumer	2,532	100	5	138	243	2,775
Balance at end of period	$818,715	$1,060	$3,258	$15,087	$19,405	$838,120

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
The allowance for loan losses was $9.3 million as of December 31, 2014, or approximately 0.87 percent of loans outstanding, compared to $8.5 million or approximately 1.02 percent of loans outstanding as of December 31, 2013 and $6.3 million or approximately 0.83 percent of loans outstanding, as of December 31, 2012.
WashingtonFirst has allocated $2.7 million as of December 31, 2014 for specific loans evaluated individually for impairment. For the year ended December 31, 2014, WashingtonFirst recorded $3.0 million in provisions for loan losses, $2.6 million in charge-offs and $0.3 million in recoveries, compared to $4.8 million in provision for loans losses, $3.0 million in charge-off and $0.5 million in recoveries for the year ended December 31, 2013. For the year ended December 31, 2012, WashingtonFirst recorded $3.2 million in provision for loan losses, $2.1 million in charge-offs and $0.2 million in recoveries.
In connection with the acquisition of Alliance in December 2012, as well as the Millennium Transaction in February 2014, the respective allowances for loan losses that had been on the books of Alliance and Millennium were eliminated and each loan was individually measured and recorded at fair value at the time of acquisition. At acquisition, the loan portfolio acquired from Alliance had a book value of $277.6 million, and was recorded at a fair value of $268.3 million. The Millennium loan portfolio had a book value of $57.2 million at the date of the transaction and was recorded at a fair value of $51.3 million.
Of the Bank’s $1.1 billion in gross loans outstanding as of December 31, 2014, approximately $123.1 million or 11.6 percent were recorded on the books at fair value in connection with the acquisition of Alliance and the Millennium Transaction and have an aggregate discount on the books of $5.9 million as of December 31, 2014. This discount is a net amount consisting of credit-related mark-downs of $6.3 million, yield-related mark-downs of $1.6 million and yield-related mark-ups of $2.0 million.

The adjustment required to reconcile GAAP allowance for loan losses with WashingtonFirst’s non-GAAP adjusted allowance for loan losses and adjusted allowance for loan losses to total loans ratios is the addition of the credit purchase accounting marks on purchased loans in the portfolio. Loans that were acquired under the purchase accounting method are carried at book value with certain accounting marks set up on them at the time of purchase. These accounting marks can be pricing marks or credit marks. Pricing marks account for the difference in current interest rates and the interest rate on the loan being acquired, and may be either positive or negative. Credit marks may only be negative and are similar to an allowance for loans losses based on credit quality. Therefore, in determining the adjusted allowance for loan losses and related ratio, the credit mark component is added to the allowance for loan losses and to the total loans held for investment. Below is a reconciliation of the allowance for loan losses and related ratios to the non-GAAP adjusted allowance for loan losses and related ratios as of December 31, 2014 and 2013:

Table M9: Reconciliation of GAAP Allowance Ratio to Non-GAAP Allowance Ratio
	As of December 31,
	2014	2013
	(dollars in thousands)
GAAP allowance for loan losses	$9,257	$8,534
GAAP loans held for investment, at amortized cost	1,065,058	838,120

GAAP allowance for loan losses to total loans	0.87%	1.02%

GAAP allowance for loan losses	$9,257	$8,534
Plus: Credit purchase accounting marks	6,336	5,538
Non-GAAP adjusted allowance for loan losses	$15,593	$14,072

GAAP loans held for investment, at amortized cost	$1,065,058	$838,120
Plus: Credit purchase accounting marks	6,336	5,538
Non-GAAP loans held for investment, at amortized cost	$1,071,394	$843,658

Non-GAAP adjusted allowance for loan losses to total loans	1.46%	1.67%
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

Table M10: Analysis of the Allowance for Loan Losses
	For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Balance at beginning of period	$8,534	$6,260	$4,932	$3,447	$2,856
Provision for loan losses	3,005	4,755	3,225	2,301	1,747
Charge-offs:
Construction and development	(100)	—	(508)	(300)	(476)
Commercial real estate	(938)	(109)	(694)	(195)	(340)
Residential real estate	(715)	(817)	(232)	(202)	(269)
Commercial and industrial	(618)	(2,077)	(647)	(148)	(97)
Consumer loans	(232)	(1)	(5)	(7)	(3)
Total charge-offs	(2,603)	(3,004)	(2,086)	(852)	(1,185)
Recoveries:
Construction and development	—	74	19	—	—
Commercial real estate	102	234	138	—	—
Residential real estate	197	42	32	25	9
Commercial and industrial	18	164	—	11	20
Consumer	4	9	—	—	—
Total recoveries	321	523	189	36	29
Net charge-offs	(2,282)	(2,481)	(1,897)	(816)	(1,156)
Balance at end of period	$9,257	$8,534	$6,260	$4,932	$3,447

Allowance for loan losses to total loans	0.87%	1.02%	0.83%	1.17%	1.05%
Non-GAAP adjusted allowance for loan losses to total loans	1.46%	1.67%	2.09%	n/a	n/a
Allowance for loan losses to non-accrual loans	106.48%	56.57%	40.09%	160.23%	97.70%
Allowance for loan losses to non-performing assets	82.61%	38.33%	28.39%	70.59%	64.43%
Non-performing assets to total assets	0.84%	1.97%	1.92%	1.25%	1.23%
Net charge-offs to average loans	0.24%	0.32%	0.43%	0.22%	0.35%

Table M11: Changes in Allowance for Loan Losses by Loan Class
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Balance as of January 1, 2012	$1,048	$2,313	$633	$899	$39	$4,932
Provision for/(release of) loan losses	304	898	140	1,890	(7)	3,225
Charge-offs	(508)	(694)	(232)	(647)	(5)	(2,086)
Recoveries	19	138	32	—	—	189
Balance as of December 31, 2012	863	2,655	573	2,142	27	6,260
(Release of)/provision for loan losses	(256)	2,247	1,122	1,572	70	4,755
Charge-offs	—	(109)	(817)	(2,077)	(1)	(3,004)
Recoveries	74	234	42	164	9	523
Balance as of December 31, 2013	681	5,027	920	1,801	105	8,534
Provision for loan losses	447	1,483	518	411	146	3,005
Charge-offs	(100)	(938)	(715)	(618)	(232)	(2,603)
Recoveries	—	102	197	18	4	321
Balance as of December 31, 2014	$1,028	$5,674	$920	$1,612	$23	$9,257

Table M12: Loan Held for Investment and Related Allowance for Loan Losses by Impairment Method and Loan Class
	As of December 31, 2014
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Ending Balance:
Evaluated collectively for impairment	$156,000	$625,673	$117,278	$120,640	$9,363	$1,028,954
Evaluated individually for impairment	241	24,378	5,028	6,444	13	36,104
	$156,241	$650,051	$122,306	$127,084	$9,376	$1,065,058

Allowance for Losses:
Evaluated collectively for impairment	$1,024	$4,137	$489	$858	$18	$6,526
Evaluated individually for impairment	4	1,537	431	754	5	2,731
	$1,028	$5,674	$920	$1,612	$23	$9,257
Non-performing Assets
As of December 31, 2014, WashingtonFirst had $11.2 million of non-performing assets compared to $22.3 million as of December 31, 2013, a decrease of $11.1 million. The ratio of non-performing assets to total assets decreased to 0.84 percent as of December 31, 2014 from 1.97 percent as of December 31, 2013, a 113 basis point decrease. The ratio of non-performing assets to total assets as of December 31, 2014 fell below WashingtonFirst’s historical trends primarily due to management’s efforts to resolve non-performing loans and dispose of OREO properties acquired in recent transactions.

Table M13: Non-Performing Assets
	As of December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Non-accrual loans	$8,694	$15,087	$15,615	$3,078	$3,528
90+ days past due still accruing	—	—	—	—	—
Troubled debt restructurings still accruing	2,151	5,715	3,036	3,226	—
Asset-backed security	—	—	106	68	977
Other real estate owned	361	1,463	3,294	615	845
Total non-performing assets	$11,206	$22,265	$22,051	$6,987	$5,350

Non-performing assets to total assets	0.84%	1.97%	1.92%	1.25%	1.23%
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
As of December 31, 2014, there was $8.7 million in loans on non-accrual status compared to $15.1 million as of December 31, 2013. The $8.7 million non-accrual loan balance consists primarily of loans secured by commercial real estate. The specific allowance for impaired loans was $2.7 million and $4.0 million, respectively, as of December 31, 2014 and 2013.
Other Real Estate Owned (OREO). As of December 31, 2014, WashingtonFirst had $0.4 million classified as other real estate owned (“OREO”) on the balance sheet, compared to $1.5 million and $3.3 million as of December 31, 2013 and 2012, respectively. During the year ended December 31, 2014, WashingtonFirst sold seven OREO properties collecting cash proceeds of $1.2 million, resulting in net realized gains of $0.1 million, compared to ten sales in 2013 collecting cash proceeds of $3.7 million resulting in net realized gains of $0.2 million and one sale in December 31, 2012 collecting cash proceeds of $0.9 million resulting in net realized gains of $0.1 million. During the year ended December 31, 2014, WashingtonFirst acquired one OREO property with a fair value of $0.4 million through foreclosure, compared five OREO properties with a fair value of $2.2 million in 2013. For the year ended 2012, WashingtonFirst acquired two OREO properties through foreclosure with a fair value of $1.2 million and eight properties in the Alliance Acquisition with a fair value of $2.7 million.

Table M14: Changes in Other Real Estate Owned
	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Balance at beginning of period	$1,463	$3,294	$615
Properties acquired at foreclosure	360	2,176	1,161
Properties acquired in acquisition of Alliance	—	—	2,677
Sales of foreclosed properties	(1,130)	(3,573)	(851)
Valuation adjustments	(332)	(434)	(308)
Balance at end of period	$361	$1,463	$3,294
Investment Securities - Available-for-sale
WashingtonFirst actively manages its portfolio duration and composition in response to changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are pledged as collateral for certain borrowing transactions, public funds and repurchase agreements. The total fair value of the amount of the investment securities accounted for under available-for-sale accounting was $166.5 million as of December 31, 2014 compared to $145.4 million as of December 31, 2013. The increase is primarily attributable to additional purchases of investment securities in excess of amounts that matured during the course of the year in order to increase the proportion of investments on the balance sheet and to increase interest income.

Table M15: Available-for-Sale Investment Securities Summary by Year
	As of December 31,
	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
U.S. Treasuries	$3,014	1.8%	$2,996	2.1%	$5,000	3.7%
U.S. Government agencies	51,864	31.1%	38,039	26.2%	26,570	19.7%
Mortgage-backed securities	50,792	30.5%	43,854	30.1%	25,959	19.3%
Collateralized mortgage obligations	44,815	26.9%	42,717	29.4%	56,259	41.8%
Taxable state and municipal securities	12,754	7.7%	12,170	8.4%	14,714	10.9%
Tax-exempt state and municipal securities	3,269	2.0%	5,591	3.8%	5,990	4.5%
Asset-backed debt securities	—	—%	—	—%	106	0.1%
Total available-for-sale investment securities	$166,508	100.0%	$145,367	100.0%	$134,598	100.0%
The investment portfolio contains U.S. Treasury securities; U.S. Government agency securities; collateralized mortgage obligations (“CMOs”) and mortgage backed securities (“MBS”) backed by residential mortgages guaranteed by the US Government, FNMA or FHLMC; and municipal securities. When prepayments on various CMOs and MBS instruments occur at a faster rate than anticipated, premium amortization increases which adversely impacts the portfolio yield. As of December 31, 2014, U.S. Government and agency securities represented $54.9 million or 33.0 percent of the portfolio, while CMOs and MBS were $95.6 million, or 57.4 percent of the portfolio, and municipal securities were $16.0 million, or 9.6 percent of the portfolio.
The yield on the taxable available-for-sale investment securities portfolio for 2014 was 1.77 percent, compared to 1.74 percent and 2.13 percent , respectively, for 2013 and 2012. The tax equivalent yield on the tax-exempt available-for-sale investment securities portfolio for 2014 was 3.56 percent, compared to 3.29 percent and 1.92 percent, respectively, for 2013 and 2012.
The amortized cost, fair value and yield of investments by remaining contractual maturity for available-for-sale investment securities as of December 31, 2014 are set forth below. Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

Table M16: Available-for-Sale Investment Securities Contractual Maturity
	As of December 31, 2014
	Amortized Cost	Fair Value	Weighted-Average Yield
	(in thousands)
Due within one year	$1,186	$1,204	3.41%
Due after one year through five years	49,818	50,294	1.71%
Due after five years through ten years	36,776	37,011	2.00%
Due after ten years	78,052	77,999	1.85%
Total available-for-sale investment securities	$165,832	$166,508	1.85%
Other Equity Securities
WashingtonFirst’s securities portfolio contains restricted stock investments that are required to be held as part of its banking operations. These include stock of the FHLB, Atlantic Central Bankers Bank (“ACBB”) and Community Bankers Bank (“CBB”).

Table M17: Composition of Other Equity Securities
	As of December 31,
	2014	2013
	(in thousands)
FHLB stock	$4,869	$3,174
ACBB	100	100
CBB	256	256
Total other equity securities	$5,225	$3,530
Deposits
WashingtonFirst seeks deposits within its market area by offering high-quality customer service, using technology to deliver deposit services effectively and paying competitive interest rates.
As of December 31, 2014, the deposit portfolio totaled $1.1 billion, comprising of $278.1 million of non-interest bearing deposits and $808.0 million of interest bearing deposits. Total deposits increased $137.2 million (14.5 percent) from $948.9 million as of December 31, 2013 to $1.1 billion as of December 31, 2014. Of this increase, $67.5 million is attributable to net organic growth and $69.7 million is a net result of the Millennium Transaction in the first quarter 2014. As of December 31, 2013, the deposit portfolio totaled $948.9 million, which was composed of $231.3 million of non-interest bearing deposits and $717.6 million of interest bearing deposits.
Average interest-bearing deposits were $787.1 million for the year ended December 31, 2014 compared to $670.5 million and $370.3 million for 2013 and 2012, respectively. The increase in the average interest-bearing deposits in 2014 and 2013 is the result of organic growth and acquisitions. The related interest expense from interest-bearing deposits was $5.4 million for the year ended December 31, 2014, compared to $4.8 million and $4.1 million for 2013 and 2012, respectively. The average rate on these deposits was 0.69 percent for the year ended December 31, 2014, compared to 0.71 percent and 1.10 percent for 2013 and 2012, respectively. The increase in interest expense is primarily attributable to an increase in the average balance of interest bearing liabilities as well as changes in the mix of deposit funding.
Average non-interest bearing demand deposits were $272.5 million for the year ended December 31, 2014, compared to $221.7 million and $117.0 million for 2013 and 2012, respectively. The increase in the average non-interest-bearing deposits in 2014 and 2013 is the result of organic growth and acquisitions.

Table M18: Certificates of Deposit Greater Than or Equal to $100,000 by Maturity
	As of December 31,
	2014	2013
	(in thousands)
Three months or less	$49,637	$31,521
Three through six months	33,056	62,096
Six through twelve months	71,438	37,344
Over twelve months	116,718	77,353
Total certificates of deposit greater than or equal to $100,000	$270,849	$208,314
Other Borrowings
Other borrowings consist of customer repurchase agreements which are standard commercial bank transactions that involve a WashingtonFirst customer instead of a wholesale bank or broker. This product is an accommodation to commercial customers and individuals that require safety for their funds beyond the FDIC deposit insurance limits. WashingtonFirst believes this product offers it a stable source of financing at a reasonable market rate of interest and is continuing the program. As of December 31, 2014, WashingtonFirst had $8.2 million of customer repurchase agreements, compared to $10.2 million as of December 31, 2013.
FHLB Advances
The FHLB is a significant source of funding for WashingtonFirst. WashingtonFirst augments its funding portfolio with FHLB advances for both liquidity and interest rate management. The book value as of December 31, 2014 and 2013 contains a $3.0 million and $3.5 million purchase price adjustment, respectively, associated with the advance acquired in the Alliance acquisition mentioned above and is being amortized over the life of the advance. Advances are secured by a lien on certain loans and securities of WashingtonFirst Bank that are pledged from time to time.

Table M19: Composition of FHLB Advances
	As of December 31,
	2014	2013
	(dollars in thousands)
As of period ended:
FHLB advances	$83,054	$40,000
FHLB purchase accounting mark	2,993	3,478
FHLB total	$86,047	$43,478
Weighted average outstanding effective interest rate	1.58%	1.30%

Table M20: FHLB Advances Average Balances
	For the Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Averages for the period:
FHLB advances	$63,108	$33,269	$28,013
Average effective interest rate paid during the period	1.67%	2.02%	2.58%
Maximum month-end balance outstanding	$101,169	$43,478	$67,850
Long-term Borrowings

Table M21: Long-term Borrowings Detail
	As of December 31,
	2014	2013
	(in thousands)
Subordinated debt	$2,281	$2,247
Trust preferred capital notes	7,746	7,607
Long-term borrowings	$10,027	$9,854

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
On June 30, 2003, Alliance invested $0.3 million as common equity into a wholly-owned Delaware statutory business trust (the “Trust”). Simultaneously, the Trust privately issued $10.0 million face amount of thirty-year floating rate trust preferred capital securities (the “Trust Preferred Capital Notes”) in a pooled trust preferred capital securities offering. The Trust used the offering proceeds, plus the equity, to purchase $10.3 million principal amount of Alliances’ floating rate junior subordinated debentures due 2033 (the “Subordinated Debentures”). Both the Trust Preferred Capital Notes and the Subordinated Debentures are callable at any time, without penalty. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15 percent subject to quarterly interest rate adjustments. The interest rates as of December 31, 2014 and 2013 were 3.39 percent and 3.39 percent, respectively. The Trust Preferred Capital Notes are guaranteed by WashingtonFirst on a subordinated basis, and were recorded on WashingtonFirst’s books at the time of the Alliance acquisition at a discounted amount of $7.5 million, which was the fair value of the instruments at the time of the acquisition. The $2.5 million discount is being expensed monthly over the life of the obligation.
Under the indenture governing the Trust Preferred Capital Notes, WashingtonFirst has the right to defer payments of interest for up to twenty consecutive quarterly periods. The interest deferred under the indenture compounds quarterly at the interest rate then in effect. WashingtonFirst is not currently deferring the interest payments.
All or a portion of the Trust Preferred Capital Notes may be included as Tier 1 Capital in the regulatory computation of capital adequacy. Under current regulatory guidelines, the Trust Preferred Capital Notes may constitute no more than 25 percent of total Tier 1 Capital. Any amount not eligible to be counted as Tier 1 Capital is considered to be Tier 2 Capital. As of December 31, 2014 and 2013, the entire amount of Trust Preferred Capital Notes was considered Tier 1 Capital.
Capital Resources
Capital management consists of providing equity to support WashingtonFirst’s current and future operations. The Company is subject to capital adequacy requirements imposed by the Federal Reserve Board and the Bank is subject to capital adequacy requirements imposed by the FDIC. Both the Federal Reserve Board and the FDIC have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. See Item 1 - Business under the “Regulation” section for more information on regulatory capital requirements.
As of December 31, 2014 and 2013, WashingtonFirst Bank had $43.9 million and $47.8 million, respectively, of capital in excess of the amount needed to meet the regulatory minimum Tier 1 leverage ratio required to be considered “well capitalized”.
As described in Item 1 - Business under the “Regulation” section, WashingtonFirst elected to participate in the SBLF program, and on August 4, 2011, WashingtonFirst issued and sold to the U.S. Treasury 17,796 shares of Series D Preferred Stock for an aggregate purchase price of $17.8 million in cash. In 2014, WashingtonFirst redeemed 25 percent ($4.4 million) of the $17.8 million outstanding shares of Series D Preferred Stock that had been issued through the Company’s participation in the SBLF program.
Total shareholders’ equity increased $26.9 million (25.0 percent) from $107.6 million as of December 31, 2013 to $134.5 million as of December 31, 2014. The increase in total shareholders’ equity in 2014 is primarily driven by the Private Placement in December 2014 which raised a net $20.5 million in capital, net income of $9.4 million, stock option exercises of $0.8 million. These increases were partially offset by the redemption of 25 percent ($4.4 million) of SBLF preferred stock. Additionally, the cash dividends declared in 2014 offset the increases by $1.4 million.

Table M22: Capital Categories, Capital Ratios and Minimum Capital Ratios Required by Bank Regulators
	As of December 31,
	2014	2013
	(in thousands)
Tier 1 Capital:
Common stock	$95	$76
Capital surplus	112,887	85,636
Preferred stock	13,347	17,796
Accumulated earnings	7,775	5,605
Less: disallowed assets	(6,894)	(3,943)
Add: Trust preferred	7,746	7,607
Total Tier 1 Capital	$134,956	$112,777

Tier 2 Capital:
Qualifying allowance for loan losses	$9,257	$8,534
Qualifying subordinated debt	2,500	2,500
Total Tier 2 Capital	$11,757	$11,034

Total risk-based capital	$146,713	$123,811
Risk weighted assets	1,111,426	881,235
Qualifying quarterly average assets	1,319,030	1,070,599

Table M23: Capital Ratios and Regulatory Requirements Summary
	As of December 31,		To Be Well Capitalized Under Prompt Corrective Action Provisions	For Minimum Capital Adequacy Requirements
	2014	2013
Capital Ratios:
Total risk-based capital ratio	13.20%	14.05%	10.00%	8.00%
Tier 1 risk-based capital ratio	12.14%	12.80%	6.00%	4.00%
Tier 1 leverage ratio	10.23%	10.53%	5.00%	4.00%
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
As of December 31, 2014, WashingtonFirst had $62.3 million in cash and cash equivalents to support the business activities and deposit flows of its clients. WashingtonFirst maintains credit lines at the FHLB and other correspondent banks. As of December 31, 2014, WashingtonFirst had a total credit line of $266.9 million with the FHLB with an unused portion of $183.8 million. Borrowings with the FHLB have certain collateral requirements and are subject to disbursement approval by the FHLB. As of December 31, 2014, WashingtonFirst also had $71.5 million in unsecured borrowing capacity from correspondent banks. As of December 31, 2014, WashingtonFirst did not have any outstanding borrowings from its correspondent banks. All borrowings from correspondent banks are subject to disbursement approval. In addition to the borrowing capacity described above, WashingtonFirst may sell investment securities, loans and other assets to generate additional liquidity. Management believes that it has sufficient liquidity to protect depositors, provide for business growth and comply with regulatory requirements.

Concentrations
Substantially all of WashingtonFirst’s loans, commitments and standby letters of credit have been granted to customers located in the greater Washington, D.C. metropolitan area. WashingtonFirst’s overall business includes a significant focus on commercial and residential real estate activities. As of December 31, 2014, commercial real estate loans were 61.0 percent of the total loan portfolio, construction and development loans were 14.7 percent of the total loan portfolio and residential real estate loans were 11.5 percent of the total loan portfolio.
The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. As of December 31, 2014, WashingtonFirst’s total reported loans for construction, land development, and other land acquisitions represented 146.5 percent of total risk based capital. Additionally, as of December 31, 2014, WashingtonFirst’s total commercial real estate loans represented 573.3 percent of total risk based capital.
See “Item 1A. Risk Factors – Risks Associated With WashingtonFirst’s Business – WashingtonFirst’s profitability depends significantly on local economic conditions” and “Item 1A. Risk Factors – Risks Associated With WashingtonFirst’s Business – WashingtonFirst’s loan portfolios have significant real estate concentration” for more information regarding risks.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk is defined as the sensitivity of income, fair market values and capital to changes in interest rates, foreign currency exchange rates, commodity prices and other relevant market prices and rates. The primary market risk that WashingtonFirst is exposed to is interest rate risk inherent in our lending, deposit taking and borrowing activities, since the Company’s net income is largely dependent on net interest income. The board of directors has delegated interest rate risk management to the Asset/Liability Committee (“ALCO”). ALCO is governed by policy approved annually by our board of directors. The overall interest rate risk position and strategies are reviewed by executive management, ALCO and the Bank’s board of directors on an ongoing basis. ALCO formulates and monitors management of interest rate risk through policies and guidelines it establishes and through review of detailed reports discussed at least quarterly. In establishing guidelines, ALCO considers impact on earnings, capital, level and direction of interest rates, liquidity, local economic conditions, external threats and other factors as part of its process to identify and manage maturity and re-pricing mismatches inherent in its cash flows to provide net interest growth consistent with the Company’s earnings objectives.
The Company uses an earnings simulation model on a quarterly basis to monitor its interest rate sensitivity and risk, and to model balance sheet and income statement effects in alternative interest rate scenarios. In modeling interest rate risk, the Company measures net interest income (“NII”) sensitivity and economic value of equity (“EVE”). The resulting percentage change in NII over various rate scenarios is an indication of short-term interest rate risk. The resulting change in EVE over various rate scenarios is an indication of long-term interest rate risk.
The earnings simulation model utilizes a static current balance sheet and related attributes, and adjusts for assumptions such as interest rates, loan and investment prepayment speeds, deposit early withdrawal assumptions, the sensitivity of non-maturity deposit rates, non-interest income and expense and other factors deemed significant by ALCO. Maturing and repayment dollars are assumed to roll back into like instruments for new terms at current market rates. Pricing floors on discretionary priced liability products are used which limit how low various deposit products could go under declining interest rate scenarios, reflective of our pricing philosophy in response to changing interest rates. Additional assumptions are applied to modify volumes and pricing under various rate scenarios. This information is then shock tested which assumes a simultaneous change in interest rates ranging from +400 basis points to -200 basis points. Results are then analyzed for the impact on NII, net income and EVE over the next 12 months and 24 months. In addition to simultaneous changes in interest rates, alternative interest rate changes such as changes based on interest rate ramps are also performed.
As part of its interest rate risk management, the Company typically uses its investment portfolio and wholesale funding instruments to balance its interest rate exposure.
The board of directors has established interest rate risk limits in its ALCO policy for static gap analysis and both NII and EVE. WashingtonFirst engages an outside consulting firm to assist in modeling its short-term and long-term interest rate risk profile. On a periodic basis, management reports to ALCO and the board of directors on WashingtonFirst’s interest rate risk profile and expectations of changes in the profiles based on certain interest rate shocks. The Company believes its strategies are prudent and is within its policy guidelines as of December 31, 2014.
The interest rate risk model results for December 31, 2014 and 2013 are shown in the table below based on an immediate shift in market interest rates and a static balance sheet. The percentage change indicates what the Company would expect NII and EVE to change over the next twelve months under various interest rate shock scenarios:

	Percentage Change in NII and EVE from Base Case
	As of December 31,
Interest	2014		2013
Rate Shocks	NII	EVE	NII	EVE
+400 bp	4.9%	0.9%	(1.7)%	3.8%
+300 bp	6.3%	2.3%	(0.8)%	0.8%
+200 bp	4.9%	3.7%	(0.9)%	0.3%
+100 bp	1.6%	2.5%	(0.7)%	1.1%
-100 bp	4.3%	(0.8)%	5.6%	0.5%
-200 bp	3.6%	(6.1)%	4.1%	(6.5)%
This analysis suggests that if interest rates were to increase, the Company is positioned for an improvement in net interest income over the next 12 months.
On a periodic basis, the Company back-tests actual changes in its net interest income against expected changes as well as actual market interest rate movements and other factors impacting actual versus projected results.

Certain shortcomings are inherent in this method of analysis. Since WashingtonFirst’s actual balance sheet movement is not static (maturing and repayment dollars are presumed to be rolled back into like instruments for new terms at current market rates), these simulated changes in net interest income are indicative only of the magnitude of interest rate risk in the balance sheet. These changes do not take into account actions we may take in response to changes in interest rates, and are not necessarily reflective of the income WashingtonFirst would actually receive. There is no guarantee that the risk management techniques and balance sheet management strategies the Company employs will be effective in periods of rapid rate movements or extremely volatile periods. In addition to changes in interest rates, the level of future net interest income is also dependent on a number of other variables including growth and composition of earning assets and interest bearing liabilities, economic and competitive conditions, changes in lending, investing and deposit gathering strategies and client preferences.

Item 8. Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
WashingtonFirst Bankshares, Inc.
Reston, Virginia
We have audited the accompanying consolidated balance sheets of WashingtonFirst Bankshares, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WashingtonFirst Bankshares, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

March 16, 2015
Richmond, Virginia

BDO USA, LLP, a Delaware limited liability partnership, is the U.S. member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

BDO is the brand name for the BDO network and for each of the BDO Member Firms.

WashingtonFirst Bankshares, Inc.
Consolidated Balance Sheets

	As of December 31,
	2014	2013
	(in thousands)
Assets:
Cash and cash equivalents:
Cash and due from bank balances	$3,396	$3,569
Federal funds sold	46,876	99,364
Interest bearing balances	12,034	6,231
Cash and cash equivalents	62,306	109,164
Investment securities, available-for-sale, at fair value	166,508	145,367
Other equity securities	5,225	3,530
Loans held for sale, at lower of cost or fair value	1,068	—
Loans held for investment:
Loans held for investment, at amortized cost	1,065,058	838,120
Allowance for loan losses	(9,257)	(8,534)
Total loans held for investment, net of allowance	1,055,801	829,586
Premises and equipment, net	6,198	5,395
Intangibles	6,894	3,943
Deferred tax asset, net	7,666	10,548
Accrued interest receivable	3,852	3,466
Other real estate owned	361	1,463
Bank-owned life insurance	13,147	10,283
Other assets	4,364	4,814
Total Assets	$1,333,390	$1,127,559
Liabilities and Shareholders' Equity:
Liabilities:
Non-interest bearing deposits	$278,051	$231,270
Interest bearing deposits	808,012	717,633
Total deposits	1,086,063	948,903
Other borrowings	8,237	10,157
FHLB advances	86,047	43,478
Long-term borrowings	10,027	9,854
Accrued interest payable	548	524
Other liabilities	7,930	7,039
Total Liabilities	1,198,852	1,019,955
Shareholders' Equity:
Preferred stock:
Series D, $5.00 par value, 13,347 and 17,796 shares issued and outstanding, respectively, 1% dividend	67	89
Additional paid-in capital - preferred	13,280	17,707
Common stock:
Common Stock Voting, $0.01 par value, 50,000,000 shares authorized, 7,747,795 and 6,552,136 shares issued and outstanding, respectively	77	66
Common Stock Non-Voting, $0.01 par value, 10,000,000 shares authorized, 1,817,842 and 1,096,359 shares issued and outstanding, respectively	18	10
Additional paid-in capital - common	112,887	85,636
Accumulated earnings	7,775	5,605
Accumulated other comprehensive income/(loss) related to available-for-sale securities	434	(1,509)
Total Shareholders' Equity	134,538	107,604
Total Liabilities and Shareholders' Equity	$1,333,390	$1,127,559
See accompanying notes to consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Income

	For the Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$51,612	$44,267	$26,648
Interest and dividends on investments:
Taxable	2,886	2,011	1,358
Tax-exempt	133	154	3
Dividends on other equity securities	166	89	49
Interest on Federal funds sold and other short-term investments	322	308	161
Total interest and dividend income	55,119	46,829	28,219
Interest expense:
Interest on deposits	5,443	4,764	4,074
Interest on borrowings	1,776	1,366	875
Total interest expense	7,219	6,130	4,949
Net interest income	47,900	40,699	23,270
Provision for loan losses	3,005	4,755	3,225
Net interest income after provision for loan losses	44,895	35,944	20,045
Non-interest income:
Service charges on deposit accounts	466	527	474
Earnings on bank-owned life insurance	364	273	10
Gain on sale of other real estate owned, net	76	160	73
Gain on acquisition	—	—	2,497
Gain on sale of loans, net	364	821	—
Gain/(loss) on sale of available-for-sale investment securities, net	166	(1,472)	—
Other operating income	562	830	487
Total non-interest income	1,998	1,139	3,541
Non-interest expense:
Compensation and employee benefits	18,101	14,036	8,441
Premises and equipment	5,776	5,496	2,729
Data processing	3,129	3,015	1,485
Professional fees	1,395	1,492	442
Merger expenses	201	6	4,858
Other operating expenses	4,514	4,072	2,223
Total non-interest expense	33,116	28,117	20,178
Income before provision for income taxes	13,777	8,966	3,408
Provision for income taxes	4,353	2,627	1,173
Net income	9,424	6,339	2,235
Preferred stock dividends	(161)	(178)	(178)
Net income available to common shareholders	$9,263	$6,161	$2,057

Earnings per common share:
Basic earnings per common share (1)	$1.14	$0.77	$0.57
Diluted earnings per common share (1)	$1.12	$0.76	$0.56
(1) Retroactively adjusted to reflect the effect of all stock dividends.
See accompanying notes to consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net income	$9,424	$6,339	$2,235
Other comprehensive income, net of tax:
Net unrealized holding gains/(losses), net of tax (1)	2,057	(2,517)	43
Reclassification adjustment for realized gains/(losses)	(114)	1,041	—
Net change from available-for-sale securities	1,943	(1,476)	43
Comprehensive income	$11,367	$4,863	$2,278

(1) Unrealized gains/(losses) on available for sale securities is shown net of income tax expense of $1.1 million, income tax benefit of $1.4 million and income tax expense of $27,000, respectively, for the year end ended December 31, 2014, 2013 and 2012.

 See accompanying notes to consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Changes in Shareholders' Equity

	For the Year Ended December 31,
	2014		2013		2012
	Shares	Amount	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Preferred stock:
Balance, beginning of period	17,796	$89	17,796	$89	17,796	$89
Redemption of preferred stock	(4,449)	(22)	—	—	—	—
Balance, end of period	13,347	$67	17,796	$89	17,796	$89
Additional paid-in capital - preferred:
Balance, beginning of period		$17,707		$17,707		$17,707
Redemption of preferred stock		(4,427)		—		—
Balance, end of period		$13,280		$17,707		$17,707
Common stock:
Balance, beginning of period	7,648,495	$76	7,143,781	$71	2,770,653	$13,853
Exercise of stock options	81,341	1	4,983	—	—	—
Exercise of warrants	—	—	125,674	2	—	—
Change in par value - $5.00 to $0.01	—	—	—	—	—	(13,826)
Issuance of stock related to Alliance acquisition	—	—	—	—	1,812,933	18
Issuance of stock	1,377,219	13	—	—	2,395,808	24
Issuance of common stock under restricted stock agreements	72,341	—	11,058	—	26,514	—
Common stock dividends	386,241	5	362,999	3	137,873	2
Balance, end of period	9,565,637	$95	7,648,495	$76	7,143,781	$71
Additional paid-in capital - common:
Balance, beginning of period		$85,636		$80,460		$19,286
Exercise of stock options		765		46		—
Tax effect of stock-based awards		67		—		—
Exercise of warrants		—		1,434		—
Change in par value - $5.00 to $0.01		—		—		13,826
Issuance of stock related to Alliance acquisition		—		—		20,141
Issuance of stock		20,477		—		25,153
Warrants issued for sub-debt		—		—		305
Common stock dividends		5,727		3,469		1,446
Stock compensation expense		215		227		303
Balance, end of period		$112,887		$85,636		$80,460
Accumulated earnings:
Balance, beginning of period		$5,605		$3,226		$2,618
Net income		9,424		6,339		2,235
Preferred stock dividends		(161)		(178)		(178)
Common stock dividends		(5,731)		(3,472)		(1,448)
Cash dividends declared		(1,357)		(306)		—
Common stock cash-in-lieu dividends		(5)		(4)		(1)
Balance, end of period		$7,775		$5,605		$3,226
Accumulated other comprehensive loss:
Balance, beginning of period		$(1,509)		$(33)		$(76)
Change in unrealized loss on available-for-sale securities, net of tax and reclassification adjustments		1,943		(1,476)		43
Balance, end of period		$434		$(1,509)		$(33)
Total shareholders' equity		$134,538		$107,604		$101,520
See accompanying notes to consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$9,424	$6,339	$2,235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,622	1,369	776
Net amortization of purchase accounting marks	(4,011)	(3,348)	—
(Gain)/loss on sale of available-for-sale investment securities	(166)	1,472	—
Gain on sale of loans	(364)	(821)	—
Gain on sale of other real estate owned	(76)	(160)	(73)
Provision for loan losses	3,005	4,755	3,225
Write-down of other real estate owned	332	434	308
Earnings on bank-owned life insurance	(364)	(273)	(10)
Gain on acquisition	—	—	(2,497)
Deferred income taxes	1,201	1,259	(790)
Net amortization on available-for-sale investment securities	1,002	1,312	461
Stock based compensation	215	227	303
Originations of loans held for sale	(23,050)	—	—
Proceeds from sales of loans held for sale	22,346	—	—
Net change in:
Accrued interest receivable	(386)	(42)	(1,702)
Other assets	1,484	2,643	1,244
Accrued interest payable	24	(1,488)	1,536
Other liabilities	834	496	374
Net cash provided by operating activities	13,072	14,174	5,390
Cash flows from investing activities:
Net cash received in acquisitions	59,047	—	115,452
Purchase of available-for-sale investment securities	(44,656)	(67,895)	(18,378)
Proceeds from repayment of available-for-sale investment securities	24,868	45,827	15,474
Proceeds from sale/call of available-for-sale investment securities	20,050	6,329	—
Net increase in loans held for investment	(175,026)	(87,020)	(68,532)
Purchase of bank-owned life insurance	(2,500)	(5,000)	(5,000)
Net (increase)/decrease in FHLB stock	(1,012)	93	(1,276)
Purchases of Community Bankers Bank Stock	—	—	(206)
Proceeds from sale of real estate owned	1,206	3,733	923
Purchases of premises and equipment, net	(2,027)	(2,777)	(771)
Net cash used in investing activities	(120,050)	(106,710)	37,686
Cash flows from financing activities:
Net increase/(decrease) in deposits	15,787	(22,684)	93,523
Net increase/(decrease) in FHLB advances	30,871	3,150	(12,500)
Net increase/(decrease) in other borrowings	(1,920)	(4,271)	259
Net increase in subordinated debt	—	—	2,530
Proceeds from issuance of common stock, net	20,490	1,435	25,177
Proceeds from exercise of stock options	766	45	—
Redemption of preferred stock	(4,449)	—	—
Cash dividends paid	(1,259)	—	—
Dividends paid - cash portion for fractional shares on 5% dividend	(5)	(4)	(1)
Preferred stock dividends paid	(161)	(178)	(178)
Net cash provided by/(used in) financing activities	60,120	(22,507)	108,810
Net decrease in cash and cash equivalents	(46,858)	(115,043)	151,886
Cash and cash equivalents at beginning of period	109,164	224,207	72,321
Cash and cash equivalents at end of period	$62,306	$109,164	$224,207
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

(b)	Cash and Cash Equivalents and Statements of Cash Flows
For purposes of the statements of cash flows, cash and cash equivalents consists of cash and due from banks, interest bearing balances and federal funds sold. The Bank maintains deposits with other commercial banks in amounts that may exceed federal deposit insurance coverage. Management regularly evaluates the credit risk associated with these transactions and believes that the Bank is not exposed to any significant credit risks on cash and cash equivalents. The Bank is required to maintain certain average reserve balances with the Federal Reserve Bank of Richmond. Those balances include usable vault cash and amounts on deposit with the Federal Reserve Bank of Richmond. The Bank had no compensating balance requirements or required cash reserves with correspondent banks as of December 31, 2014, 2013 and 2012. The Bank maintains interest bearing balances at other banks to help ensure sufficient liquidity and provide additional return compared to overnight Federal Funds.

Table 2: Certain Cash and Non-Cash Transactions
	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cash paid during the period for:
Interest paid on interest-bearing deposits	$5,473	$4,678	$4,193
Income taxes paid	1,800	2,430	2,682
Non-cash activity:
Loans converted into other real estate owned	360	2,176	1,161
Non-cash activity resulting from acquisitions/transactions:
Common shares issued:
Common shares issued (1,812,933 shares)	—	—	20,160
Fair value of assets acquired:
Investment securities	19,240	—	74,750
Other equity securities	683	—	—
Loans, net of unearned income	51,332	—	268,294
Premises and equipment, net	—	—	813
Deferred income taxes	—	—	9,174
Core deposit intangibles	470	—	430
Other real estate owned	—	—	2,326
Other assets	440	—	6,326
Fair value of liabilities assumed:
Deposits	121,592	—	400,136
FHLB advances	12,209	—	28,976
Other borrowings	—	—	21,626
Other liabilities	50	—	4,170

(c)	Use of Estimates
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
Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. All securities were classified as available-for-sale as of December 31, 2014 and 2013.
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
Troubled debt restructurings are also considered impaired with impairment generally measured at the present value of future cash flows using the loan’s effective rate at inception or using the fair value of collateral, less estimated costs to sell, if repayment is expected solely from the collateral.
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
The Company and the Bank are subject to U.S. federal income tax, the District of Columbia income tax, the State of Maryland income tax and the State of Virginia franchise tax, in lieu of income tax. The Company is no longer subject to examination by Federal or State taxing authorities for the years before 2011. As of December 31, 2014 and 2013 the Company did not have any unrecognized tax benefits. The Company does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other non-interest expense. As of December 31, 2014 and 2013, the Company does not have any amounts accrued for interest and/or penalties.
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

(r) Goodwill and Acquired Intangible Assets
Goodwill represents the excess of purchase price over fair value of net assets and liabilities acquired. Under ASC 350-10, goodwill is not amortized over an estimated life, but rather it is evaluated at least annually for impairment by comparing its fair value with its recorded amount and is written down when appropriate. Projected net operating cash flows are compared to the carrying amount of the goodwill recorded and if the estimated net operating cash flows are less than the carrying amount, a loss is recognized to reduce the carrying amount to fair value. In the first quarter 2014, the Company recorded $2.6 million of additional goodwill related to the Millennium Transaction. For more information regarding this addition, see Note 3—Millennium Transaction. There was no impairment of goodwill during the years ended December 31, 2014, 2013 and 2012.
Intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Acquired intangible assets consist of core deposit and customer relationship intangible assets arising form acquisitions. They are initially measured at fair value and then are amortized over their useful lives. For more information regarding goodwill, see Note 10—Intangible Assets.
(s) Bank-Owned Life Insurance (BOLI)
The Bank has purchased life insurance policies on certain officers. Bank-owned life insurance is recorded at its currently realizable cash surrender value. Changes in cash surrender value are recorded on the “Earnings on Bank-Owned Life Insurance” line item in the statement of operations.
(t) Loan Commitments and Related Financial Instruments
Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs.  The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay.  Such financial instruments are recorded when they are funded.
(u) Stock Splits and Dividends
Stock dividends in excess of 20% are reported as stock splits, resulting in no adjustment to the Company’s equity accounts.  Stock dividends for 20% or less are reported by transferring the fair value, as of the ex‑dividend date, of the stock issued from retained earnings to common stock.  Fractional share amounts are paid in cash with a reduction in retained earnings. All share and per share amounts are retroactively adjusted for stock splits and dividends.
(v) Fair Values of Financial Instruments
Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed separately.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect the estimates.  The fair value estimates of existing on-and off-balance sheet financial instruments do not include the value of anticipated future business or the values of assets and liabilities not considered financial instruments.
(w) Recent Accounting Pronouncements
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
FASB issued ASU No. 2014-17, Business Combinations (Topic 805)-Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force), which provides guidance regarding when and how an acquiree that is a business or a non-profit activity can apply pushdown accounting in its separate financial statements. In particular, ASU No. 2014-17 provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon the occurrence of an event in which an acquirer obtains control of the acquiree. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If, however, pushdown accounting is not applied during that reporting period, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. Such an election to apply pushdown accounting in a reporting period after the one in which the change-in-control event occurred should be considered a change in accounting principle, in accordance with FASB Accounting Standards Codification (“ASC” or “Codification”) Topic 250, Accounting Changes and Error Corrections. Additionally, the ASU provides that an acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. Notably, if pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. The amendments in this ASU are effective on November 18, 2014. Following the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event.  The impact of prospective adoption of this ASU by the Company was not and is not expected to be material.
(x) Reclassifications
Certain reclassifications of prior year information were made to conform to the 2014 presentation. These reclassifications had no material impact of the Company’s financial position or results of operations.

3. MERGERS AND ACQUISTIONS
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

Table 3.1: Goodwill on Millennium Transaction
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
It is not practicable to provide proforma information as the Millennium assets and liabilities were acquired by the FDIC and historical information about such assets and liabilities are not available.
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

Table 3.2: Bargain Purchase Gain on Acquisition of Alliance
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
4. CASH AND CASH EQUIVALENTS
Regulation D of the Federal Reserve Act requires that banks maintain non-interest reserve balance with the Federal Reserve Bank based principally on the type and amount of their deposits. During the year ended December 31, 2014 and 2013, the Bank maintained balances at the Federal Reserve Bank of Richmond (in addition to vault cash) to meet the reserve requirements as well as balances to partially compensate for services provided by the Federal Reserve Bank of Richmond. The Bank has an interest bearing account with the FHLB and maintains eight non-interest bearing accounts with domestic correspondents to off-set the cost of services they provide to the Bank for maintaining an account with them.
In addition, the Bank has short term investments in the form of certificates of deposits with banks insured by the Federal Deposit Insurance Corporation (“FDIC”), classified as interest bearing balances, as of December 31, 2014 and 2013. All balances are fully insured up to the applicable limits by the FDIC.
5. INVESTMENT SECURITIES

Table 5.1: Available-For-Sale Investment Securities Summary
	As of December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasuries	$2,998	$16	$—	$3,014
U.S. Government agencies	51,757	206	(99)	51,864
Mortgage-backed securities	50,457	453	(118)	50,792
Collateralized mortgage obligations	45,245	154	(584)	44,815
Taxable state and municipal securities	12,139	615	—	12,754
Tax-exempt state and municipal securities	3,236	45	(12)	3,269
Total available-for-sale investment securities	$165,832	$1,489	$(813)	$166,508

	As of December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasuries	$2,998	$—	$(2)	$2,996
U.S. Government agencies	38,548	81	(590)	38,039
Mortgage-backed securities	44,240	158	(544)	43,854
Collateralized mortgage obligations	44,262	76	(1,621)	42,717
Taxable state and municipal securities	11,711	541	(82)	12,170
Tax-exempt state and municipal securities	5,935	—	(344)	5,591
Total available-for-sale investment securities	$147,694	$856	$(3,183)	$145,367

The estimated fair value of securities pledged to secure public funds, securities sold under agreements to repurchase and for other purposes amounted to $94.6 million and $80.1 million as of December 31, 2014 and 2013, respectively.
WashingtonFirst did not recognize in earnings any other-than-temporary impairment losses on available-for-sale investment securities during the years ended 2014 and 2013. During 2014, WashingtonFirst received proceeds of $21.2 million from the call or sale of securities from its available-for-sale investment portfolio resulting in gross realized gains of $0.2 million and gross realized losses of $0.1 million, compared to proceeds of $6.5 million in 2013, resulting in gross realized gains of $0.1 million and gross realized losses of $1.5 million. The majority of gross realized losses in 2013 are the result of the sale of the bank’s investment in Trapeza XIII C-1 Collateralized Debt Obligation (“Trapeza CDO”) in December 2013. Due to the uncertainty at the time regarding the future accounting implications of such investment under the revised, final “Volcker Rule” of the Dodd-Frank Act, the Trapeza CDO was sold in December 2013 for proceeds of $0.7 million, resulting in a gross realized loss of $1.4 million.

Table 5.2: Gross Unrealized Loss and Fair Value of Available-for-Sale Securities
	As of December 31, 2014
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
U.S. Government agencies	$11,972	$(24)	$6,935	$(75)
Mortgage-backed securities	5,109	(6)	4,601	(112)
Collateralized mortgage obligations	10,166	(52)	19,963	(532)
Tax-exempt state and municipal securities	962	(9)	537	(3)
Total	$28,209	$(91)	$32,036	$(722)

	As of December 31, 2013
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
U.S. Treasuries	$2,996	$(2)	$—	$—
U.S. Government agencies	28,335	(590)	—	—
Mortgage-backed securities	25,735	(306)	3,056	(238)
Collateralized mortgage obligations	32,648	(1,483)	3,139	(138)
Taxable state and municipal securities	2,387	(82)	—	—
Tax-exempt state and municipal securities	5,591	(344)	—	—
Total	$97,692	$(2,807)	$6,195	$(376)

As of December 31, 2014 and 2013, twenty-three and five, respectively, of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $0.7 million and $0.4 million, respectively.
The temporary unrealized losses presented above are principally due to a general increase in market rates and a widening of credit spreads from the dates of acquisition to December 31, 2014 and 2013, as applicable. The resulting increases in fair values reflect a decrease in the perceived risk by the financial markets related to those securities. As of December 31, 2014, all U.S. Treasuries and U.S. Government Agencies are rated AA+ or higher, and any fluctuations in their fair value are caused by changes in interest rates and are not considered credit related as the contractual cash flows of these investments are either explicitly or implicitly backed by the full faith and credit of the U.S. Government. Unrealized losses that are related to the prevailing interest rate environment will decline over time and recover as these securities approach maturity. As of December 31, 2014, the fair market value of U.S. Treasuries and U.S. Government Agencies were $3.0 million and $51.9 million, respectively. The mortgage-backed securities portfolio at December 31, 2014, is composed of GNMA, FNMA or FHLMC mortgage-backed securities reported at fair value of $50.8 million and GNMA collateralized mortgage obligations reported at fair value of $44.8 million. Any associated unrealized losses are caused by changes in interest rates and are not considered credit related as the contractual cash flows of these investments are either explicitly or implicitly backed by the full faith and credit of the U.S. Government. Unrealized losses that are related to the prevailing interest rate environment will decline over time and recover as these securities approach maturity. As of December 31, 2014, the fair value of the taxable state and municipal securities portfolio totaled $12.8 million, while the tax-exempt state and municipal securities portfolio totaled $3.3 million. The municipal bond portfolio has no concentration in any state greater than 20 percent and carries bond ratings of A or higher.
The amortized cost and fair value of investments by remaining contractual maturity for available-for-sale investment securities as of December 31, 2014 are set forth below. Mortgage-backed securities and collateralized mortgage obligations are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

Table 5.3: Amortized Cost and Fair Value by Contractual Maturity of Available-For-Sale Securities
	As of December 31, 2014
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$1,186	$1,204
Due after one year through five years	49,818	50,294
Due after five years through ten years	36,776	37,011
Due after ten years	78,052	77,999
Total	$165,832	$166,508
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
Based on this analysis, the Company had determined that the fair market value of the Trapeza CDO was less than its cost. As of December 31, 2012, the Trapeza CDO has an amortized cost basis of $2.6 million and is valued at $0.1 million
In determining whether the Trapeza CDO’s impairment is a temporary impairment, management of the Company endeavored to consider all relevant qualitative and quantitative evidence prescribed by ASC Topic 320, including:

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

6. LOANS

Table 6.1: Composition of Loans Held for Investment by Loan Class
	As of December 31,
	2014	2013
	(in thousands)
Construction and development	$156,241	$97,324
Commercial real estate	650,051	521,760
Residential real estate	122,306	95,428
Real estate loans	928,598	714,512
Commercial and industrial	127,084	120,833
Consumer	9,376	2,775
Total loans	1,065,058	838,120
Less: allowance for loan losses	9,257	8,534
Net loans	$1,055,801	$829,586
As of December 31, 2014, $516.5 million of loans were pledged as collateral for FHLB advances.

Table 6.2: Loans Held for Investment Aging Analysis by Loan Class
	As of December 31, 2014
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	Total Past Due	Total Loans
	(in thousands)
Construction and development	$155,414	$—	$586	$241	$827	$156,241
Commercial real estate	641,292	201	2,911	5,647	8,759	650,051
Residential real estate	119,855	598	—	1,853	2,451	122,306
Commercial and industrial	124,591	857	683	953	2,493	127,084
Consumer	9,112	264	—	—	264	9,376
Balance at end of period	$1,050,264	$1,920	$4,180	$8,694	$14,794	$1,065,058

	As of December 31, 2013
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	Total Past Due	Total Loans
	(in thousands)
Construction and development	$95,271	$—	$—	$2,053	$2,053	$97,324
Commercial real estate	510,043	613	2,771	8,333	11,717	521,760
Residential real estate	93,338	97	101	1,892	2,090	95,428
Commercial and industrial	117,531	250	381	2,671	3,302	120,833
Consumer	2,532	100	5	138	243	2,775
Balance at end of period	$818,715	$1,060	$3,258	$15,087	$19,405	$838,120

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

Table 6.3: Risk Categories of Loans Held for Investment by Loan Class
	As of December 31, 2014
Internal risk rating grades	Pass	Watch	Special Mention	Substandard	Total
Risk rating number	1 to 5	6	7	8
	(in thousands)
Construction and development	$154,506	$1,494	$—	$241	$156,241
Commercial real estate	623,964	6,491	10,342	9,254	650,051
Residential real estate	117,163	2,928	1,090	1,125	122,306
Commercial and industrial	116,781	5,450	2,727	2,126	127,084
Consumer	9,244	125	—	7	9,376
Balance at end of period	$1,021,658	$16,488	$14,159	$12,753	$1,065,058

	As of December 31, 2013
Internal risk rating grades	Pass	Watch	Special Mention	Substandard	Total
Risk rating number	1 to 5	6	7	8
	(in thousands)
Construction and development	$95,271	$—	$—	$2,053	$97,324
Commercial real estate	488,373	11,511	6,308	15,568	521,760
Residential real estate	91,616	1,722	163	1,927	95,428
Commercial and industrial	110,122	4,851	2,945	2,915	120,833
Consumer	2,239	398	—	138	2,775
Balance at end of period	$787,621	$18,482	$9,416	$22,601	$838,120

Table 6.4: Non-Accrual Loans by Loan Class
	As of December 31,
	2014	2013
	(in thousands)
Construction and development	$241	$2,053
Commercial real estate	5,647	8,333
Residential real estate	1,853	1,892
Commercial and industrial	953	2,671
Consumer	—	138
Total non-accrual loans	$8,694	$15,087

Table 6.5: Changes in Troubled Debt Restructurings
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Balance as of January 1, 2013	$409	$3,913	$1,539	$274	$20	$6,155
New TDRs	—	2,610	503	1,602	100	4,815
Increases to existing TDRs	—	76	6	17	—	99
Charge-offs post modification	—	—	(864)	—	—	(864)
Sales, principal payments, or other decreases	(143)	(1,713)	(17)	(49)	(25)	(1,947)
Balance as of December 31, 2013	$266	$4,886	$1,167	$1,844	$95	$8,258
New TDRs	—	2,637	1,619	—	—	4,256
Increases to existing TDRs	—	251	5	—	—	256
Charge-offs post modification	—	—	—	—	(95)	(95)
Sales, principal payments, or other decreases	(25)	(3,155)	(995)	(1,490)	—	(5,665)
Balance as of December 31, 2014	$241	$4,619	$1,796	$354	$—	$7,010

Table 6.6: New Troubled Debt Restructurings Details
	For the Years Ended December 31,
	2014			2013
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	(dollars in thousands)
Commercial real estate	1	$2,720	$2,637	1	$3,100	$2,610
Residential real estate	5	1,619	1,619	2	576	503
Commercial and industrial	—	—	—	2	1,598	1,602
Consumer	—	—	—	1	100	100
Total loans	6	$4,339	$4,256	6	$5,374	$4,815

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

Table 6.7: Troubled Debt Restructuring in Default in Past Twelve Months
	As of December 31,
	2014			2013
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	(dollars in thousands)
Construction and development	1	$396	$241	1	$422	$266
Commercial real estate	3	4,774	4,619	3	2,276	2,276
Consumer	—	$—	—	1	$95	95
Total loans	4	$5,170	$4,860	5	$2,793	$2,637

Table 6.8: Non-Performing Assets
	As of December 31,
	2014	2013
	(in thousands)
Non-accrual loans	$8,694	$15,087
Troubled debt restructurings still accruing	2,151	5,715
Other real estate owned	361	1,463
Total non-performing assets	$11,206	$22,265
As of December 31, 2014 and 2013, there were no loans past due more than 90 days that were still accruing. If interest had been earned on the non-accrual loans, interest income on these loans would have been approximately $0.8 million, $0.9 million and $0.4 million for the year ended December 31, 2014 and 2013 and 2012, respectively.

7. ALLOWANCE FOR LOAN LOSSES

Table 7.1: Changes in Allowance for Loan Losses
	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Balance at beginning of period	$8,534	$6,260	$4,932
Provision for loan losses	3,005	4,755	3,225
Charge-offs	(2,603)	(3,004)	(2,086)
Recoveries	321	523	189
Balance at end of period	$9,257	$8,534	$6,260

Table 7.2: Changes in Allowance for Loan Losses by Loan Class
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Balance as of January 1, 2012	$1,048	$2,313	$633	$899	$39	$4,932
Provision for/(release of) loan losses	304	898	140	1,890	(7)	3,225
Charge-offs	(508)	(694)	(232)	(647)	(5)	(2,086)
Recoveries	19	138	32	—	—	189
Balance as of December 31, 2012	863	2,655	573	2,142	27	6,260
(Release of)/provision for loan losses	(256)	2,247	1,122	1,572	70	4,755
Charge-offs	—	(109)	(817)	(2,077)	(1)	(3,004)
Recoveries	74	234	42	164	9	523
Balance as of December 31, 2013	681	5,027	920	1,801	105	8,534
Provision for loan losses	447	1,483	518	411	146	3,005
Charge-offs	(100)	(938)	(715)	(618)	(232)	(2,603)
Recoveries	—	102	197	18	4	321
Balance as of December 31, 2014	$1,028	$5,674	$920	$1,612	$23	$9,257

Certain disclosures related to impaired loans have been revised for December 31, 2013. Such revisions had no effect on the operating results or financial position of the Company.

Table 7.3: Loan Held for Investment and Related Allowance for Loan Losses by Impairment Method and Loan Class
	As of December 31, 2014
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Ending Balance:
Evaluated collectively for impairment	$156,000	$625,673	$117,278	$120,640	$9,363	$1,028,954
Evaluated individually for impairment	241	24,378	5,028	6,444	13	36,104
	$156,241	$650,051	$122,306	$127,084	$9,376	$1,065,058

Allowance for Losses:
Evaluated collectively for impairment	$1,024	$4,137	$489	$858	$18	$6,526
Evaluated individually for impairment	4	1,537	431	754	5	2,731
	$1,028	$5,674	$920	$1,612	$23	$9,257

	As of December 31, 2013
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Ending Balance:
Evaluated collectively for impairment	$95,271	$498,345	$92,335	$114,903	$2,543	$803,397
Evaluated individually for impairment	2,053	23,415	3,093	5,930	232	34,723
	$97,324	$521,760	$95,428	$120,833	$2,775	$838,120

Allowance for Losses:
Evaluated collectively for impairment	$676	$2,770	$292	$792	$7	$4,537
Evaluated individually for impairment	5	2,257	628	1,009	98	3,997
	$681	$5,027	$920	$1,801	$105	$8,534
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

Table 7.4: Allocation of Allowance for Loan Losses by Loan Class
	As of December 31,
	2014		2013
	Amount	% Total	Amount	% Total
	(dollars in thousands)
Construction and development	$1,028	11.1%	$681	8.0%
Commercial real estate	5,674	61.4%	5,027	58.9%
Residential real estate	920	9.9%	920	10.8%
Commercial and industrial	1,612	17.4%	1,801	21.1%
Consumer	23	0.2%	105	1.2%
Total allowance for loan losses	$9,257	100.0%	$8,534	100.0%

Table 7.5: Specific Allocation for Impaired Loans by Loan Class
	As of December 31,
	2014			2013
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
	(in thousands)
With no related allowance:
Construction and development	$—	$—	$—	$1,787	$1,787	$—
Commercial real estate	6,747	6,746	—	3,663	3,650	—
Residential real estate	2,108	2,017	—	1,395	1,313	—
Commercial and industrial	1,757	1,411	—	1,159	865	—
Consumer	—	—	—	96	95	—
Total with no related allowance	10,612	10,174	—	8,100	7,710	—
With an allowance recorded:
Construction and development	396	241	4	422	266	5
Commercial real estate	18,419	17,632	1,537	20,347	19,765	2,257
Residential real estate	3,131	3,011	431	1,788	1,780	628
Commercial and industrial	5,277	5,033	754	5,415	5,065	1,009
Consumer	13	13	5	137	137	98
Total with an allowance recorded	27,236	25,930	2,731	28,109	27,013	3,997
Total impaired loans	$37,848	$36,104	$2,731	$36,209	$34,723	$3,997

Table 7.6: Average Impaired Loan Balance by Loan Class
	For the Year Ended December 31,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With no related allowance:
Construction and development	$—	$—	$1,811	$—
Commercial real estate	6,011	568	6,344	377
Residential real estate	1,596	101	2,186	63
Commercial and industrial	3,874	169	2,806	145
Consumer	121	5	42	7
Total with no related allowance	11,602	843	13,189	592
With an allowance recorded:
Construction and development	254	—	349	—
Commercial real estate	17,174	659	14,733	632
Residential real estate	2,347	70	1,258	39
Commercial and industrial	5,237	263	3,547	56
Consumer	7	2	238	6
Total with an allowance recorded	25,019	994	20,125	733
Total average impaired loans	$36,621	$1,837	$33,314	$1,325

8. PREMISES AND EQUIPMENT, NET

Table 8.1: Premises and Equipment
	As of December 31,
	2014	2013
	(in thousands)
Furniture and equipment	$4,993	$3,663
Leasehold improvements	6,317	5,746
Gross premises and equipment	11,310	9,409
Less: accumulated depreciation	(5,112)	(4,014)
Premises and equipment, net	$6,198	$5,395
Depreciation and amortization expense included in premises and equipment expenses for the year ended December 31, 2014, 2013 and 2012 was $1.2 million, $0.9 million, and $0.6 million, respectively.
The Bank leases all of its offices and branch facilities under non-cancelable operating lease arrangements. Certain leases contain options, which enable the Bank to renew the leases for additional periods. In addition to minimum rentals, the leases have escalation clauses based upon price indices and include provisions for additional payments to cover real estate taxes and common area maintenance. Rent expense associated with these operating leases for the year ended December 31, 2014, 2013 and 2012 totaled $3.3 million, $2.9 million and $1.8 million, respectively.

Table 8.2: Future Minimum Lease Payment Under Non-Cancelable Lease
As of December 31, 2014
(in thousands)
2015	$3,577
2016	3,579
2017	3,330
2018	3,117
2019	2,708
Thereafter	10,289
Total	$26,600
9. OTHER REAL ESTATE OWNED
As of December 31, 2014, WashingtonFirst had $0.4 million classified as other real estate owned (“OREO”) on the balance sheet, compared to $1.5 million and $3.3 million as of December 31, 2013 and 2012, respectively. During the year ended December 31, 2014, WashingtonFirst sold seven OREO properties collecting cash proceeds of $1.2 million, resulting in net realized gains of $0.1 million, compared to ten sales in 2013 collecting cash proceeds of $3.7 million resulting in net realized gains of $0.2 million and one sale in 2012 collecting cash proceeds of $0.9 million resulting in net realized gains of $0.1 million. During the year ended December 31, 2014, WashingtonFirst acquired one OREO property with a fair value of $0.4 million through foreclosure, compared to five OREO properties with a fair value of $2.2 million in 2013. For the year ended 2012, WashingtonFirst acquired two OREO properties through foreclosure with a fair value of $1.2 million and eight properties in the Alliance Acquisition with a fair value of $2.7 million.

Table 9.1: Changes in OREO
	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Balance at beginning of period	$1,463	$3,294	$615
Properties acquired at foreclosure	360	2,176	1,161
Properties acquired in acquisition of Alliance	—	—	2,677
Sales of foreclosed properties	(1,130)	(3,573)	(851)
Valuation adjustments	(332)	(434)	(308)
Balance at end of period	$361	$1,463	$3,294

Table 9.2: OREO Expenses
	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Write-downs	$332	$434	$308
Operating expenses, net of rental income	59	91	119
Total OREO expense	$391	$525	$427
10. INTANGIBLE ASSETS
Intangible assets includes goodwill and core deposit intangibles. Goodwill is tested for impairment annually or more frequently if events or circumstances indicate a possible impairment. Core deposit intangibles arise when an acquired bank or branch has a stable deposit base comprised of funds associated with long-term customer relationships. The intangible asset value derives from customer relationships that provide a low-cost source of funding. In the Millennium Transaction in February 2014, the Company recorded additional goodwill of $2.6 million. The Company also recorded $0.5 million of core deposit intangibles which consists of $0.3 million related to non-interest bearing deposits and interest-bearing NOW accounts which is being amortized over a five year period and $0.1 million related to savings accounts which is being amortized over an eight year period. See Note 3 for further details on the Millennium Transaction. In the acquisition of Alliance in December 2012, the Company recorded $0.4 million of core deposit intangibles, which is being amortized over a five year period. The Company performs annual impairment tests on goodwill in the fourth quarter of each year using the fair value approach.

Table 10: Goodwill and Core Deposit Intangibles
	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Goodwill:
Balance, beginning of period	$3,601	$3,601	$3,601
Goodwill recorded in Millennium Transaction	2,639	—	—
Balance, end of period	$6,240	$3,601	$3,601
Core deposit intangibles:
Balance, beginning of period	$342	$428	$—
Addition of core deposit intangibles	470	—	430
Amortization of core deposit intangibles	(158)	(86)	(2)
Balance, end of period	$654	$342	$428
Total intangibles	$6,894	$3,943	$4,029
11. DEPOSITS

Table 11.1: Composition of Deposits
	As of December 31,
	2014	2013
	(in thousands)
Demand deposit accounts	$278,051	$231,270
NOW accounts	99,023	91,107
Money market accounts	208,331	188,170
Savings accounts	129,754	113,987
Time deposits under $100,000	100,055	116,055
Time deposits $100,000 and over	270,849	208,314
Total deposits	$1,086,063	$948,903

Table 11.2: Scheduled Maturities of Time Deposits
	As of December 31,
	2014	2013
	(in thousands)
Within 1 Year	$213,212	$191,470
1 - 2 years	86,364	67,888
2 - 3 years	31,131	38,098
3 - 4 years	24,212	8,493
4 - 5 years	14,996	18,420
5+ years	989	—
Total	$370,904	$324,369
Time deposits include Certificate of Deposit Account Registry Service (“CDARS”) balances and brokered deposits. The CDARS deposits are customer deposits that are placed in the CDARS network to maximize the FDIC insurance coverage. These CDARS balances were $44.3 million and $33.2 million as of December 31, 2014 and 2013, respectively. Brokered deposits were $10.0 million and $32.6 million as of December 31, 2014 and 2013, respectively.
12. OTHER BORROWINGS
Other borrowings consist of $8.2 million and $10.2 million of customer repurchase agreements as of December 31, 2014 and 2013, respectively. Customer repurchase agreements are standard commercial banking transactions that involve a Bank customer instead of a wholesale bank or broker.

13. FEDERAL HOME LOAN BANK ADVANCES
As a member of the FHLB, the Bank has access to numerous borrowing programs with total credit availability established at 20 percent of total quarter-end assets. FHLB advances are fully collateralized by pledges of certain qualifying real estate secured loans (see Note 4 - Cash and Cash Equivalents). As of December 31, 2014, the Bank had pledged a total of $516.5 million in qualifying home equity lines of credit, commercial real estate loans, multifamily real estate loans, and residential real estate secured loans as security for FHLB advances. As of December 31, 2014, the Bank had $183.8 million in remaining credit available with the FHLB.

Table 13.1: Composition of FHLB Advances
	As of December 31,
	2014	2013
	(dollars in thousands)
As of period ended:
FHLB advances	$83,054	$40,000
FHLB purchase accounting mark	2,993	3,478
FHLB total	$86,047	$43,478
Weighted average outstanding effective interest rate	1.58%	1.30%

Table 13.2: FHLB Advances Average Balances
	For the Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Averages for the period:
FHLB advances	$63,108	$33,269	$28,013
Average effective interest rate paid during the period	1.67%	2.02%	2.58%
Maximum month-end balance outstanding	$101,169	$43,478	$67,850

Table 13.3: Contractual Maturities of FHLB Advances
	As of December 31,
	2014	2013
	(in thousands)
Within one year	$20,000	$15,000
3 - 4 years	7,500	—
4 - 5 years	16,371	—
5+ years	42,176	28,478
Total FHLB advances	$86,047	$43,478
14. LONG-TERM BORROWINGS

Table 14: Long-term Borrowings Detail
	As of December 31,
	2014	2013
	(in thousands)
Subordinated debt	$2,281	$2,247
Trust preferred capital notes	7,746	7,607
Long-term borrowings	$10,027	$9,854
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
On June 30, 2003, Alliance invested $0.3 million as common equity into a wholly-owned Delaware statutory business trust (the “Trust”). Simultaneously, the Trust privately issued $10.0 million face amount of thirty-year floating rate trust preferred capital securities (the “Trust Preferred Capital Notes”) in a pooled trust preferred capital securities offering. The Trust used the offering proceeds, plus the equity, to purchase $10.3 million principal amount of Alliance’s floating rate junior subordinated debentures due 2033 (the “Subordinated Debentures”). Both the Trust Preferred Capital Notes and the Subordinated Debentures are callable at any time, without penalty. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15 percent subject to quarterly interest rate adjustments. The interest rates as of December 31, 2014 and 2013 were 3.39 percent and 3.39 percent, respectively. The Trust Preferred Capital Notes are guaranteed by WashingtonFirst on a subordinated basis, and were recorded on WashingtonFirst’s books at the time of the Alliance acquisition at a discounted amount of $7.5 million, which was the fair value of the instruments at the time of the acquisition. The $2.5 million discount is being expensed monthly over the life of the obligation. Under the indenture governing the Trust Preferred Capital Notes, WashingtonFirst has the right to defer payments of interest for up to twenty consecutive quarterly periods.
Under current regulatory guidelines, the Trust Preferred Capital Notes may constitute no more than 25 percent of total Tier 1 Capital. Any amount not eligible to be counted as Tier 1 Capital is considered to be Tier 2 Capital. As of December 31, 2014, the entire amount of Trust Preferred Capital Notes was considered Tier 1 Capital.
15. SHAREHOLDERS’ EQUITY
In August 2011, WashingtonFirst elected to participate in the Small Business Lending Fund, or “SBLF,” and issued 17,796 shares of its Series D Preferred Stock to the United States Treasury for $17.8 million. Under the terms of the SBLF transaction, during the first ten quarters (ending December 31, 2013) in which the Series D Preferred Stock was outstanding, the preferred shares earned dividends at a rate that could fluctuate on a quarterly basis. From the eleventh dividend period (ending March 31, 2014) through the year 4.5 years after the closing of the SBLF transaction, because WashingtonFirst Bank’s qualified small business lending, or “QSBL,” as of December 31, 2013 had increased sufficiently as compared with the QSBL baseline, the annual dividend rate will be fixed at a rate of 1%. On August 15, 2014, WashingtonFirst redeemed $4.4 million (4,449 shares), or 25% of the $17.8 million outstanding Series D Preferred Stock that had been issued to the Secretary of the Treasury in August 2011 through the Company’s participation in the Small Business Lending Fund. The shares were redeemed at their liquidation value of $1,000 per share plus accrued dividends through August 14, 2014, for a total redemption price of $4.5 million.
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
On December 30, 2014, pursuant to a private placement, the Company issued 710,553 shares of its common stock and 666,666 shares of the its Series A non-voting common stock at a price of $15.00 per share. The Company received aggregate gross proceeds from the Investors of $20.7 million.
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
The Company commenced paying cash dividends in 2014 and has paid a dividend of four cents ($0.04) per share -- on the Company’s outstanding shares of common stock and Series A non-voting common stock -- on January 2, April 1, July 1 and October 1, 2014.  In the fourth quarter 2014, the Company increased the quarterly cash dividend to five cents ($0.05) per share, which was paid January 2, 2015. Although the Company expects to declare and pay quarterly cash dividends in the future, any such dividend would be at the discretion of the Board of Directors of the Company and would be subject to various federal and state regulatory limitations.

16. SHARE BASED COMPENSATION
In February 2010, the Board of Directors of the Company approved the Company’s 2010 Equity Compensation Plan (the “2010 Equity Plan”). Pursuant to the terms of the 2010 Equity Plan all of the shares of common stock of the Company remaining unissued under the prior plans were canceled, and an identical number of shares of the Company’s common stock were reserved for issuance under the 2010 Equity Plan. The 2010 Equity Plan gives the Personnel/Compensation Committee of the Company the ability to grant Incentive Stock Options, Non-Qualified Stock Options, Stock Appreciation Rights, Restricted Stock, and Stock Awards to employees and non-employee directors.

Table 16.1: Stock Options
	For the Year Ended December 31,
	2014		2013		2012
	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price
Outstanding, beginning of year	638,827	$10.70	554,864	$10.70	558,672	$10.60
Options granted or exchanged	—	—	94,760	10.53	182,453	10.44
Exercised	(84,942)	9.02	(5,205)	8.64	—	—
Canceled or forfeited	(6,191)	10.24	(5,592)	10.78	(186,261)	10.13
Outstanding, end of year	547,694	$10.96	638,827	$10.70	554,864	$10.70
Exercisable at end of year	305,180	$11.35	375,154	$10.85	308,607	$10.52
* Retroactively adjusted to reflect all stock dividends.
Option awards are granted with an exercise price equal to the market price at the date of grant. The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The Company expects that all options granted will vest and become exercisable.
The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

Table 16.2: Fair Value Assumptions for Stock Option Awards
	For the Year Ended December 31,
	2013	2012
Weighted-average risk-free interest rate	0.96%	1.76%
Expected dividend yield	—%	—%
Weighted-average expected volatility	44.36%	42.76%
Weighted-average expected life (in years)	6.5 years	7.4 years
Weighted-average fair value of each option granted	$6.28	$5.21
As of December 31, 2014, 2013 and 2012, the intrinsic value of stock options outstanding, exercisable and vested or expected to vest was $2.2 million, $2.3 million and $0.2 million, respectively.

Table 16.3: Non-Vested Restricted Stock
	For the Year Ended December 31,
	2014		2013		2012
	Non-vested Restricted Stock	Weighted-Average Grant Date Fair Value	Non-vested Restricted Stock	Weighted-Average Grant Date Fair Value	Non-vested Restricted Stock	Weighted-Average Grant Date Fair Value
Outstanding, beginning of year	32,952	$9.54	44,777	$9.51	52,603	$9.58
Granted	40,165	14.31	—	—	28,138	9.27
Canceled	(242)	9.11	(231)	8.68	(8,206)	9.66
Vested and issued	(11,466)	9.45	(11,594)	9.44	(27,758)	9.35
Outstanding, end of year	61,409	$9.59	32,952	$9.54	44,777	$9.51
* Retroactively adjusted to reflect all stock dividends.
For the year ended December 31, 2014, 2013 and 2012, the Company recognized $0.2 million, $0.2 million and $0.3 million in expenses, respectively, related to these awards. The total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan as of both December 31, 2014, 2013 and 2012 was $0.5 million, $0.7 million and $0.5 million, respectively, and is expected to be recognized over a weighted average period of 2.7 years, 3.6 years and 3.8 years, respectively.

Table 16.4: Stock Options Outstanding
	As of December 31, 2014:
	Outstanding		Exercisable
Range of Exercise Prices	Stock Options	Weighted-Average Remaining Contractual Life	Stock Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$8.00 - $8.99	17,934	4.9 years	17,934	4.9 years	$8.69
$9.00 - $9.99	53,807	0.6 years	53,807	0.6 years	9.38
$10.00 - $10.99	309,599	6.9 years	67,085	3.8 years	10.53
$11.00 - $11.99	1,050	1.3 years	1,050	1.3 years	11.43
$12.00 - $12.99	116,784	2.7 years	116,784	2.7 years	12.10
$13.00 - $13.99	48,520	2.4 years	48,520	2.4 years	13.82
	547,694	4.9 years	305,180	2.6 years	11.35
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
The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Bank has both fixed and variable rate commitments.

Table 17.1: Outstanding commitments to extend credit
	As of December 31,
	2014	2013
	(dollars in thousands)
Unused lines of credit as of period ended:
Commercial	$56,280	$61,754
Commercial real estate	110,134	73,660
Residential real estate	—	44
Home equity	36,042	22,918
Personal lines of credit	1,460	810
Total outstanding commitments to extend credit	203,916	159,186
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
Investment in Affordable Housing Project
The Bank has committed $1.0 million to the Virginia Community Development Corporation (VCDC), a non-profit organization that seeks to gather capital from investors to build and operate low income housing programs. The Bank’s $1.0 million commitment is split evenly between two funds: the Housing Equity Fund of Virginia XVII, L.L.C (“Fund XVII”) and the Housing Equity Fund of Virginia XVIII, L.L.C. (“Fund XVIII”). The expected return on these two funds is in the form of tax credits and tax deductions from operating losses. The principal risk associated with such and investment results from potential noncompliance with the conditions in the tax law to qualify for the tax benefits, which could result in recapture of the tax benefits. As of December 31, 2014, the Bank had disbursed $95,000 and $5,500 to Fund XVII and Fund XVIII, respectively, as a result of investor capital calls. The Bank will make additional capital investments of $0.4 million by the end of 2017 for Fund XVII and additional capital investments of $0.5 million by the end of 2018 for Fund XVIII. The Bank accounts for the capital already disbursed in the Other Assets section of the balance sheet. To date, no related income resulting from tax benefits have been recorded, however the company plans to record such related income using the effective interest method in the future.
Other Contractual Arrangements
The Bank is party to a contract dated October 7, 2010, with Fiserv, for core data processing and item processing services integral to the operations of the Bank. Under the terms of the agreement, the Bank may cancel the agreement subject to a substantial cancellation penalty based on the current monthly billing and remaining term of the contract. The initial term of services provided shall end seven years following the date services are first used. Services were first provided beginning May 16, 2011 and will expire on May 15, 2018. The Bank expects to pay Fiserv approximately $3.7 million over the remaining life of the contract.

18. RELATED PARTY TRANSACTIONS
The aggregate amount of loans outstanding to employees, officers, directors, and to companies in which the Company’s directors were principal owners, amounted to $26.7 million, or 2.5 percent of total loans, and $22.7 million, or 2.7 percent of total loans, as December 31, 2014 and 2013, respectively. In 2014, principal advance to related parties in the ordinary course of business with substantially the same terms (including interest rates and collateral) as those prevailing at the time totaled $8.0 million and principal repayments and other reductions totaled $6.8 million. The aforementioned loans were made with consistent terms for comparable transactions with non-related parties. They do not involve more than normal risk of collectibility or present other unfavorable features.
Total deposit accounts with related parties totaled $37.4 million and $31.1 million as of December 31, 2014 and 2013, respectively.
19. INCOME TAXES
WashingtonFirst is subject to federal income taxes and various state and local income taxes.

Table 19.1: Components of Income Tax Expense
	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Current income tax expense	$3,152	$1,368	$1,963
Deferred tax expense/(benefit)	1,201	1,259	(790)
Income tax expense	$4,353	$2,627	$1,173

Table 19.2: Reconciliation of Tax Expense at Statutory Tax Rate to Actual Tax Expense
	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Tax expense at statutory rate	$4,684	$3,048	$1,159
Increase/(decrease) due to:
State income tax, net of federal tax benefit	97	30	153
Transaction costs	—	(331)	582
Earnings on bank-owned life insurance	(124)	(93)	(3)
Tax exempt interest	(35)	(41)	(1)
Goodwill	—	—	(849)
Change in valuation allowance	(432)	232	—
Other	163	(218)	132
Income tax expense	$4,353	$2,627	$1,173
Statutory tax rate	34.0%	34.0%	34.0%
Effective tax rate	31.6%	29.3%	34.4%

Table 19.3: Components of Deferred Tax Assets and Liabilities
	As of December 31,
	2014	2013
	(in thousands)
Deferred tax assets:
Net operating loss carry forwards	$2,967	$4,216
Tax credit carry forwards	251	251
Provision for loan losses	3,312	2,912
Loans	1,000	1,889
OREO	510	487
Unrealized losses on available-for-sale securities	—	587
Securities	168	386
Non-accrual interest	284	302
Compensation related items	549	480
Deferred rent	537	393
Other	8	2
Valuation allowance	—	(432)
Total deferred tax assets	9,586	11,473
Deferred tax liabilities:
Deferred costs	(1,161)	(722)
Depreciation and amortization	(355)	(203)
Unrealized gains on available-for-sale securities	(404)	—
Total deferred tax liabilities	(1,920)	(925)
Net deferred tax assets	$7,666	$10,548
The net operating loss carry forward acquired in conjunction with the First Liberty Bancorp acquisition in 2006 is subject to annual limits under Section 382 of the Internal Revenue Code of $290,692 and expires in 2025. In conjunction with the acquisition of Alliance in 2012, the net operating loss carry forward is subject to annual limits under Section 382 of the Internal Revenue Code of $831,125 and begins expiring in 2029.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, in each case as those terms are defined in the regulations. Management believes the Company satisfied all capital adequacy requirements to which it was subject as of December 31, 2014.

As of December 31, 2014, the Company was “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios, as set forth in the table below.

Table 20: Capital Amounts, Ratios and Regulatory Requirements Summary
	Actual		To Be Well Capitalized Under Prompt Corrective Action Provisions		For Minimum Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2014:
Total risk-based capital ratio
Consolidated	$146,713	13.20%	n/a	n/a	$88,917	>8.0%
Bank	121,500	10.94%	111,060	>10.0%	88,848	>8.0%
Tier 1 risk-based capital ratio
Consolidated	134,956	12.14%	n/a	n/a	44,467	>4.0%
Bank	109,743	9.88%	66,646	>6.0%	44,430	>4.0%
Tier 1 leverage ratio
Consolidated	134,956	10.23%	n/a	n/a	52,769	>4.0%
Bank	109,743	8.33%	65,872	>5.0%	52,698	>4.0%

As of December 31, 2013:
Total risk-based capital ratio
Consolidated	$123,811	14.05%	n/a	n/a	$70,497	>8.0%
Bank	112,304	12.76%	88,013	>10.0%	70,410	>8.0%
Tier 1 risk-based capital ratio
Consolidated	112,777	12.80%	n/a	n/a	35,243	>4.0%
Bank	101,270	11.51%	52,791	>6.0%	35,194	>4.0%
Tier 1 leverage ratio
Consolidated	112,777	10.53%	n/a	n/a	42,840	>4.0%
Bank	101,270	9.47%	53,469	>5.0%	42,775	>4.0%

21. EARNINGS PER SHARE
The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock has no effect on income available to common shareholders.

Table 21: Basic and Dilutive Earnings Per Share
	For the Year Ended December 31,
	2014	2013	2012
	(dollars in thousands, except for per share amounts)
Net income	$9,424	$6,339	$2,235
Less: SBLF dividends	(161)	(178)	(178)
Net income available to common shareholders	$9,263	$6,161	$2,057

Weighted average number of shares outstanding (1)	8,104,062	8,000,035	3,588,677
Effect of dilutive securities:
Restricted stock, stock options and warrants (1)	188,876	102,959	77,593
Diluted weighted average number of shares outstanding (1)	8,292,938	8,102,994	3,666,270

Basic earnings per share (1)	$1.14	$0.77	$0.57
Diluted earnings per share (1)	$1.12	$0.76	$0.56
(1) Retroactively adjusted to reflect the effect of all stock dividends.
22. EMPLOYEE BENEFITS
The Company maintains a Defined Contribution 401K Plan (“401(k) Plan”), which authorizes a voluntary salary deferral of up to IRS limitations. All full-time employees are eligible to participate after three months of employment. The Company reserves the right to make an annual discretionary contribution to the account of each eligible employee based in part on the Company’s profitability for a given year, and on each participant’s yearly earnings up to IRS limitations. Participants are vested in the Company’s discretionary matching contributions evenly over a 3 year period and are fully vested in future Company matching contributions after three years of employment. The company incurred expenses of $0.5 million, $0.3 million and $0.2 million for the years ended December 31, 2014, 2013 and 2012, respectively, under the 401(k). The Company also provides a benefit package which includes health, dental and optical insurance, 401K plan, life and long term disability insurance. Additionally, WashingtonFirst maintains a stock-based compensation plan for employees of WashingtonFirst.
In August 2013, the Compensation Committee of the Company approved the terms of a Supplemental Executive Retirement Plan (“SERP”) for certain of the Bank’s executive officers. The intent of the SERP is to provide retirement benefits to selected executives upon retirement or other qualifying separation from service. In 2014 the Bank entered into separate agreements under the SERP (the “SERP Agreements”) with several of its executive officers. Generally, the SERP Agreements provide retirement benefits computed as a percentage of the executive’s annual compensation at a defined retirement age or earlier separation from service, and payable in monthly installments over a specified period of time. The SERP Agreements are unfunded arrangements maintained primarily to provide supplemental retirement benefits and comply with Section 409A of the Internal Revenue Service Code. For the year ended December 31, 2014, the Company recorded benefit expense of $0.2 million for this post retirement benefit.

23. OTHER OPERATING EXPENSES

Table 23: Consolidated Statement of Operations - Other Operating Expenses Detail
	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Other real estate owned expenses	$391	$525	$427
Business and franchise tax	824	668	174
Advertising and promotional expenses	665	594	301
FDIC premiums	866	836	521
Postage, printing and supplies	213	182	150
Directors' fees	289	224	179
Insurance	114	108	69
Other	1,152	935	402
Other expenses	$4,514	$4,072	$2,223

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
Net transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period. There were no transfers within the fair value hierarchy for fair value measurements of WashingtonFirst’s investment securities during the years ended December 31, 2014, 2013, or 2012.
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
Fair Value Classification and Transfers
As of December 31, 2014, WashingtonFirst’s assets and liabilities recorded at fair value included financial instruments valued at $23.6 million whose fair values were estimated by management in the absence of readily determinable fair values (i.e., level 3). These financial instruments measured as level 3 represented 1.8 percent of total assets and 12.4 percent of financial instruments measured at fair value as of December 31, 2014. As of December 31, 2013, WashingtonFirst’s assets and liabilities recorded at fair value included financial instruments valued at $24.5 million whose fair values were estimated by management in the absence of readily determinable fair values. These financial instruments measured as level 3 represented 2.2 percent of total assets and 14.4 percent of financial instruments measured at fair value as of December 31, 2013.

The following tables present information about WashingtonFirst’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2014 and 2013, respectively, and indicate the fair value hierarchy of the valuation techniques used by WashingtonFirst to determine such fair value:

Table 24.1: Summary of Assets and Liabilities Measured at Fair Value
	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
U.S. Treasuries	$3,014	$—	$—	$3,014
U.S. Government agencies	—	51,864	—	51,864
Mortgage-backed securities	—	50,792	—	50,792
Collateralized mortgage obligations	—	44,815	—	44,815
Taxable state and municipal securities	—	12,754	—	12,754
Tax-exempt state and municipal securities	—	3,269	—	3,269
Total recurring assets at fair value	$3,014	$163,494	$—	$166,508

Nonrecurring:
Assets:
Loans held for investment (1)	$—	$—	$23,199	$23,199
Other real estate owned (2)	—	—	361	361
Total nonrecurring assets at fair value	$—	$—	$23,560	$23,560

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
U.S. Treasuries	$2,996	$—	$—	$2,996
U.S. Government agencies	—	38,039	—	38,039
Mortgage-backed securities	—	43,854	—	43,854
Collateralized mortgage obligations	—	42,717	—	42,717
Taxable state and municipal securities	—	12,170	—	12,170
Tax-exempt state and municipal securities	—	5,591	—	5,591
Total recurring assets at fair value	$2,996	$142,371	$—	$145,367

Nonrecurring:
Assets:
Loans held for investment (1)	$—	$—	$23,016	$23,016
Other real estate owned (2)	—	—	1,463	1,463
Total nonrecurring assets at fair value	$—	$—	$24,479	$24,479

(1)	Represents the impaired loans, net of allowance, that have been individually evaluated and reserved for.

(2)	Other real estate owned is transferred from loans to OREO at the lower of cost or market.

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis for which WashingtonFirst has used significant level 3 inputs to determine fair value. Net transfers in and/or out of level 3 are based on the fair values of the assets and liabilities as of the beginning of the reporting period.

Table 24.2: Change in Level 3 Fair Value Assets
	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Balance at beginning of period	$—	$106	$68
Unrealized gains	—	—	38
Realized losses	—	(106)	—
Balance at end of period	$—	$—	$106
Fair Value of Financial Instruments

Table 24.3: Estimated Fair Values and Carrying Values for Financial Assets, Liabilities and Commitments
	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Cash and cash equivalents	$62,306	$62,306	$109,164	$109,164
Investment securities	166,508	166,508	145,367	145,367
Other equity securities	5,225	5,225	3,530	3,530
Loans held for sale	1,068	1,068	—	—
Loans held for investment, net	1,055,801	1,061,167	829,586	824,881
Bank-owned life insurance	13,147	13,147	10,283	10,283
Time deposits	370,904	372,041	324,369	325,946
Other borrowings	8,237	8,237	10,157	10,157
FHLB advances	86,047	86,583	43,478	43,681
Long-term borrowings	10,027	10,027	9,854	9,854
Off-balance sheet instruments	—	—	—	—
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
25. FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

Table 25.1: WashingtonFirst Bankshares, Inc. (PARENT ONLY) - Condensed Balance Sheets
	As of December 31,
	2014	2013
	(in thousands)
Assets:
Cash and cash equivalents	$23,486	$10,781
Investment in bank subsidiary	117,071	103,704
Deferred tax asset	(909)	423
Other assets	4,264	882
Total Assets	$143,912	$115,790
Liabilities and Shareholders' Equity:
Liabilities:
Accrued interest payable	$20	$21
Long-term borrowings	7,746	7,607
Other liabilities	1,608	558
Total Liabilities	9,374	8,186
Shareholders' Equity:
Total Shareholders’ Equity	134,538	107,604
Total Liabilities and Shareholders' Equity	$143,912	$115,790

Table 25.2: WashingtonFirst Bankshares, Inc. (PARENT ONLY) - Condensed Statement of Operations and Comprehensive Income
	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Interest income:
Dividends from subsidiary	$—	$—	$950
Other interest income	59	86	40
Total interest income	59	86	990
Interest expense	480	451	23
Net interest income	(421)	(365)	967
Non-interest income:
Gain on acquisition	—	—	2,497
Total non-interest income	—	—	2,497
Non-interest expense:
Merger expenses	—	—	1,737
Other operating expenses	2,254	2,222	29
Total other expenses	2,254	2,222	1,766
(Loss)/income before provision income taxes	(2,675)	(2,587)	1,698
Income tax (benefit/)expense	(957)	(797)	310
Net (loss)/income before undistributed income of subsidiaries	(1,718)	(1,790)	1,388
Undistributed income of subsidiaries	11,142	8,129	847
Net income	9,424	6,339	2,235
Preferred stock dividends and accretion	(161)	(178)	(178)
Net income available to common stock shareholders	$9,263	$6,161	$2,057
Comprehensive Income	$11,367	$4,863	$2,278

Table 25.3: WashingtonFirst Bankshares, Inc. (PARENT ONLY) - Condensed Statements of Cash Flows
	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$9,424	$6,339	$2,235
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiaries	(11,142)	(8,129)	(847)
Gain on acquisition	—	—	(2,497)
Amortization	139	139	11
Net change in:
Other assets	(2,970)	163	17
Other liabilities	744	(1,977)	(43)
Net cash used in operating activities	(3,805)	(3,465)	(1,124)
Cash flows from investing activities:
Investment in subsidiaries	1,128	(178)	(15,152)
Net cash used in investing activities	1,128	(178)	(15,152)
Cash flows from financing activities:
Proceeds from stock issuance - private placement	20,490	—	—
Proceeds from issuance of common stock, net	—	1,435	25,177
Proceeds from exercise of stock options	766	45	—
Repurchase of Preferred Stock	(4,449)	—	—
Cash dividends paid	(1,259)	—	—
Dividends paid - cash portion for fractional shares on 5% dividend	(5)	(4)	(1)
Preferred stock dividends paid	(161)	(178)	(178)
Net cash provided by financing activities	15,382	1,298	24,998
Net increase/(decrease) in cash and cash equivalents	12,705	(2,345)	8,722
Cash and cash equivalents at beginning of period	10,781	13,126	4,404
Cash and cash equivalents at end of period	$23,486	$10,781	$13,126

26. QUARTERLY FINANCIAL INFORMATION (Unaudited)

Table 26.1: Quarterly Income Statements - 2014
	2014 Quarter Ended
	Dec. 31	Sept. 30	Jun. 30	Mar. 31
	(in thousands, except per share amounts)
Interest income	$14,872	$14,342	$13,892	$12,013
Interest expense	1,962	1,878	1,775	1,604
Net interest income	12,910	12,464	12,117	10,409
Provision for loan losses	800	900	760	545
Net interest income after provision for loan losses	12,110	11,564	11,357	9,864
Non-interest (loss)/income	479	551	404	564
Non-interest expense	8,639	8,451	8,044	7,982
Income before income taxes	3,950	3,664	3,717	2,446
Provision for income taxes	1,395	833	1,287	838
Net income	$2,555	$2,831	$2,430	$1,608

Earnings per common share:
Basic earnings per common share (1)	$0.31	$0.34	$0.30	$0.19
Fully diluted earnings per common share (1)	$0.30	$0.34	$0.29	$0.19
(1) Retroactively adjusted to reflect the effect of all stock dividends.

Table 26.2: Quarterly Income Statements - 2013
	2013 Quarter Ended
	Dec. 31	Sept. 30	Jun. 30	Mar. 31
	(in thousands, except per share amounts)
Interest income	$12,095	$11,594	$11,443	$11,697
Interest expense	1,475	1,491	1,632	1,532
Net interest income	10,620	10,103	9,811	10,165
Provision for loan losses	880	1,800	975	1,100
Net interest income after provision for loan losses	9,740	8,303	8,836	9,065
Non-interest (loss)/income	(908)	1,255	447	345
Non-interest expense	7,365	6,839	6,868	7,045
Income before income taxes	1,467	2,719	2,415	2,365
Provision for income taxes	271	579	865	912
Net income	$1,196	$2,140	$1,550	$1,453

Earnings per common share:
Basic earnings per common share (1)	$0.14	$0.26	$0.19	$0.18
Fully diluted earnings per common share (1)	$0.14	$0.26	$0.18	$0.18
(1) Retroactively adjusted to reflect the effect of all stock dividends.

27. SUBSEQUENT EVENTS
On February 20, 2015, WashingtonFirst redeemed $4.4 million (4,449 shares), or 25% of the initial $17.8 million outstanding Series D Preferred Stock that had been issued to the Secretary of the Treasury in August 2011 through the Company’s participation in the Small Business Lending Fund. The shares were redeemed at their liquidation value of $1,000 per share plus accrued dividends through February 20, 2015, for a total redemption price of $4.5 million.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures

(a)	Management's Evaluation of Disclosure Controls and Procedures.
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s periodic filings under the Exchange Act, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management on a timely basis to allow decisions regarding required disclosure. Management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2014. Based on management’s assessment, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.

(b)	Management’s Report on Internal Control over Financial Reporting
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
Company management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control- Integrated Framework (2013). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014 based on those criteria.

(c)	Changes in Internal Control Over Financial Reporting.
There were no changes in WashingtonFirst’s internal control over financial reporting during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, WashingtonFirst’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2014.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2014.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholders
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2014 regarding the Company’s equity compensation plans under which its equity securities (only common stock) are authorized for issuance:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise pricing of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a))
Equity compensation plan approved by security holders	609,103	$10.82	330,915
Equity compensation plan not approved by security holders	—	—	—
Total	609,103	$10.82	330,915
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2014.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2014.

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

2.1†
Agreement and Plan of Reorganization, dated as of May 3, 2012, by and among WashingtonFirst Bankshares, Inc., Alliance Bankshares Corporation and Alliance Bank Corporation (incorporated by reference herein to Appendix A to Amendment No. 3 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on November 9, 2012 (File No. 333-183255)).

2.2
Amendment No. 1, dated August 9, 2012, to the Agreement and Plan of Reorganization, dated as of May 3, 2012, by and among WashingtonFirst Bankshares, Inc., Alliance Bankshares Corporation and Alliance Bank Corporation (incorporated by reference herein to Appendix A to Amendment No. 3 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on November 9, 2012 (File No. 333-183255)).

2.3
Purchase and Assumption Agreement by and among the Federal Deposit Insurance Corporation, Receiver of Millennium Bank, N.A, the Federal Deposit Insurance Corporation and WashingtonFirst Bank, dated as of February 28, 2014 (incorporated by reference herein to Exhibit 2.1 to Form 8-K filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on March 5, 2014 (File No. 001-35768)).

3.1
Articles of Incorporation of WashingtonFirst Bankshares, Inc. filed February 25, 2009, as amended (incorporated by reference herein to Exhibit 3.1 to Form 8-K filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on December 21, 2012 (File No. 001-35768)).

3.2
Articles of Amendment to the Articles of Incorporation of WashingtonFirst Bankshares, Inc. filed January 28, 2013 (incorporated by reference herein to Exhibit 3.1 to Form 8-K filed with the Securities and Exchange Commission by WashingtonFirst on Bankshares, Inc. February 6, 2013 (File No. 001-35768)).

3.3
Bylaws of WashingtonFirst Bankshares, Inc. adopted February 25, 2009 (incorporated by reference herein to Exhibit 3.7 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on August 13, 2012 (File No. 333-183255)).

4.1
Form of certificate representing shares of WashingtonFirst Bankshares, Inc.’s common stock (incorporated by reference herein to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on September 21, 2012 (File No. 333-183255)).

4.2
Certificate of Designations relating to WashingtonFirst Bankshares, Inc. Senior Non-Cumulative Perpetual Preferred Stock, Series D (incorporated by reference herein to part of Exhibit 3.5 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on August 13, 2012 (File No. 333-183255)).

4.3
Form of certificate representing shares of WashingtonFirst Bankshares, Inc.’s non-voting common stock (incorporated by reference herein to Exhibit 4.3 to Amendment No. 2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on November 5, 2012 (File No. 333-183255)).

*	Filed with this Annual Report on Form 10-K.

†	The schedules to this agreement have been omitted for this filing pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish copies of such schedules to the SEC upon request.

Exhibit	Description

10.1
Second Amended and Restated Executive Employment Agreement, dated September 21, 2012, by and between WashingtonFirst Bank and Shaza L. Andersen (incorporated by reference herein to Exhibit 10.1 to Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on September 21, 2012 (File No. 333-183255)).

10.2
Second Amended and Restated Severance Payment Agreement, dated September 21, 2012, by and between WashingtonFirst Bank and Richard D. Horn (incorporated by reference herein to Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on September 21, 2012 (File No. 333-183255)).

10.3
Second Amended and Restated Severance Payment Agreement, dated September 21, 2012, by and between WashingtonFirst Bank and George W. Connors, IV (incorporated by reference herein to Exhibit 10.3 to Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on September 21, 2012 (File No. 333-183255)).

10.4
Investment Agreement, dated as of May 3, 2012, by and between WashingtonFirst Bankshares, Inc. and Endicott Opportunity Partners III, L.P. (incorporated by reference herein to Exhibit 10.4 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on August 13, 2012 (File No. 333-183255)).

10.5
Investment Agreement, dated as of June 20, 2012, by and between WashingtonFirst Bankshares, Inc. and Castle Creek Capital Partners IV, L.P. (incorporated by reference herein to Exhibit 10.5 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on August 13, 2012 (File No. 333-183255)).

10.6
WashingtonFirst Bankshares, Inc. 2010 Equity Compensation Plan (including form of award agreement) (incorporated by reference herein to Exhibit 99.1 to Form 8-K filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on May 3, 2013 (File No. 001-35768)).

10.7
Form on Incentive Stock Option Agreement (incorporated by reference herein to Exhibit 99.2 to Form 8-K filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on May 3, 2013 (File No. 001-35768)).

10.8
Form of Nonqualified Stock Option Agreement (incorporated by reference herein to Exhibit 10.7 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on August 13, 2012 (File No. 333-183255))).

10.9
Form of Restricted Stock Agreement (incorporated by reference herein to Exhibit 10.8 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on August 13, 2012 (File No. 333-183255)).

10.10
Form of Indemnification Agreement between WashingtonFirst Bankshares, Inc. and each of the directors and executive officers thereof (incorporated by reference herein to Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on September 21, 2012 (File No. 333-183255)).

10.11
Amendment No. 1 to Investment Agreement, dated September 21, 2012, by and between WashingtonFirst Bankshares, Inc. and Endicott Opportunity Partners III, L.P. (incorporated by reference herein to Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on September 21, 2012 (File No. 333-183255)).

10.12
Amendment No. 1 to Investment Agreement, dated September 21, 2012, by and between WashingtonFirst Bankshares, Inc. and Castle Creek Capital Partners IV, L.P. (incorporated by reference herein to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on September 21, 2012 (File No. 333-183255)).

10.13
WashingtonFirst Bank Supplemental Executive Retirement Agreement effective April 1, 2014 between WashingtonFirst Bank and Shaza L. Andersen (incorporated by reference herein to Exhibit 10.13 to Form 8-K filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on April 29, 2014 (File No. 001-35768)).

*	Filed with this Annual Report on Form 10-K.

†	The schedules to this agreement have been omitted for this filing pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish copies of such schedules to the SEC upon request.

Exhibit	Description

10.14
WashingtonFirst Bank Supplemental Executive Retirement Agreement effective April 1, 2014 between WashingtonFirst Bank and George W. Connors, IV (incorporated by reference herein to Exhibit 10.14 to Form 8-K filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on April 29, 2014 (File No. 001-35768)).

10.15
WashingtonFirst Bank Supplemental Executive Retirement Agreement effective April 1, 2014 between WashingtonFirst Bank and Matthew R. Johnson(incorporated by reference herein to Exhibit 10.15 to Form 8-K filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on April 29, 2014 (File No. 001-35768)).

10.16
WashingtonFirst Bank Supplemental Executive Retirement Agreement effective April 1, 2014 between WashingtonFirst Bank and Richard D. Horn (incorporated by reference herein to Exhibit 10.16 to Form 8-K filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on April 29, 2014 (File No. 001-35768)).

10.17
WashingtonFirst Bank Supplemental Executive Retirement Agreement effective October 1, 2014 between WashingtonFirst Bank and Joseph S. Bracewell (incorporated by reference herein to Exhibit 10.17 to Form 8-K filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on October 17, 2014 (File No. 001-35768)).

12*	Statement of Ratio of Combined Fixed Charges and Preferred Dividends to Earnings.

14*	Code of Ethics of WashingtonFirst Bankshares, Inc. dated November 17, 2014.

21*	Subsidiaries of the registrant.

23*	Consent of BDO USA, LLP.

31.1*	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
Interactive data files pursuant to Rule 405 of Regulation S-T: WashingtonFirst Bankshares, Inc.’s (i) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Balance Sheets as of December 31, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; (v) Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2014 and 2013; and (vi) the notes to the foregoing Consolidated Financial Statements.

*	Filed with this Annual Report on Form 10-K.

†	The schedules to this agreement have been omitted for this filing pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish copies of such schedules to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASHINGTONFIRST BANKSHARES, INC.
(Registrant)

/s/ Shaza Andersen	March 16, 2015
Shaza L. Andersen	Date
President & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Shaza L. Andersen	Director, President & Chief Executive Officer	March 16, 2015
Shaza L. Andersen	(Principal Executive Officer)

/s/ Matthew R. Johnson	Executive Vice President & Chief Financial Officer	March 16, 2015
Matthew R. Johnson	(Principal Financial and Accounting Officer)

/s/ Joseph S. Bracewell	Chairman of the Board of Directors	March 16, 2015
Joseph S. Bracewell

/s/ Charles E. Andrews	Director	March 16, 2015
Charles E. Andrews

/s/ George W. Connors IV	Director, Bank President & Chief Lending Officer	March 16, 2015
George W. Connors IV

/s/ Josephine S. Cooper	Director	March 16, 2015
Josephine S. Cooper

/s/ John H. Dalton	Director	March 16, 2015
John H. Dalton

/s/ Donald W. Fisher	Director	March 16, 2015
Donald W. Fisher

/s/ Richard D. Horn	Director and General Counsel	March 16, 2015
Richard D. Horn

/s/ D. Mark Lowers	Director	March 16, 2015
D. Mark Lowers

/s/ John J. Mahoney	Director	March 16, 2015
John J. Mahoney

/s/ Madhu K. Mohan, MD	Director	March 16, 2015
Madhu K. Mohan, MD

	Director	March 16, 2015
Juan A. Mencia

Name	Title	Date

/s/ Larry D. Meyers	Director	March 16, 2015
Larry D. Meyers

/s/ Mark C. Michael	Director	March 16, 2015
Mark C. Michael

/s/ Ken Morrissette	Director	March 16, 2015
Ken Morrissette

/s/ James P. Muldoon	Director	March 16, 2015
James P. Muldoon

/s/ William C. Oldaker	Director	March 16, 2015
William C. Oldaker

/s/ Jon M. Peterson	Director	March 16, 2015
Jon M. Peterson

/s/ Randall S. Peyton, MD	Director	March 16, 2015
Randall S. Peyton, MD

	Director	March 16, 2015
Joe R. Reeder

	Director	March 16, 2015
William G. Reilly

/s/ Gail R. Steckler	Director	March 16, 2015
Gail R. Steckler

/s/ Johnnie E. Wilson	Director	March 16, 2015
Johnnie E. Wilson