Form 10-Q
period 2015-03-31
WashingtonFirst Bankshares, Inc.
filed 2015-05-06
CIK 1476264

As filed with the Securities and Exchange Commission on May 6, 2015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or

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
Yes    ☐        No    ☒
As of May 4, 2015, the registrant had outstanding 7,779,326 shares of voting common stock and 1,817,842 shares of non-voting common stock.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
WashingtonFirst Bankshares, Inc.
Consolidated Balance Sheets
(unaudited)

	March 31, 2015	December 31, 2014
	(in thousands)
Assets:
Cash and cash equivalents:
Cash and due from bank balances	$3,480	$3,396
Federal funds sold	119,184	46,876
Interest bearing balances	9,299	12,034
Cash and cash equivalents	131,963	62,306
Investment securities, available-for-sale, at fair value	176,966	166,508
Restricted stocks	5,394	5,225
Loans held for sale, at lower of cost or fair value	2,540	1,068
Loans held for investment:
Loans held for investment, at amortized cost	1,086,931	1,065,058
Allowance for loan losses	(9,855)	(9,257)
Total loans held for investment, net of allowance	1,077,076	1,055,801
Premises and equipment, net	6,081	6,198
Intangibles	6,851	6,894
Deferred tax asset	10,333	9,586
Accrued interest receivable	3,756	3,852
Other real estate owned	451	361
Bank-owned life insurance	13,242	13,147
Other assets	2,860	4,364
Total Assets	$1,437,513	$1,335,310
Liabilities and Shareholders' Equity:
Liabilities:
Non-interest bearing deposits	$328,366	$278,051
Interest bearing deposits	852,467	808,012
Total deposits	1,180,833	1,086,063
Other borrowings	10,153	8,237
FHLB advances	93,183	86,047
Long-term borrowings	10,069	10,027
Deferred tax liability	3,123	1,920
Accrued interest payable	595	548
Other liabilities	6,144	7,930
Total Liabilities	1,304,100	1,200,772
Shareholders' Equity:
Preferred stock:
Series D, $5.00 par value, 8,898 and 13,347 shares issued and outstanding, respectively, 1% dividend	44	67
Additional paid-in capital - preferred	8,854	13,280
Common stock:
Common Stock Voting, $0.01 par value, 50,000,000 shares authorized, 7,768,624 and 7,747,795 shares issued and outstanding, respectively	77	77
Common Stock Non-Voting, $0.01 par value, 10,000,000 shares authorized, 1,817,842 and 1,817,842 shares issued and outstanding, respectively	18	18
Additional paid-in capital - common	113,109	112,887
Accumulated earnings	10,058	7,775
Accumulated other comprehensive income related to available-for-sale securities	1,253	434
Total Shareholders' Equity	133,413	134,538
Total Liabilities and Shareholders' Equity	$1,437,513	$1,335,310
See accompanying notes to unaudited consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Income
(unaudited)

	For the Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$13,440	$11,201
Interest and dividends on investments:
Taxable	716	666
Tax-exempt	19	47
Dividends on other equity securities	61	28
Interest on Federal funds sold and other short-term investments	74	71
Total interest and dividend income	14,310	12,013
Interest expense:
Interest on deposits	1,451	1,222
Interest on borrowings	553	382
Total interest expense	2,004	1,604
Net interest income	12,306	10,409
Provision for loan losses	700	545
Net interest income after provision for loan losses	11,606	9,864
Non-interest income:
Service charges on deposit accounts	109	106
Earnings on bank-owned life insurance	95	83
Gain on sale of other real estate owned, net	—	64
Gain on sale of loans, net	69	17
Gain on sale of available-for-sale investment securities, net	15	143
Other operating income	269	151
Total non-interest income	557	564
Non-interest expense:
Compensation and employee benefits	4,133	4,068
Premises and equipment	1,483	1,508
Data processing	823	715
Professional fees	338	421
Other operating expenses	1,068	1,270
Total non-interest expense	7,845	7,982
Income before provision for income taxes	4,318	2,446
Provision for income taxes	1,528	838
Net income	2,790	1,608
Preferred stock dividends	(28)	(44)
Net income available to common shareholders	$2,762	$1,564

Earnings per common share:
Basic earnings per common share (1)	$0.29	$0.19
Diluted earnings per common share (1)	$0.28	$0.19
(1) Retroactively adjusted to reflect the effect of all stock dividends.
See accompanying notes to unaudited consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands)
Net income	$2,790	$1,608
Other comprehensive income, net of tax:
Net unrealized holding gains, net of tax (1)	829	576
Reclassification adjustment for realized gains	(10)	(20)
Net change from available-for-sale securities	819	556
Comprehensive income	$3,609	$2,164

(1) Unrealized gains on available for sale securities is shown net of income tax expense of $0.4 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively.
 See accompanying notes to unaudited consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(unaudited)

	For the Three Months Ended
	March 31, 2015		March 31, 2014
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Preferred stock:
Balance, beginning of period	13,347	$67	17,796	$89
Redemption of preferred stock	(4,449)	(23)	—	—
Balance, end of period	8,898	$44	17,796	$89
Additional paid-in capital - preferred:
Balance, beginning of period		$13,280		$17,707
Redemption of preferred stock		(4,426)		—
Balance, end of period		$8,854		$17,707
Common stock:
Balance, beginning of period	9,565,637	$95	7,648,495	$76
Exercise of stock options	20,829	—	18,200	—
Balance, end of period	9,586,466	$95	7,666,695	$76
Additional paid-in capital - common:
Balance, beginning of period		$112,887		$85,636
Exercise of stock options		164		167
Stock compensation expense		58		54
Balance, end of period		$113,109		$85,857
Accumulated earnings:
Balance, beginning of period		$7,775		$5,605
Net income		2,790		1,608
Preferred stock dividends		(28)		(44)
Cash dividends declared		(479)		(306)
Balance, end of period		$10,058		$6,863
Accumulated other comprehensive loss:
Balance, beginning of period		$434		$(1,509)
Change in unrealized gain on available-for-sale securities, net of tax and reclassification adjustments		819		556
Balance, end of period		$1,253		$(953)
Total shareholders' equity		$133,413		$109,639
See accompanying notes to unaudited consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands)
Cash flows from operating activities:
Net income	$2,790	$1,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	120	465
Net amortization of purchase accounting marks	(319)	(713)
Gain on sale of available-for-sale investment securities	(15)	(143)
Gain on sale of loans	(69)	(17)
Gain on sale of other real estate owned	—	(64)
Provision for loan losses	700	545
Write-down of other real estate owned	—	63
Earnings on bank-owned life insurance	(95)	(83)
Net amortization on available-for-sale investment securities	251	246
Stock based compensation	58	54
Originations of loans held for sale	(5,756)	(1,920)
Proceeds from sales of loans held for sale	4,353	941
Net change in:
Accrued interest receivable	96	191
Other assets	1,433	1,471
Accrued interest payable	47	75
Other liabilities	(1,856)	(1,409)
Net cash provided by operating activities	1,738	1,310
Cash flows from investing activities:
Net cash received in acquisitions	—	59,047
Purchase of available-for-sale investment securities	(28,801)	(28,031)
Proceeds from repayment of available-for-sale investment securities	7,046	8,198
Proceeds from sale/call of available-for-sale investment securities	12,335	13,554
Net increase in loans held for investment	(21,509)	(8,742)
Net (increase)/decrease in FHLB stock	(170)	925
Proceeds from sale of real estate owned	—	448
Purchases of premises and equipment, net	(206)	(760)
Net cash (used in)/provided by investing activities	(31,305)	44,639
Cash flows from financing activities:
Net increase in deposits	94,773	25,888
Proceeds from FHLB advances	132,500	15,000
Repayments of FHLB advances	(125,243)	(27,182)
Net increase in other borrowings	1,916	1,605
Proceeds from exercise of stock options	164	167
Redemption of preferred stock	(4,449)	—
Cash dividends paid	(409)	(306)
Preferred stock dividends paid	(28)	(44)
Net cash provided by financing activities	99,224	15,128
Net increase in cash and cash equivalents	69,657	61,077
Cash and cash equivalents at beginning of period	62,306	109,164
Cash and cash equivalents at end of period	$131,963	$170,241
See accompanying notes to unaudited consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Notes to the Unaudited Consolidated Financial Statements
In this report, WashingtonFirst Bankshares Inc., is sometimes referred to as “WashingtonFirst,” the “Company,” “we,” “our” or “us” and these references include WashingtonFirst’s wholly owned subsidiary, WashingtonFirst Bank, unless the context requires otherwise. In this report, WashingtonFirst Bank is sometimes referred to as the “Bank.”
1. ORGANIZATION
WashingtonFirst Bankshares Inc. was organized in 2009 under the laws of the Commonwealth of Virginia as a bank holding company. WashingtonFirst Bankshares is the parent company of WashingtonFirst Bank, which was organized in 2004 under the laws of Washington, D.C. to operate as a commercial bank. In 2007, WashingtonFirst Bank converted its charter to the Commonwealth of Virginia. WashingtonFirst Bank is headquartered in Reston, Virginia and serves the greater Washington, D.C. metropolitan area.
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
2. SIGNIFICANT ACCOUNTING POLICIES
The accounting and reporting policies of WashingtonFirst conform to accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”). The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities (including, but not limited to, the allowance for loan losses, provision for loan losses, other-than-temporary impairment of investment securities and fair value measurements) as of the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The following are the significant accounting policies that WashingtonFirst follows in preparing and presenting its consolidated financial statements:

(a)	Basis of Presentation
The accompanying consolidated financial statements include the accounts of WashingtonFirst Bankshares Inc., and its wholly-owned subsidiary WashingtonFirst Bank. All significant inter-company accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to predominant practices within the banking industry.

(b)	Cash and Cash Equivalents and Statements of Cash Flows
For purposes of the statements of cash flows, cash and cash equivalents consists of cash and due from banks, interest bearing balances and federal funds sold. The Bank maintains deposits with other commercial banks in amounts that may exceed federal deposit insurance coverage. Management regularly evaluates the credit risk associated with these transactions and believes that the Bank is not exposed to any significant credit risks on cash and cash equivalents. The Bank is required to maintain certain average reserve balances with the Federal Reserve Bank of Richmond. Those balances include usable vault cash and amounts on deposit with the Federal Reserve Bank of Richmond. The Bank had no compensating balance requirements or required cash reserves with correspondent banks as of March 31, 2015 and December 31, 2014. The Bank maintains interest bearing balances at other banks to help ensure sufficient liquidity and provide additional return compared to overnight Federal Funds.

Table 2: Certain Cash and Non-Cash Transactions
	For the Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands)
Cash paid during the period for:
Interest paid	$1,957	$1,529
Income taxes paid	50	—
Non-cash activity:
Loans converted into other real estate owned	90	—
Non-cash activity resulting from acquisitions/transactions:
Fair value of assets acquired:
Investment securities	—	19,240
Other equity securities	—	683
Loans, net of unearned income	—	51,332
Core deposit intangibles	—	470
Other assets	—	440
Fair value of liabilities assumed:
Deposits	—	121,592
FHLB advances	—	12,209
Other liabilities	—	50

(c)	Use of Estimates
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
Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. All securities were classified as available-for-sale as of March 31, 2015 and December 31, 2014.
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
The Company evaluates all securities in its investment portfolio for other-than-temporary impairments. A security is generally defined to be impaired if the carrying value of such security exceeds its estimated fair value. Based on the provisions of FASB Accounting Standards Codification (“ASC”) 320, a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected is less than the security’s amortized cost basis (the difference being defined as the credit loss) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or more-likely-than-not will be required to sell the security before recovery of the security’s amortized cost basis. The charge to earnings is limited to the amount of credit loss if the investor does not intend, and more-likely-than-not will not be required, to sell the security before recovery of the security’s amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive income, net of applicable taxes. In certain instances, as a result of the other-than-temporary impairment analysis, the recognition or accrual of interest will be discontinued and the security will be placed on non-accrual status.

(f)	Restricted Stocks
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
The Bank grants real estate, including construction and development, commercial, and residential, commercial and industrial, and consumer loans to customers primarily in the greater Washington, D.C. metropolitan area. The loan portfolio is well diversified and generally is collateralized by assets of the borrowers. The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers. The ability of the Bank’s debtors to honor their loan contracts is dependent upon the real estate and general economic conditions in the Bank’s market area. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances less the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Consumer loans and other loans typically are charged off no later than 180 days past due. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on non-accrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
(i) Allowance for Loan Losses
The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) ASC 450-10, which requires that losses be accrued when they are probable of occurring and estimable; and (ii) ASC 310-10, which requires that losses be accrued based on the differences between the net realizable value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.
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
(j) Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation. Premises and equipment are depreciated over their estimated useful lives; leasehold improvements are amortized over the lives of the respective leases or the estimated useful life of the leasehold improvement, whichever is less. Depreciation is computed using the straight-line method over the lesser of the estimated useful life or the remaining term of the lease for leasehold improvements; and 3 to 7 years for furniture, fixtures, and equipment. Costs of maintenance and repairs are expensed as incurred; improvements and betterments are capitalized. When items are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts and any resulting gains or losses are included in the determination of net income.
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
(l) Other Real Estate Owned
Real estate properties acquired through loan foreclosures are recorded initially at fair value, less expected sales costs, determined by management. Subsequent valuations are performed by management, and the carrying amount of a property is adjusted by a charge to expense to reflect any subsequent declines in estimated fair value. Fair value estimates are based on recent appraisals and current market conditions. Gains or losses on sales of real estate owned are recognized upon disposition.

(m) Income Taxes
The provision for income taxes is based on the results of operations, adjusted primarily for: (1) tax-exempt income; and (2) the earnings from BOLI and stock-based compensation which are in excess of the tax-exempt income amounts. Certain items of income and expense are reported in different periods for financial reporting and tax return purposes. Deferred tax assets and liabilities are determined based on the differences between the consolidated financial statement and income tax basis of assets and liabilities measured by using the enacted tax rates and laws expected to be in effect when the timing differences are expected to reverse. Deferred tax expense or benefit is based on the difference between deferred tax asset or liability from period to period. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. A tax position is recognized as a benefit only if it is “more likely than not” (i.e., more than 50% likely) that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is more likely than not to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.
The Company and the Bank are subject to U.S. federal income tax, the District of Columbia income tax, the State of Maryland income tax and the State of Virginia franchise tax, in lieu of income tax. The Company is no longer subject to examination by Federal or State taxing authorities for the years before 2011. As of March 31, 2015 and December 31, 2014 the Company did not have any unrecognized tax benefits. The Company does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other non-interest expense. As of March 31, 2015 and December 31, 2014, the Company does not have any amounts accrued for interest and/or penalties.
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
(p) Transfer of Financial Assets
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Company; (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets; and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
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

(r) Goodwill and Acquired Intangible Assets
Goodwill represents the excess of purchase price over fair value of net assets and liabilities acquired. Under ASC 350-10, goodwill is not amortized over an estimated life, but rather it is evaluated at least annually for impairment by comparing its fair value with its recorded amount and is written down when appropriate. Projected net operating cash flows are compared to the carrying amount of the goodwill recorded and if the estimated net operating cash flows are less than the carrying amount, a loss is recognized to reduce the carrying amount to fair value. In the first quarter 2014, the Company recorded $2.6 million of additional goodwill related to the Millennium Transaction. For more information regarding this addition, see Note 3—Millennium Transaction. There was no impairment of goodwill during the three months ended March 31, 2015 and 2014.
Intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Acquired intangible assets consist of core deposit and customer relationship intangible assets arising from acquisitions. They are initially measured at fair value and then are amortized over their useful lives. For more information regarding goodwill, see Note 9—Intangible Assets.
(s) Bank-Owned Life Insurance (BOLI)
The Bank has purchased life insurance policies on certain officers. Bank-owned life insurance is recorded at its currently realizable cash surrender value. Changes in cash surrender value are recorded on the “Earnings on Bank-Owned Life Insurance” line item in the statement of income.
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
(u) Stock Splits and Dividends
Stock dividends in excess of 20% are reported as stock splits, resulting in no adjustment to the Company’s equity accounts.  Stock dividends for 20% or less are reported by transferring the fair value, as of the ex‑dividend date, of the stock issued from retained earnings to common stock.  Fractional share amounts are paid in cash with a reduction in retained earnings. All share and per share amounts are retroactively adjusted for stock splits and dividends. The Board of Directors has declared three stock dividends, with the most recent being on July 21, 2014 (paid September 2, 2014) which has caused prior year earnings per share and certain ratios involving the outstanding number of shares to be adjusted in this filing.
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
(w) Recent Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (ASU) No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. The impact of adoption of this ASU by the Company was not and is not expected to be material.
FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this Update creates a new topic in the FASB Accounting Standards Codification® (ASC or Codification), Topic 606. In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASC 606 establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, ASU 2014-09 adds a new Subtopic to the Codification, ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers, to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The new guidance does not apply to certain contracts within the scope of other ASC Topics, such as lease contracts, insurance contracts, financing arrangements, financial instruments, guarantees other than product or service warranties, and nonmonetary exchanges between entities in the same line of business to facilitate sales to customers. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The impact of adoption of this ASU by the Company is not expected to be material.
FASB issued ASU 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. This update requires creditors to reclassify loans that are within the scope of the ASU to “other receivables” upon foreclosure, rather than reclassifying them to other real estate owned. The separate other receivable recorded upon foreclosure is to be measured based on the amount of the loan balance (principal and interest) the creditor expects to recover from the guarantor. The new guidance is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The impact of adoption of this ASU by the Company was not and is not expected to be material.
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
(x) Reclassifications
Certain reclassifications of prior year information were made to conform to the 2015 presentation. These reclassifications had no material impact of the Company’s financial position or results of operations.

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
The Millennium Transaction was accounted for using the acquisition method. Accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the merger date. The excess of fair value of net liabilities assumed exceeded cash received in the transaction resulting in goodwill of $2.6 million being recorded. The Company also recorded $0.5 million in core deposit intangibles which will be amortized over five to eight years, depending on the underlying instrument.
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
It is not practicable to provide pro-forma information as the Millennium assets and liabilities were acquired by the FDIC and historical information about such assets and liabilities are not available.
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

4. CASH AND CASH EQUIVALENTS
Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. During the first quarter 2015 and 2014, the Bank maintained balances at the Federal Reserve Bank of Richmond (in addition to vault cash) to meet the reserve requirements as well as balances to partially compensate for services provided by the Federal Reserve Bank of Richmond. The Bank has an interest bearing account with the FHLB and maintains eight non-interest bearing accounts with domestic correspondents.
In addition, the Bank has short term investments in the form of certificates of deposits with banks insured by the Federal Deposit Insurance Corporation (“FDIC”), classified as interest bearing balances, as of March 31, 2015 and December 31, 2014. All balances are fully insured up to the applicable limits by the FDIC.
5. INVESTMENT SECURITIES

Table 5.1: Available-for-Sale Investment Securities Summary
	As of March 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasuries	$4,503	$51	$—	$4,554
U.S. Government agencies	65,740	727	(17)	66,450
Mortgage-backed securities	47,641	520	(85)	48,076
Collateralized mortgage obligations	42,699	293	(227)	42,765
Taxable state and municipal securities	11,961	640	—	12,601
Tax-exempt state and municipal securities	2,472	54	(6)	2,520
Total available-for-sale investment securities	$175,016	$2,285	$(335)	$176,966

	As of December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasuries	$2,998	$16	$—	$3,014
U.S. Government agencies	51,757	206	(99)	51,864
Mortgage-backed securities	50,457	453	(118)	50,792
Collateralized mortgage obligations	45,245	154	(584)	44,815
Taxable state and municipal securities	12,139	615	—	12,754
Tax-exempt state and municipal securities	3,236	45	(12)	3,269
Total available-for-sale investment securities	$165,832	$1,489	$(813)	$166,508

The estimated fair value of securities pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes amounted to $91.6 million and $94.6 million as of March 31, 2015 and December 31, 2014, respectively.
WashingtonFirst did not recognize in earnings any other-than-temporary impairment losses on available-for-sale investment securities during the three months ended March 31, 2015 and 2014. During the three months ended March 31, 2015, WashingtonFirst received proceeds of $12.3 million from the call or sale of securities from its available-for-sale investment portfolio resulting in gross realized gains of $0.2 million and gross realized losses of $0.1 million. During the three months ended March 31, 2014, WashingtonFirst received proceeds of $13.6 million from the call or sale of securities from its available-for-sale investment portfolio resulting in gross realized gains of $0.2 million and gross realized losses of $48,000.

Table 5.2: Gross Unrealized Loss and Fair Value of Available-for-Sale Securities
	As of March 31, 2015
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
U.S. Government agencies	$2,999	$(5)	$1,994	$(12)
Mortgage-backed securities	7,753	(18)	2,848	(67)
Collateralized mortgage obligations	2,988	(6)	12,590	(221)
Tax-exempt state and municipal securities	522	(6)	—	—
Total	$14,262	$(35)	$17,432	$(300)

	As of December 31, 2014
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
U.S. Government agencies	$11,972	$(24)	$6,935	$(75)
Mortgage-backed securities	5,109	(6)	4,601	(112)
Collateralized mortgage obligations	10,166	(52)	19,963	(532)
Tax-exempt state and municipal securities	962	(9)	537	(3)
Total	$28,209	$(91)	$32,036	$(722)
As of March 31, 2015 and December 31, 2014, thirteen and twenty-three, respectively, of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $0.3 million and $0.7 million, respectively.

The temporary unrealized losses presented above are principally due to a general increase in market rates and a widening of credit spreads from the dates of acquisition to March 31, 2015 and December 31, 2014, as applicable. The resulting increases in fair values reflect a decrease in the perceived risk by the financial markets related to those securities. As of March 31, 2015, all U.S. Treasuries and U.S. Government Agencies are rated AA+ or higher, and any fluctuations in their fair value are caused by changes in interest rates and are not considered credit related as the contractual cash flows of these investments are either explicitly or implicitly backed by the full faith and credit of the U.S. Government. Unrealized losses that are related to the prevailing interest rate environment will decline over time and recover as these securities approach maturity. As of March 31, 2015, the fair market value of U.S. Treasuries and U.S. Government Agencies were $4.6 million and $66.5 million, respectively. The mortgage-backed securities portfolio at March 31, 2015, is composed of GNMA, FNMA or FHLMC mortgage-backed securities reported at fair value of $48.1 million and GNMA collateralized mortgage obligations reported at fair value of $42.8 million. Any associated unrealized losses are caused by changes in interest rates and are not considered credit related as the contractual cash flows of these investments are either explicitly or implicitly backed by the full faith and credit of the U.S. Government. Unrealized losses that are related to the prevailing interest rate environment will decline over time and recover as these securities approach maturity. As of March 31, 2015, the fair value of the taxable state and municipal securities portfolio totaled $12.6 million, while the tax-exempt state and municipal securities portfolio totaled $2.5 million. The municipal bond portfolio has no concentration in any state greater than 20 percent and carries bond ratings of A or higher.
The amortized cost and fair value of investments by remaining contractual maturity for available-for-sale investment securities as of March 31, 2015, are set forth below. Mortgage-backed securities and collateralized mortgage obligations are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

Table 5.3: Amortized Cost and Fair Value by Contractual Maturity of Available-For-Sale Securities
	As of March 31, 2015
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$2,271	$2,302
Due after one year through five years	66,505	67,562
Due after five years through ten years	34,602	35,091
Due after ten years	71,638	72,011
Total	$175,016	$176,966

6. LOANS

Table 6.1: Composition of Loans Held for Investment by Loan Class
	March 31, 2015	December 31, 2014
	(in thousands)
Construction and development	$172,996	$156,241
Commercial real estate	660,802	650,051
Residential real estate	122,967	122,306
Real estate loans	956,765	928,598
Commercial and industrial	121,798	127,084
Consumer	8,368	9,376
Total loans	1,086,931	1,065,058
Less: allowance for loan losses	9,855	9,257
Net loans	$1,077,076	$1,055,801
As of March 31, 2015, $553.0 million of loans were pledged as collateral for FHLB advances, compared to $516.5 million as of December 31, 2014.

Table 6.2: Loans Held for Investment Aging Analysis by Loan Class
	As of March 31, 2015
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	Total Past Due	Total Loans
	(in thousands)
Construction and development	$172,760	$—	$—	$236	$236	$172,996
Commercial real estate	657,778	—	—	3,024	3,024	660,802
Residential real estate	121,393	302	88	1,184	1,574	122,967
Commercial and industrial	120,047	55	766	930	1,751	121,798
Consumer	8,104	—	—	264	264	8,368
Balance at end of period	$1,080,082	$357	$854	$5,638	$6,849	$1,086,931

	As of December 31, 2014
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	Total Past Due	Total Loans
	(in thousands)
Construction and development	$155,414	$—	$586	$241	$827	$156,241
Commercial real estate	641,292	201	2,911	5,647	8,759	650,051
Residential real estate	119,855	598	—	1,853	2,451	122,306
Commercial and industrial	124,591	857	683	953	2,493	127,084
Consumer	9,112	264	—	—	264	9,376
Balance at end of period	$1,050,264	$1,920	$4,180	$8,694	$14,794	$1,065,058

(1) For the purpose of this table, loans 1-29 days past due are included in the balance of current loans.

WashingtonFirst divides its loans into the following categories based on credit quality: pass, pass watch, special mention, substandard, doubtful and loss. WashingtonFirst reviews the characteristics of each rating at least annually, generally during the first quarter of each year.
The characteristics of these ratings are as follows:

•
Pass and pass watch rated loans (risk ratings 1 to 6) are to borrowers with an acceptable financial condition, specified collateral margins, specified cash flow to service the existing loans, and a specified leverage ratio. The borrower has paid all obligations as agreed and it is expected that the borrower will maintain this type of payment history. Acceptable personal guarantors routinely support these loans.

•
Special mention loans (risk rating 7) have a specifically defined weakness in the borrower’s operations and/or the borrower’s ability to generate positive cash flow on a sustained basis. For example, the borrower’s recent payment history may be characterized by late payments. WashingtonFirst’s risk exposure to special mention loans is partially mitigated by collateral supporting the loan; however, loans in this category have collateral that is considered to be degraded.

•
Substandard loans (risk rating 8) are considered to have specific and well-defined weaknesses that jeopardize the repayment terms as originally structured in WashingtonFirst’s initial credit extension. The payment history for the loan may have been inconsistent and the expected or projected primary repayment source may be inadequate to service the loan, or the estimated net liquidation value of the collateral pledged and/or ability of the personal guarantors to pay the loan may not adequately protect WashingtonFirst. For loans in this category, there is a distinct possibility that WashingtonFirst will sustain some loss if the deficiencies associated with the loan are not corrected in the near term. A substandard loan would not automatically meet WashingtonFirst’s definition of an impaired loan unless the loan is significantly past due and the borrower’s performance and financial condition provide evidence that it is probable WashingtonFirst will be unable to collect all amounts due. Substandard non-accrual loans have the same characteristics as substandard loans. However these loans have a non-accrual classification generally because the borrower’s principal or interest payments are 90 days or more past due.

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

Internal risk ratings of pass (rating numbers 1 to 5), pass watch (rating number 6), and special mention (rating number 7) are deemed to be unclassified assets. Internal risk ratings of substandard (rating number 8), doubtful (rating number 9) and loss (rating number 10) are deemed to be classified assets.

Table 6.3: Risk Categories of Loans Held for Investment by Loan Class
	As of March 31, 2015
Internal risk rating grades	Pass	Pass Watch	Special Mention	Substandard	Total
Risk rating number	1 to 5	6	7	8
	(in thousands)
Construction and development	$171,410	$1,350	$—	$236	$172,996
Commercial real estate	638,975	5,216	9,998	6,613	660,802
Residential real estate	117,867	3,568	633	899	122,967
Commercial and industrial	112,091	5,455	1,897	2,355	121,798
Consumer	7,982	119	—	267	8,368
Balance at end of period	$1,048,325	$15,708	$12,528	$10,370	$1,086,931

	As of December 31, 2014
Internal risk rating grades	Pass	Pass Watch	Special Mention	Substandard	Total
Risk rating number	1 to 5	6	7	8
	(in thousands)
Construction and development	$154,506	$1,494	$—	$241	$156,241
Commercial real estate	623,964	6,491	10,342	9,254	650,051
Residential real estate	117,163	2,928	1,090	1,125	122,306
Commercial and industrial	116,781	5,450	2,727	2,126	127,084
Consumer	9,244	125	—	7	9,376
Balance at end of period	$1,021,658	$16,488	$14,159	$12,753	$1,065,058

Table 6.4: Changes in Troubled Debt Restructurings
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Balance as of January 1, 2015	$241	$4,619	$1,796	$354	$—	$7,010
New TDRs	—	—	44	676	—	720
Increases to existing TDRs	—	—	1	—	—	1
Charge-offs post modification	—	(128)	—	—	—	(128)
Sales, principal payments, or other decreases	(4)	(2,456)	(8)	(2)	—	(2,470)
Balance as of March 31, 2015	$237	$2,035	$1,833	$1,028	$—	$5,133

	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Balance as of January 1, 2014	$266	$4,886	$1,167	$1,844	$95	$8,258
New TDRs	—	—	971	—	—	971
Increases to existing TDRs	—	251	1	—	—	252
Charge-offs post modification	—	—	—	—	(95)	(95)
Sales, principal payments, or other decreases	(6)	(480)	(5)	(26)	—	(517)
Balance as of March 31, 2014	$260	$4,657	$2,134	$1,818	$—	$8,869

A modification to the contractual terms of a loan that results in granting a concession to a borrower experiencing financial difficulties is considered a troubled debt restructuring (“TDR”). When the Company has granted a concession, as a result of the restructuring, it does not expect to collect all amounts due in a timely manner, including interest accrued at the original contract rate. In making its determination of whether a borrower is experiencing financial difficulties, the Company considers several factors, including whether: (1) the borrower has declared or is in the process of declaring bankruptcy; (2) there is substantial doubt as to whether the borrower will continue to be a going concern; and (3) the borrower can obtain funds from other sources at an effective interest rate at or near a current market interest rate for debt with similar risk characteristics. The Company evaluates TDRs similarly to other impaired loans for purposes of the allowance for loan losses.
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

Table 6.5: New Troubled Debt Restructurings Details
	March 31, 2015			March 31, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	(dollars in thousands)
Residential real estate	1	$44	$44	3	$971	$971
Commercial and industrial	3	840	676	—	—	—
Total loans	4	$884	$720	3	$971	$971

Table 6.6: Troubled Debt Restructuring in Default in Past Twelve Months
	March 31, 2015			March 31, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	(dollars in thousands)
Construction and development	1	$392	$236	1	$415	$260
Commercial real estate	2	2,071	2,035	2	2,071	2,069
Residential real estate	—	—	—	1	172	172
Commercial and industrial	3	840	675	—	—	—
Total loans	6	$3,303	$2,946	4	$2,658	$2,501

Table 6.7: Non-Performing Assets
	March 31, 2015	December 31, 2014
	(in thousands)
Non-accrual loans	$5,638	$8,694
Troubled debt restructurings still accruing	3,090	2,151
Other real estate owned	451	361
Total non-performing assets	$9,179	$11,206
As of March 31, 2015 and December 31, 2014, there were no loans past due more than 90 days that were still accruing. If interest had been earned on the non-accrual loans, interest income on these loans would have been approximately $0.1 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively.

7. ALLOWANCE FOR LOAN LOSSES

Table 7.1: Changes in Allowance for Loan Losses by Loan Class
	For the Three Months Ended March 31, 2015
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Balance as of December 31, 2014	$1,028	$5,674	$920	$1,612	$23	$9,257
Provision for/(release of) loan losses	433	39	350	(124)	2	700
Charge-offs	—	(128)	(25)	—	—	(153)
Recoveries	—	—	41	9	1	51
Balance as of March 31, 2015	$1,461	$5,585	$1,286	$1,497	$26	$9,855

	For the Three Months Ended March 31, 2014
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Balance as of December 31, 2013	$681	$5,027	$920	$1,801	$105	$8,534
Provision for/(release of) loan losses	146	(484)	20	677	186	545
Charge-offs	—	(581)	(388)	(70)	(274)	(1,313)
Recoveries	—	101	11	3	—	115
Balance as of March 31, 2014	$827	$4,063	$563	$2,411	$17	$7,881

Table 7.2: Loans Held for Investment and Related Allowance for Loan Losses by Impairment Method and Loan Class
	As of March 31, 2015
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Ending Balance:
Evaluated collectively for impairment	$172,760	$642,535	$119,127	$116,746	$8,102	$1,059,270
Evaluated individually for impairment	236	18,267	3,840	5,052	266	27,661
	$172,996	$660,802	$122,967	$121,798	$8,368	$1,086,931

Allowance for Losses:
Evaluated collectively for impairment	$1,458	$4,431	$651	$829	$19	$7,388
Evaluated individually for impairment	3	1,154	635	668	7	2,467
	$1,461	$5,585	$1,286	$1,497	$26	$9,855

	As of December 31, 2014
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Ending Balance:
Evaluated collectively for impairment	$156,000	$625,673	$117,278	$120,640	$9,363	$1,028,954
Evaluated individually for impairment	241	24,378	5,028	6,444	13	36,104
	$156,241	$650,051	$122,306	$127,084	$9,376	$1,065,058

Allowance for Losses:
Evaluated collectively for impairment	$1,024	$4,137	$489	$858	$18	$6,526
Evaluated individually for impairment	4	1,537	431	754	5	2,731
	$1,028	$5,674	$920	$1,612	$23	$9,257
The following tables show the allocation of the allowance for loan losses among various categories of loans and certain other information as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any loan category.

Table 7.3: Allocation of Allowance for Loan Losses by Loan Class
	March 31, 2015		December 31, 2014
	Amount	% Total	Amount	% Total
	(dollars in thousands)
Construction and development	$1,461	14.8%	$1,028	11.1%
Commercial real estate	5,585	56.7%	5,674	61.4%
Residential real estate	1,286	13.0%	920	9.9%
Commercial and industrial	1,497	15.2%	1,612	17.4%
Consumer	26	0.3%	23	0.2%
Total allowance for loan losses	$9,855	100.0%	$9,257	100.0%

Table 7.4: Specific Allocation for Impaired Loans by Loan Class
	March 31, 2015			December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
	(in thousands)
With no related allowance:
Construction and development	$—	$—	$—	$—	$—	$—
Commercial real estate	5,627	5,594	—	6,747	6,746	—
Residential real estate	1,942	1,844	—	2,108	2,017	—
Commercial and industrial	1,083	782	—	1,757	1,411	—
Consumer	257	257	—	—	—	—
Total with no related allowance	8,909	8,477	—	10,612	10,174	—
With an allowance recorded:
Construction and development	392	236	3	396	241	4
Commercial real estate	13,250	12,673	1,154	18,419	17,632	1,537
Residential real estate	2,037	1,996	635	3,131	3,011	431
Commercial and industrial	4,506	4,270	668	5,277	5,033	754
Consumer	9	9	7	13	13	5
Total with an allowance recorded	20,194	19,184	2,467	27,236	25,930	2,731
Total impaired loans	$29,103	$27,661	$2,467	$37,848	$36,104	$2,731

Table 7.5: Average Impaired Loan Balance by Loan Class
	For the Three Months Ended
	March 31, 2015		March 31, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With no related allowance:
Construction and development	$—	$—	$1,782	$—
Commercial real estate	5,607	92	4,084	—
Residential real estate	1,824	14	2,483	11
Commercial and industrial	785	1	172	—
Consumer	257	—	71	—
Total with no related allowance	8,473	107	8,592	11
With an allowance recorded:
Construction and development	239	—	65	—
Commercial real estate	12,733	127	10,146	122
Residential real estate	1,998	18	1,175	4
Commercial and industrial	4,429	57	4,764	49
Consumer	7	—	5	—
Total with an allowance recorded	19,406	202	16,155	175
Total average impaired loans	$27,879	$309	$24,747	$186

8. OTHER REAL ESTATE OWNED

Table 8.1: Changes in OREO
	For the Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands)
Balance at beginning of period	$361	$1,463
Properties acquired at foreclosure	90	—
Sales of foreclosed properties	—	(384)
Valuation adjustments	—	(63)
Balance at end of period	$451	$1,016

Table 8.2: OREO Expenses
	For the Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands)
Write-downs	$—	$63
Operating expenses, net of rental income	5	32
Total OREO expense	$5	$95
9. INTANGIBLE ASSETS
Intangible assets include goodwill and core deposit intangibles. Goodwill is tested for impairment annually or more frequently if events or circumstances indicate a possible impairment. Core deposit intangibles arise when an acquired bank or branch has a stable deposit base comprised of funds associated with long-term customer relationships. The intangible asset value derives from customer relationships that provide a low-cost source of funding. In the Millennium Transaction in February 2014, the Company recorded additional goodwill of $2.6 million. The Company also recorded $0.5 million of core deposit intangibles which consists of $0.3 million related to non-interest bearing deposits and interest-bearing NOW accounts which is being amortized over a five year period and $0.1 million related to savings accounts which is being amortized over an eight year period. See Note 3 for further details on the Millennium Transaction. The Company performs annual impairment tests on goodwill in the fourth quarter of each year using the fair value approach.

Table 9: Goodwill and Core Deposit Intangibles
	For the Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands)
Goodwill:
Balance, beginning of period	$6,240	$3,601
Goodwill recorded in Millennium Transaction	—	2,639
Balance, end of period	$6,240	$6,240
Core deposit intangibles:
Balance, beginning of period	$654	$342
Addition of core deposit intangibles	—	470
Amortization of core deposit intangibles	(43)	(28)
Balance, end of period	$611	$784
Total intangibles	$6,851	$7,024

10. DEPOSITS

Table 10.1: Composition of Deposits
	March 31, 2015	December 31, 2014
	(in thousands)
Demand deposit accounts	$328,366	$278,051
NOW accounts	106,067	99,023
Money market accounts	212,728	208,331
Savings accounts	127,556	129,754
Time deposits under $100,000	84,831	100,055
Time deposits $100,000 and over	321,285	270,849
Total deposits	$1,180,833	$1,086,063

Table 10.2: Scheduled Maturities of Time Deposits
	March 31, 2015	December 31, 2014
	(in thousands)
Within 1 Year	$254,870	$213,212
1 - 2 years	83,157	86,364
2 - 3 years	28,983	31,131
3 - 4 years	26,559	24,212
4 - 5 years	11,511	14,996
5+ years	1,036	989
Total	$406,116	$370,904
Time deposits include Certificate of Deposit Account Registry Service (“CDARS”) balances and brokered deposits. The CDARS deposits are customer deposits that are placed in the CDARS network to maximize the FDIC insurance coverage. These CDARS balances were $39.8 million and $44.3 million as of March 31, 2015 and December 31, 2014, respectively. The Bank had no brokered deposits as of March 31, 2015, compared to $10.0 million as of December 31, 2014.
11. OTHER BORROWINGS
Other borrowings consist of $10.2 million and $8.2 million of customer repurchase agreements as of March 31, 2015 and December 31, 2014, respectively. Customer repurchase agreements are standard commercial banking transactions that involve a Bank customer instead of a wholesale bank or broker.

12. FEDERAL HOME LOAN BANK ADVANCES
As a member of the FHLB, the Bank has access to numerous borrowing programs with total credit availability established at 20 percent of total quarter-end assets. FHLB advances are fully collateralized by pledges of certain qualifying real estate secured loans (see Note 4 - Cash and Cash Equivalents). As of March 31, 2015, the Bank had pledged a total of $553.0 million in qualifying home equity lines of credit, commercial real estate loans, multifamily real estate loans, and residential real estate secured loans as security for FHLB advances. As of March 31, 2015, the Bank had $176.4 million in remaining credit available with the FHLB.

Table 12.1: Composition of FHLB Advances
	March 31, 2015	December 31, 2014
	(dollars in thousands)
As of period ended:
FHLB advances	$90,311	$83,054
FHLB purchase accounting mark	2,872	2,993
FHLB total	$93,183	$86,047
Weighted average outstanding effective interest rate	1.57%	1.58%

Table 12.2: FHLB Advances Average Balances
	For the Three Months Ended
	March 31, 2015	March 31, 2014
	(dollars in thousands)
Averages for the period:
FHLB advances	$105,517	$46,133
Average effective interest rate paid during the period	1.40%	1.76%
Maximum month-end balance outstanding	$125,926	$43,438

Table 12.3: Contractual Maturities of FHLB Advances
	March 31, 2015	December 31, 2014
	(in thousands)
Within one year	$20,000	$20,000
2 - 3 years	7,500	—
3 - 4 years	7,500	7,500
4 - 5 years	18,215	16,371
5+ years	39,968	42,176
Total FHLB advances	$93,183	$86,047

13. LONG-TERM BORROWINGS

Table 13: Long-term Borrowings Detail
	March 31, 2015	December 31, 2014
	(in thousands)
Subordinated debt	$2,290	$2,281
Trust preferred capital notes	7,779	7,746
Long-term borrowings	$10,069	$10,027
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
On June 30, 2003, Alliance invested $0.3 million as common equity into a wholly-owned Delaware statutory business trust (the “Trust”). Simultaneously, the Trust privately issued $10.0 million face amount of thirty-year floating rate trust preferred capital securities (the “Trust Preferred Capital Notes”) in a pooled trust preferred capital securities offering. The Trust used the offering proceeds, plus the equity, to purchase $10.3 million principal amount of Alliance’s floating rate junior subordinated debentures due 2033 (the “Subordinated Debentures”). Both the Trust Preferred Capital Notes and the Subordinated Debentures are callable at any time, without penalty. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15 percent subject to quarterly interest rate adjustments. The interest rates as of March 31, 2015 and December 31, 2014 were 3.42 percent and 3.39 percent, respectively. The Trust Preferred Capital Notes are guaranteed by WashingtonFirst on a subordinated basis, and were recorded on WashingtonFirst’s books at the time of the Alliance acquisition at a discounted amount of $7.5 million, which was the fair value of the instruments at the time of the acquisition. The $2.5 million discount is being expensed monthly over the life of the obligation. Under the indenture governing the Trust Preferred Capital Notes, WashingtonFirst has the right to defer payments of interest for up to twenty consecutive quarterly periods.
Under current regulatory guidelines, the Trust Preferred Capital Notes may constitute no more than 25 percent of total Tier 1 Capital. Any amount not eligible to be counted as Tier 1 Capital is considered to be Tier 2 Capital. As of March 31, 2015, the entire amount of Trust Preferred Capital Notes was considered Tier 1 Capital.
14. SHAREHOLDERS’ EQUITY
In August 2011, WashingtonFirst elected to participate in the Small Business Lending Fund, or “SBLF,” and issued 17,796 shares of its Series D Preferred Stock to the United States Treasury for $17.8 million. Under the terms of the SBLF transaction, during the first ten quarters (ending December 31, 2013) in which the Series D Preferred Stock was outstanding, the preferred shares earned dividends at a rate that could fluctuate on a quarterly basis. From the eleventh dividend period (ending March 31, 2014) through the year 4.5 years after the closing of the SBLF transaction, because WashingtonFirst Bank’s qualified small business lending (“QSBL”) as of December 31, 2013 had increased sufficiently as compared with the QSBL baseline, the annual dividend rate will be fixed at a rate of 1%.
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
On February 20, 2015, WashingtonFirst redeemed another $4.4 million (4,449 shares), or 25% of the initial $17.8 million outstanding Series D Preferred Stock that had been issued to the Secretary of the Treasury in August 2011 through the Company’s participation in the Small Business Lending Fund. The shares were redeemed at their liquidation value of $1,000 per share plus accrued dividends through February 20, 2015, for a total redemption price of $4.5 million. As of March 31, 2015, there were 8,898 shares outstanding of its Series D Preferred Stock to the United States Treasury for $8.9 million.
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
The Company commenced paying cash dividends in 2014 and has paid a dividend of four cents ($0.04) per share -- on the Company’s outstanding shares of common stock and Series A non-voting common stock -- on January 2, April 1, July 1 and October 1, 2014.  In the fourth quarter 2014, the Company increased the quarterly cash dividend to five cents ($0.05) per share, which was paid January 2 and April 1, 2015. Although the Company expects to declare and pay quarterly cash dividends in the future, any such dividend would be at the discretion of the Board of Directors of the Company and would be subject to various federal and state regulatory limitations.
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

Table 15.1: Outstanding Commitments to Extend Credit
	March 31, 2015	December 31, 2014
	(dollars in thousands)
Unused lines of credit as of period ended:
Commercial	$57,767	$56,280
Commercial real estate	130,603	110,134
Home equity	37,842	36,042
Personal lines of credit	2,263	1,460
Total outstanding commitments to extend credit	$228,475	$203,916
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

Investment in Affordable Housing Project
The Bank has committed $1.0 million to the Virginia Community Development Corporation (VCDC), a non-profit organization that seeks to gather capital from investors to build and operate low income housing programs. The Bank’s $1.0 million commitment is split evenly between two funds: the Housing Equity Fund of Virginia XVII, L.L.C (“Fund XVII”) and the Housing Equity Fund of Virginia XVIII, L.L.C. (“Fund XVIII”). The expected return on these two funds is in the form of tax credits and tax deductions from operating losses. The principal risk associated with such and investment results from potential noncompliance with the conditions in the tax law to qualify for the tax benefits, which could result in recapture of the tax benefits. As of March 3, 2015, the Bank had disbursed $95,000 and $5,500 to Fund XVII and Fund XVIII, respectively, as a result of investor capital calls. The Bank will make additional capital investments of $0.4 million by the end of 2017 for Fund XVII and additional capital investments of $0.5 million by the end of 2018 for Fund XVIII. The Bank accounts for the capital already disbursed in the Other Assets section of the balance sheet. To date, no related income resulting from tax benefits have been recorded, however the company plans to record such related income using the effective interest method in the future.
Other Contractual Arrangements
The Bank is party to a contract dated October 7, 2010, with Fiserv, for core data processing and item processing services integral to the operations of the Bank. Under the terms of the agreement, the Bank may cancel the agreement subject to a substantial cancellation penalty based on the current monthly billing and remaining term of the contract. The initial term of services provided shall end seven years following the date services are first used. Services were first provided beginning May 16, 2011 and will expire on May 15, 2018. The Bank expects to pay Fiserv approximately $3.4 million over the remaining life of the contract.
16. RELATED PARTY TRANSACTIONS
The aggregate amount of loans outstanding to employees, officers, directors, and to companies in which the Company’s directors were principal owners, amounted to $24.8 million, or 2.3 percent of total loans, and $26.7 million, or 2.5 percent of total loans, as of March 31, 2015 and December 31, 2014, respectively. In the first quarter 2015, principal advances to related parties in the ordinary course of business with substantially the same terms (including interest rates and collateral) as those prevailing at the time totaled $0.6 million and principal repayments and other reductions totaled $2.1 million. The aforementioned loans were made with consistent terms for comparable transactions with non-related parties. They do not involve more than normal risk of collectibility or present other unfavorable features.
Total deposit accounts with related parties totaled $48.5 million and $37.4 million as of March 31, 2015 and December 31, 2014, respectively.

17. CAPITAL REQUIREMENTS
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, Common Equity Tier 1 and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, in each case as those terms are defined in the regulations. Management believes the Company satisfied all capital adequacy requirements to which it was subject as of March 31, 2015.
As of March 31, 2015, the Company was “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios, as set forth in the table below.

Table 17: Capital Amounts, Ratios and Regulatory Requirements Summary
	Actual		To Be Well Capitalized Under Prompt Corrective Action Provisions		For Minimum Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of March 31, 2015:
Total risk-based capital ratio
Consolidated	$142,593	12.08%	n/a	n/a	$94,405	>8.0%
Bank	132,546	11.24%	$117,912	>10.0%	94,330	>8.0%
Tier 1 risk-based capital ratio
Consolidated	130,238	11.04%	n/a	n/a	70,804	>6.0%
Bank	120,193	10.19%	94,330	>8.0%	70,747	>6.0%
Common Equity Tier 1 risk-based capital ratio (1)
Consolidated	113,561	9.62%	n/a	n/a	53,103	>4.5%
Bank	120,193	10.19%	76,643	>6.5%	53,060	>4.5%
Tier 1 leverage ratio
Consolidated	130,238	9.61%	n/a	n/a	54,228	>4.0%
Bank	120,193	8.93%	67,300	>5.0%	53,840	>4.0%

As of December 31, 2014:
Total risk-based capital ratio
Consolidated	$146,713	13.20%	n/a	n/a	$88,917	>8.0%
Bank	121,500	10.94%	$111,060	>10.0%	88,848	>8.0%
Tier 1 risk-based capital ratio
Consolidated	134,956	12.14%	n/a	n/a	44,467	>4.0%
Bank	109,743	9.88%	66,646	>6.0%	44,430	>4.0%
Tier 1 leverage ratio
Consolidated	134,956	10.23%	n/a	n/a	52,769	>4.0%
Bank	109,743	8.33%	65,872	>5.0%	52,698	>4.0%
(1) CET 1 ratio conforms to the regulatory standards of Basel III that took effect on January 1, 2015 and thus do not apply to December 31, 2014.

18. EARNINGS PER SHARE
The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock has no effect on income available to common shareholders.

Table 18: Basic and Dilutive Earnings Per Share
	For the Three Months Ended
	March 31, 2015	March 31, 2014
	(dollars in thousands, except for per share amounts)
Net income	$2,790	$1,608
Less: SBLF dividends	(28)	(44)
Net income available to common shareholders	$2,762	$1,564

Weighted average number of shares outstanding (1)	9,570,047	8,039,433
Effect of dilutive securities:
Restricted stock, stock options and warrants (1) (2)	144,212	182,014
Diluted weighted average number of shares outstanding (1)	9,714,259	8,221,447

Basic earnings per share (1)	$0.29	$0.19
Diluted earnings per share (1)	$0.28	$0.19
(1) Retroactively adjusted to reflect the effect of all stock dividends.
(2) For the three months ended March 31, 2015, stock options of 67,778 were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. All stock options were considered dilutive and included for the three months ended March 31, 2014.

19. OTHER OPERATING EXPENSES

Table 19: Consolidated Statement of Operations - Other Operating Expenses Detail
	For the Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands)
Other real estate owned expenses	$5	$95
Business and franchise tax	218	195
Advertising and promotional expenses	213	149
FDIC premiums	220	201
Postage, printing and supplies	46	59
Directors' fees	73	63
Insurance	48	24
One-time merger related expenses	—	168
Other	245	316
Other expenses	$1,068	$1,270

20. FAIR VALUE DISCLOSURES
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
Net transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period. There were no transfers within the fair value hierarchy for fair value measurements of WashingtonFirst’s investment securities during the three months ended March 31, 2015 or 2014.
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
Fair Value Classification and Transfers
As of March 31, 2015, WashingtonFirst’s assets and liabilities recorded at fair value included financial instruments valued at $17.2 million whose fair values were estimated by management in the absence of readily determinable fair values (i.e., level 3). These financial instruments measured as level 3 represented 1.2 percent of total assets and 8.8 percent of financial instruments measured at fair value as of March 31, 2015. As of December 31, 2014, WashingtonFirst’s assets and liabilities recorded at fair value included financial instruments valued at $23.6 million whose fair values were estimated by management in the absence of readily determinable fair values. These financial instruments measured as level 3 represented 1.8 percent of total assets and 12.4 percent of financial instruments measured at fair value as of December 31, 2014.

The following tables present information about WashingtonFirst’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2015 and December 31, 2014, respectively, and indicate the fair value hierarchy of the valuation techniques used by WashingtonFirst to determine such fair value:

Table 20.1: Summary of Assets and Liabilities Measured at Fair Value
	As of March 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
U.S. Treasuries	$4,554	$—	$—	$4,554
U.S. Government agencies	—	66,450	—	66,450
Mortgage-backed securities	—	48,076	—	48,076
Collateralized mortgage obligations	—	42,765	—	42,765
Taxable state and municipal securities	—	12,601	—	12,601
Tax-exempt state and municipal securities	—	2,520	—	2,520
Total recurring assets at fair value	$4,554	$172,412	$—	$176,966

Nonrecurring:
Assets:
Loans held for investment (1)	$—	$—	$16,717	$16,717
Other real estate owned	—	—	451	451
Total nonrecurring assets at fair value	$—	$—	$17,168	$17,168

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
U.S. Treasuries	$3,014	$—	$—	$3,014
U.S. Government agencies	—	51,864	—	51,864
Mortgage-backed securities	—	50,792	—	50,792
Collateralized mortgage obligations	—	44,815	—	44,815
Taxable state and municipal securities	—	12,754	—	12,754
Tax-exempt state and municipal securities	—	3,269	—	3,269
Total recurring assets at fair value	$3,014	$163,494	$—	$166,508

Nonrecurring:
Assets:
Loans held for investment (1)	$—	$—	$23,199	$23,199
Other real estate owned	—	—	361	361
Total nonrecurring assets at fair value	$—	$—	$23,560	$23,560

(1)	Represents the impaired loans, net of allowance, that have been individually evaluated and reserved for.
WashingtonFirst had no recurring level 3 assets or liabilities or transfers in and/or out of level 3 for the three months ended March 31, 2015 and 2014.

Fair Value of Financial Instruments

Table 20.2: Estimated Fair Values and Carrying Values for Financial Assets, Liabilities and Commitments
	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Cash and cash equivalents	$131,963	$131,963	$62,306	$62,306
Investment securities	176,966	176,966	166,508	166,508
Restricted Stock	5,394	5,394	5,225	5,225
Loans held for sale	2,540	2,540	1,068	1,068
Loans held for investment, net	1,077,076	1,085,087	1,055,801	1,061,167
Bank-owned life insurance	13,242	13,242	13,147	13,147
Time deposits	406,116	407,785	370,904	372,041
Other borrowings	10,153	10,153	8,237	8,237
FHLB advances	93,183	94,515	86,047	86,583
Long-term borrowings	10,069	13,575	10,027	13,398
Off-balance sheet instruments	—	—	—	—
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
Restricted Stock. The fair value of restricted stock is not practical to determine due to the restrictions placed on transferability. Therefore, in the table above the fair value reported is the carrying amount.
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
Deposits. The fair value of deposits with no stated maturity, such as demand, interest checking and money market, and savings accounts, is equal to the amount payable on demand at year-end, resulting in a level 1 classification. The fair value of time deposits is based on the discounted value of contractual cash flows using the rates currently offered for deposits of similar remaining maturities thereby resulting in a level 2 classification.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations should be read together with WashingtonFirst’s financial statements and the related notes to the financial statements for the three months ended March 31, 2015 and 2014.
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

Overview
WashingtonFirst generates the majority of its revenues from interest income on loans, income from investment securities, and service charges on customer accounts. Revenues are partially offset by interest expense paid on deposits and other borrowings, and non-interest expenses such as compensation and employee benefits, other operating costs and occupancy expenses. Net interest income is the difference between interest income on earning assets such as loans and securities and interest expense on liabilities such as the deposits and borrowings used to fund those assets. Net interest income is the Company’s largest source of revenue. Net interest income after provision for loan losses for the three months ended March 31, 2015 was $11.6 million, compared to $9.9 million for the three months ended March 31, 2014. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and margin.
Net income available to common shareholders was $2.8 million for the three months ended March 31, 2015, compared to $1.6 million for the three months ended March 31, 2014. Diluted earnings per share were $0.28 per common share for the three months ended March 31, 2015, compared to $0.19 per common share for the same period 2014. The increase in net income available to common shareholders year over year is primarily the result of an increased average balance in interest earning assets due to organic growth of the Bank and the Millennium Transaction in the first quarter 2014. While revenues increased as a result of the larger loan portfolio, overall costs have remained fairly stable with non-interest expenses decreasing $0.2 million to $7.8 million for the three months ended March 31, 2015, compared to $8.0 million for the same period in 2014.
As of March 31, 2015 and December 31, 2014, total assets were $1.4 billion and $1.3 billion, respectively. Total loans held for investment increased by $21.3 million (2.0 percent) from $1.06 billion as of December 31, 2014, to $1.08 billion as of March 31, 2015.
As of March 31, 2015, WashingtonFirst had $9.2 million in nonperforming assets, a decrease of $2.0 million from December 31, 2014. Allowance for loan losses increased by $0.6 million during the first quarter 2015 compared to December 31, 2014. The increase in the allowance was driven by provisions of $0.7 million partially offset by net charge-offs of $0.2 million. This resulted in a $9.9 million allowance for loan losses as of March 31, 2015, compared to $9.3 million as of December 31, 2014.
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

The general allowance constituted 75.0 percent of the total allowance at March 31, 2015 and 70.5 percent at December 31, 2014. The general allowance is calculated in two parts based on an internal risk classification of loans within each portfolio segment. Allowances on loans considered to be impaired under regulatory guidance are calculated separately from loans considered to be “pass” rated under the same guidance. This segregation allows the Company to monitor the allowance applicable to higher risk loans separate from the remainder of the portfolio in order to better manage risk and ensure the sufficiency of the allowance for loan losses. The loans acquired in the Millennium Transaction and Alliance Acquisition were recorded at fair value, and the original credit marks from purchase accounting are not affecting the allowance for loan losses as of March 31, 2015. Allowances on those loans subsequent to the acquisition have been recorded in the allowance for loan losses.
As of March 31, 2015, the specific allowance accounted for 25.0 percent of the total allowance as compared to 29.5 percent at December 31, 2014. The estimated losses on impaired loans can differ substantially from actual losses. The portion of the allowance representing specific allowances is established on individually impaired loans. As a practical expedient, for collateral dependent loans, the Company measures impairment based on the net realizable value of the underlying collateral. For loans on which the Company has not elected to use a practical expedient to measure impairment, the Company will measure impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate. In determining the cash flows to be included in the discount calculation the Company considers the following factors that combine to estimate the probability and severity of potential losses:

•	the borrower’s overall financial condition;

•	resources and payment record;

•	demonstrated or documented support available from financial guarantors; and

•	the adequacy of collateral value and the ultimate realization of that value at liquidation.
Goodwill and Other Intangible Asset Impairment
Goodwill represents the excess purchase price paid over the fair value of the net assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value be compared to the carrying amount of net assets, including goodwill. If the net fair value exceeds the net book value, no write-down of recorded goodwill is required. If the fair value is less than book value, an expense may be required to write-down the related goodwill to the proper carrying value. The Company tests for impairment of goodwill as of each fiscal year end and again at any quarter-end if any triggering events occur during a quarter that may affect goodwill. Examples of such events include, but are not limited to, a significant deterioration in future operating results, adverse action by a regulator or a loss of key personnel. Determining the fair value requires the Company to use a degree of subjectivity. Washington First recognized approximately $2.6 million of goodwill as a part of the Millennium Transaction. No goodwill impairment was recognized for the three months ended March 31, 2015 or 2014.
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
The Millennium Transaction was accounted for using the acquisition method. Accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the transaction date. The excess of fair value of net liabilities assumed exceeded cash received in the transaction resulting in goodwill of $2.6 million. The Company also recorded $0.5 million in core deposit intangibles which will be amortized over five to eight years, depending on the underlying instrument.

Results of Operations

Table M1: Selected Performance Ratios
	For the Three Months Ended
	March 31, 2015	March 31, 2014
	(dollars in thousands, except earnings per share)
Average total assets	$1,355,930	$1,163,830
Average shareholders' equity	$135,674	$109,949
Net income	$2,790	$1,608
Basic earnings per common share (1)	$0.29	$0.19
Fully diluted earnings per common share (1)	$0.28	$0.19
Return on average assets (2)	0.83%	0.56%
Return on average shareholders' equity (2)	8.34%	5.93%
Return on average common equity (2)	9.01%	6.88%
Average shareholders' equity to average total assets	10.01%	9.45%
Efficiency ratio	60.99%	72.74%
Dividend payout ratio	17.24%	21.05%
(1) Retroactively adjusted to reflect the effect of all stock dividends.
(2) Annualized.

Table M2: Net Interest Income and Margin
	For the Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Net interest income	$12,306	$10,409
Yield on average interest-earning assets (1)	4.34%	4.26%
Rate on average interest-earning liabilities (1)	0.86%	0.79%
Net interest spread (1)	3.48%	3.47%
Net interest margin (1)	3.72%	3.69%
(1) Annualized.
The following tables provide information regarding interest-earning assets and funding for the three months ended March 31, 2015 and 2014. The balance of non-accruing loans is included in the average balance of loans presented, though the related income is accounted for on a cash basis. Therefore, as the balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly. The lower average rate on interest-bearing demand deposits, money market deposit accounts and savings accounts is consistent with general trends in average short-term rates during the periods presented. The downward trend in the average rate on time deposits reflects the maturity of older time deposits and the issuance of new time deposits at lower market rates.

Table M3: Average Balances, Interest Income and Expense and Average Yield and Rates
	For the Three Months Ended
	March 31, 2015			March 31, 2014
	Average Balance	Income/ Expense	Yield/ Rate (6)	Average Balance	Income/ Expense	Yield/ Rate (6)
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (1)	$1,071,286	$13,440	5.02%	$861,142	$11,201	5.20%
Investment securities - taxable	167,203	716	1.71%	150,185	666	1.77%
Investment securities - tax-exempt (2)	3,066	19	3.21%	5,828	47	4.19%
Other equity securities	6,079	61	4.06%	3,654	28	3.12%
Interest-bearing balances	10,470	16	0.64%	8,981	14	0.62%
Federal funds sold	62,643	58	0.38%	99,645	57	0.23%
Total interest earning assets	1,320,747	14,310	4.34%	1,129,435	12,013	4.26%
Non-interest earning assets:
Cash and due from banks	2,965			3,662
Premises and equipment	6,179			5,666
Other real estate owned	362			1,365
Other assets (3)	35,034			32,226
Less: allowance for loan losses	(9,357)			(8,524)
Total non-interest earning assets	35,183			34,395
Total Assets	$1,355,930			$1,163,830

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$97,196	$57	0.24%	$86,512	$47	0.22%
Money market deposit accounts	211,095	254	0.49%	196,082	239	0.49%
Savings accounts	128,147	217	0.69%	115,858	231	0.81%
Time deposits	377,929	923	0.99%	356,079	705	0.80%
Total interest-bearing deposits	814,367	1,451	0.72%	754,531	1,222	0.66%
FHLB advances	105,517	370	1.40%	46,133	204	1.76%
Other borrowings and long-term borrowings	17,720	183	4.14%	18,039	178	3.98%
Total interest-bearing liabilities	937,604	2,004	0.86%	818,703	1,604	0.79%
Non-interest-bearing liabilities:
Demand deposits	275,002			230,105
Other liabilities	7,650			5,073
Total non-interest-bearing liabilities	282,652			235,178
Total Liabilities	1,220,256			1,053,881
Shareholders’ Equity	135,674			109,949
Total Liabilities and Shareholders’ Equity	$1,355,930			$1,163,830

Interest Spread (4)			3.48%			3.47%
Net Interest Margin (2)(5)		$12,306	3.72%		$10,409	3.69%

(1)	Includes loans held for sale and loans placed on non-accrual status.

(2)	Interest income and yield are presented on a fully taxable equivalent basis using a federal statutory rate of 35 percent.

(3)	Includes intangibles, deferred tax asset, accrued interest receivable, bank-owned life insurance and other assets.

(4)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(5)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

(6)	Annualized income/expense is used for the yield/rate.

The following tables set forth information regarding the changes in the components of WashingtonFirst’s net interest income for the periods indicated. For each category, information is provided for changes attributable to changes in volume (change in volume multiplied by old rate) and changes in rate (change in rate multiplied by old volume). Combined rate/volume variances, the third element of the calculation, are allocated based on their relative size. The decreases in income due to changes in rate reflect the reset of variable rate investments, variable rate deposit accounts and adjustable rate mortgages to lower rates and the acquisition of new lower yielding investments and loans, as described above. The decrease in expense reflects the decreased cost of funding due to lower interest rates available in the debt markets. The increases due to changes in volume reflect the increase in on-balance sheet assets during the three months ended March 31, 2015 and 2014.

Table M4: Changes in Rate and Volume Analysis
	For the Three Months Ended March 31, 2015 Compared to Same Period 2014			For the Three Months Ended March 31, 2014 Compared to Same Period 2013
	(Decrease)/Increase Due to			(Decrease)/Increase Due to
	Rate	Volume	Total	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Loans	$(2,437)	$4,676	$2,239	$(5,553)	$5,706	$153
Investment securities - taxable	(127)	177	50	18	144	162
Investment securities - tax exempt	(9)	(19)	(28)	16	(7)	9
Other equity securities	10	23	33	10	—	10
Interest bearing balances	—	2	2	5	(6)	(1)
Federal funds sold	109	(108)	1	(3)	(14)	(17)
Total income from interest-earning assets	(2,454)	4,751	2,297	(5,507)	5,823	316
Expense from interest-bearing liabilities:
Interest-bearing deposits	122	107	229	(553)	616	63
FHLB Advances	(264)	430	166	(171)	149	(22)
Borrowed funds	21	(16)	5	257	(226)	31
Total expense from interest-bearing liabilities	(121)	521	400	(467)	539	72
Increase in net interest income	$(2,333)	$4,230	$1,897	$(5,040)	$5,284	$244
Interest Earning Assets
Average loan balances were $1.1 billion for the three months ended March 31, 2015, compared to $861.1 million for the three months ended March 31, 2014. The related interest income from loans was $13.4 million for the three months ended March 31, 2015 resulting in an average yield of 5.02 percent, compared to $11.2 million for the three months ended March 31, 2014, resulting in average yields of 5.20 percent. The decrease in average yield on loans reflects competitive pressure on loan pricing during the period (including the repricing of adjustable rate loans). Interest rates are established for classes of loans that include variable rates based on the prime rate as reported by The Wall Street Journal or other identifiable bases while others carry fixed rates with terms as long as 15 years. Most variable rate originations include minimum initial rates and/or floors.
Taxable investment securities balances averaged $167.2 million for the three months ended March 31, 2015, compared to $150.2 million for the same period 2014. Interest income generated on these investment securities for the three months ended March 31, 2015 totaled $0.7 million, or a 1.71 percent yield, compared to $0.7 million or a 1.77 percent yield for the same period 2014.
Tax-exempt investment securities balances averaged $3.1 million for the three months ended March 31, 2015, compared to $5.8 million for 2014. Interest income generated on these investment securities for the three months ended March 31, 2015 totaled $19,000, or a 3.21 percent yield, compared to $47,000 or a 4.19 percent for the same period 2014. The yield for tax-exempt securities has been presented as a fully taxable equivalent.
Other equity securities balances averaged $6.1 million for the three months ended March 31, 2015, compared to $3.7 million for the same period 2014. Interest income generated on these investment securities for the three months ended March 31, 2015 totaled $0.1 million, or a 4.06 percent yield, compared to $28,000 or a 3.12 percent for the same period 2014.
Interest-bearing balances averaged $10.5 million for the three months ended March 31, 2015, compared to $9.0 million, for the three month ended March 31, 2014. The increase in the average investment securities was primarily a result of shifting excess cash reserves into the investment portfolio. Interest income generated on these investment securities for the three months ended March 31, 2015 totaled $16,000, or a 0.64 percent yield, compared to $14,000 or a 0.62 percent for the same period 2014.

Short-term investments in federal funds sold averaged $62.6 million for the three months ended March 31, 2015, compared to $99.6 million for the three months ended March 31, 2014. Interest income generated on these assets for the three months ended March 31, 2015 totaled $0.1 million, or a 0.38 percent yield, compared to $0.1 million or a 0.23 percent yield for the same period 2014.
Interest Bearing Liabilities
Average interest-bearing deposits were $814.4 million for the three months ended March 31, 2015 compared to $754.5 million for 2014. The increase in the average interest-bearing deposits in the first quarter 2015 compared to first quarter 2014 is the result of organic growth and acquisitions. The related interest expense from interest-bearing deposits was $1.5 million for the three months ended March 31, 2015, compared to $1.2 million for the first quarter 2014. The average rate on these deposits was 0.72 percent for the three months ended March 31, 2015, compared to 0.66 percent for the first quarter 2014. The increase in interest expense is primarily attributable to an increase in the average balance of interest bearing liabilities as well as changes in the mix of deposit funding.
FHLB advances averaged $105.5 million for the three months ended March 31, 2015, compared to $46.1 million for 2014. Interest expense incurred on these borrowings for the three months ended March 31, 2015 totaled $0.4 million, or a 1.40 percent rate, compared to $0.2 million, or a 1.76 percent rate for the same period 2014.
Other borrowings and long-term liabilities averaged $17.7 million for the three months ended March 31, 2015, compared to $18.0 million for the same period 2014. Interest expense incurred on these borrowings for the three months ended March 31, 2015 totaled $0.2 million, or a 4.14 percent rate, compared to $0.2 million, or a 3.98 percent rate for the three months ended March 31, 2014.
Provision for Loan Losses. During the three months ended March 31, 2015, WashingtonFirst recorded provisions to its allowance for loan losses of $0.7 million, charge-offs of $0.2 million and recoveries of $51,000, compared to provisions to its allowance for loan losses of $0.5 million, charge-offs of $1.3 million and recoveries of $0.1 million for the three months ended March 31, 2014.
Service Charges on Deposit Accounts. Service charges on deposit accounts were $0.1 million for the three months ended March 31, 2015 and March 31, 2014 respectively.
Earnings on Bank-Owned Life Insurance. Earnings on bank-owned life insurance were $0.1 million for both the three month ended March 31, 2015 and 2014.
Gain on Sale of Other Real Estate Owned. During the three months ended March 31, 2015, WashingtonFirst had no OREO sales. During the three months ended March 31, 2014, WashingtonFirst realized net gains of $0.1 million on sale of OREO properties. See Note 8 - Other Real Estate Owned for further details.
Gain on Sale of Loans, net. During the three months ended March 31, 2015 and 2014, WashingtonFirst realized gains on the sale of loans of $69,000 and $17,000, respectively. These gains are a result of the newly created mortgage business.
Gain on Sale of Available-for-Sale Investment Securities. During the three months ended March 31, 2015 and 2014, WashingtonFirst received proceeds of $12.3 million and $13.6 million, respectively, from the call or sale of securities from its available-for-sale investment portfolio resulting in net realized gains of $15,000 and $0.1 million, respectively.
Other Operating Income. During the three months ended March 31, 2015, WashingtonFirst recorded $0.3 million of other operating income compared to $0.2 million for the three months ended March 31, 2014.
Compensation and Employee Benefits. Compensation and employee benefits were $4.1 million for both the three months ended March 31, 2015 and 2014.
Premises and Equipment. Premises and equipment expenses were $1.5 million for both the three months ended March 31, 2015 and 2014.
Data Processing. Data processing expenses were $0.8 million and $0.7 million for the three months ended March 31, 2015 and 2014, respectively. The increase in the first quarter 2015 compared to first quarter 2014 was primarily due to the increased size of the company as it continues to grow.
Professional Fees. Professional fees, which include legal, accounting and other professional services, were $0.3 million and $0.4 million for the three months ended March 31, 2015 and 2014, respectively.
Other Operating Expenses. Other operating expenses were $1.1 million and $1.3 million for the three months ended March 31, 2015 and 2014, respectively. The decrease from first quarter 2014 to first quarter 2015 is primarily due to $0.2 million of merger related expenses incurred in the first quarter 2014. See Note 19 - Other Operating Expenses for further details.

Provision for Income Taxes. Provision for income taxes were $1.5 million and $0.8 million for the three months ended March 31, 2015 and 2014, respectively, resulting in effective tax rates of 35.39 percent and 34.26 percent, respectively.
Financial Condition
Total assets were $1.4 billion as of March 31, 2015, compared to $1.3 billion as of December 31, 2014. As of March 31, 2015, WashingtonFirst had $132.0 million of cash and cash equivalents, compared to $62.3 million as of December 31, 2014. As of March 31, 2015, WashingtonFirst had $177.0 million of investments, compared to $166.5 million as of December 31, 2014.
Total loans held for investment increased by $21.3 million (2.0 percent) from $1.06 billion as of December 31, 2014, to $1.08 billion as of March 31, 2015.
Total deposits increased $94.8 million (8.7 percent) from $1.1 billion as of December 31, 2014 to $1.2 billion as of March 31, 2015.
Total shareholders’ equity decreased $1.1 million (0.8 percent) from $134.5 million as of December 31, 2014 to $133.4 million as of March 31, 2015. The decrease in total shareholders’ equity in the first quarter 2015 is primarily the result of the redemption of $4.4 million of the outstanding shares of Series D Preferred Stock that had been issued through the Company’s participation in the Small Business Lending Fund program and the declaration of $0.5 million of cash dividends in the first quarter 2015. These decreases were partially offset by net income of $2.8 million, stock option exercises of $0.2 million and a $0.8 million increase in accumulated other comprehensive income as a result of the change in fair value of it available-for-sale investment portfolio.
Loans Held for Sale
Loans in this category are originated by the Mortgage Division and comprised of residential mortgage loans extended to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loans. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans and servicing are sold concurrently. The Loans Held for Sale (“LHFS”) are closed in our name and carried on our books until the loan is delivered to and purchased by an investor, generally within fifteen to forty-five days. WashingtonFirst’s Mortgage Division was recently created and commenced production in the first quarter of 2014. As of March 31, 2015, loans held for sale totaled $2.5 million. The amount of loans held for sale outstanding at the end of any given month fluctuates with the volume of loans closed during the month and the timing of loans purchased by investors.
Loans Held for Investment
In its lending activities, WashingtonFirst seeks to develop relationships with clients whose business and individual banking needs will grow with WashingtonFirst. WashingtonFirst has made significant efforts to be responsive to the lending needs in the markets served, while maintaining sound asset quality and credit practices. WashingtonFirst extends credit to construction and development, residential real estate, commercial real estate, commercial and industrial and consumer borrowers in the normal course of business. The loans held for investment portfolio totaled $1.09 billion as of March 31, 2015, an increase of $21.8 million from the December 31, 2014 balance of $1.07 billion.

Table M5: Loans Held for Investment Portfolio by Loan Class
	March 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Construction and development	$172,996	15.9%	$156,241	14.7%
Commercial real estate	660,802	60.8%	650,051	61.0%
Residential real estate	122,967	11.3%	122,306	11.5%
Real estate loans	956,765	88.0%	928,598	87.2%
Commercial and industrial	121,798	11.2%	127,084	11.9%
Consumer	8,368	0.8%	9,376	0.9%
Total loans held for investment	$1,086,931	100.0%	$1,065,058	100.0%
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

Loans secured by various types of real estate, which includes construction and development loans, commercial real estate loans, and residential real estate loans, constitute the largest portion of total loans. Of that portion, commercial real estate loans represent the largest dollar exposure. Substantially all of these loans are secured by properties in the greater Washington, D.C. metropolitan area with the heaviest concentration in Northern Virginia. Risk is managed through diversification by sub-market, property type, and loan size, and by seeking loans with multiple sources of repayment. The average outstanding loan balance in this portfolio is $0.5 million as of March 31, 2015.
Construction and development loans represented 15.9 percent and 14.7 percent of the total loan portfolio as of March 31, 2015 and December 31, 2014, respectively. New originations in this segment are being underwritten in the context of current market conditions and are particularly focused in sub-markets which the Company believes to be relatively strong as compared to other markets in the region. Legacy loans, particularly in the land and speculative construction portion of this portfolio, have been largely converted to amortizing loans with regular principal and interest payments. WashingtonFirst expects any future reductions in its land and speculative construction exposure to be partially offset by increases in residential construction activities as market conditions improve.
Secured residential real estate loans represented 11.3 percent and 11.5 percent of total loans as of March 31, 2015 and December 31, 2014, respectively. In general, loans in these categories represent loans underwritten to customers who had or established a deposit relationship with the respective bank at the time the loan was originated. WashingtonFirst believes that its underwriting criteria reflect current market conditions.
The contractual maturity ranges or repricing schedules, as appropriate, of the loans in WashingtonFirst’s loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of March 31, 2015 are summarized in the following table:

Table M6: Loan Portfolio Maturity Schedule by Loan Class
	As of March 31, 2015
	One Year or Less	One to Five Years	Over Five Years	Total
	(in thousands)
Construction and development	$100,630	$57,371	$14,995	$172,996
Commercial real estate	62,925	244,674	353,203	660,802
Residential real estate	6,143	22,096	94,728	122,967
Commercial and industrial	54,943	45,735	21,120	121,798
Consumer	547	5,912	1,909	8,368
Total loans	$225,188	$375,788	$485,955	$1,086,931

Loans with a predetermined interest rate	$36,451	$248,805	$104,870	$390,126
Loans with a floating or adjustable interest rate	188,737	126,983	381,085	696,805
Total loans	$225,188	$375,788	$485,955	$1,086,931
Asset Quality
WashingtonFirst separates its loans into the following categories, based on credit quality: pass; pass watch; special mention; substandard; doubtful; and loss. WashingtonFirst reviews the characteristics of each rating at least annually, generally during the first quarter of each year. For a discussion of the characteristics of these ratings, see Note 6 - Loans of WashingtonFirst’s Consolidated Financial Statements.

Table M7: Held for Investment Loan Portfolio by Risk Rating and Loan Class
	As of March 31, 2015
Internal risk rating grades	Pass	Pass Watch	Special Mention	Substandard	Total
Risk rating number	1 to 5	6	7	8
	(in thousands)
Construction and development	$171,410	$1,350	$—	$236	$172,996
Commercial real estate	638,975	5,216	9,998	6,613	660,802
Residential real estate	117,867	3,568	633	899	122,967
Commercial and industrial	112,091	5,455	1,897	2,355	121,798
Consumer	7,982	119	—	267	8,368
Balance at end of period	$1,048,325	$15,708	$12,528	$10,370	$1,086,931
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
When payments are 90 days or more in arrears or when WashingtonFirst determines that it is no longer prudent to recognize current interest income on a loan, WashingtonFirst classifies the loan as non-accrual. Non-accrual loans decreased from $8.7 million as of December 31, 2014 to $5.6 million as of March 31, 2015. From time to time, a loan may be past due 90 days or more but is well secured and in the process of collection and thus warrants remaining on accrual status. As of March 31, 2015 and December 31, 2014, there were no loans past due more than 90 days that were still accruing.

Table M8: Loan Portfolio Aging and Non-Accrual Loans by Loan Class
	As of March 31, 2015
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	Total Past Due	Total Loans
	(in thousands)
Construction and development	$172,760	$—	$—	$236	$236	$172,996
Commercial real estate	657,778	—	—	3,024	3,024	660,802
Residential real estate	121,393	302	88	1,184	1,574	122,967
Commercial and industrial	120,047	55	766	930	1,751	121,798
Consumer	8,104	—	—	264	264	8,368
Balance at end of period	$1,080,082	$357	$854	$5,638	$6,849	$1,086,931

	As of December 31, 2014
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	Total Past Due	Total Loans
	(in thousands)
Construction and development	$155,414	$—	$586	$241	$827	$156,241
Commercial real estate	641,292	201	2,911	5,647	8,759	650,051
Residential real estate	119,855	598	—	1,853	2,451	122,306
Commercial and industrial	124,591	857	683	953	2,493	127,084
Consumer	9,112	264	—	—	264	9,376
Balance at end of period	$1,050,264	$1,920	$4,180	$8,694	$14,794	$1,065,058

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
The allowance for loan losses was $9.9 million as of March 31, 2015, or approximately 0.91 percent of outstanding loans held for investment, compared to $9.3 million or approximately 0.87 percent of outstanding loans held for investment as of December 31, 2014, and $7.9 million or approximately 0.88 percent of loans outstanding as of March 31, 2014.
WashingtonFirst has allocated $2.5 million as of March 31, 2015 for specific loans evaluated individually for impairment. For the three months ended March 31, 2015, WashingtonFirst recorded $0.7 million in provisions for loan losses, $0.2 million in charge-offs and $51,000 in recoveries, compared to $0.5 million in provision for loans losses, $1.3 million in charge-off and $0.1 million in recoveries for the three months ended March 31, 2014.
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
Of the Bank’s $1.1 billion in gross loans outstanding as of March 31, 2015, approximately $116.9 million or 10.8 percent were recorded on the books at fair value in connection with the acquisition of Alliance and the Millennium Transaction and have an aggregate discount on the books of $5.6 million as of March 31, 2015. This discount is a net amount consisting of credit-related mark-downs of $6.0 million, yield-related mark-downs of $1.4 million and yield-related mark-ups of $1.8 million.
The adjustment required to reconcile GAAP allowance for loan losses with WashingtonFirst’s non-GAAP adjusted allowance for loan losses and adjusted allowance for loan losses to total loans ratios is the addition of the credit purchase accounting marks on purchased loans in the portfolio. Loans that were acquired under the purchase accounting method are carried at book value with certain accounting marks set up on them at the time of purchase. These accounting marks can be pricing marks or credit marks. Pricing marks account for the difference in current interest rates and the interest rate on the loan being acquired, and may be either positive or negative. Credit marks may only be negative and are similar to an allowance for loans losses based on credit quality. Therefore, in determining the adjusted allowance for loan losses and related ratio, the credit mark component is added to the allowance for loan losses and to the total loans held for investment. Below is a reconciliation of the allowance for loan losses and related ratios to the non-GAAP adjusted allowance for loan losses and related ratios as of March 31, 2015 and December 31, 2014:

Table M9: Reconciliation of GAAP Allowance Ratio to Non-GAAP Allowance Ratio
	March 31, 2015	December 31, 2014
	(dollars in thousands)
GAAP allowance for loan losses	$9,855	$9,257
GAAP loans held for investment, at amortized cost	1,086,931	1,065,058

GAAP allowance for loan losses to total loans	0.91%	0.87%

GAAP allowance for loan losses	$9,855	$9,257
Plus: Credit purchase accounting marks	5,958	6,336
Non-GAAP adjusted allowance for loan losses	$15,813	$15,593

GAAP loans held for investment, at amortized cost	$1,086,931	$1,065,058
Plus: Credit purchase accounting marks	5,958	6,336
Non-GAAP loans held for investment, at amortized cost	$1,092,889	$1,071,394

Non-GAAP adjusted allowance for loan losses to total loans	1.45%	1.46%

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

Table M10: Analysis of the Allowance for Loan Losses
	For the Three Months Ended
	March 31, 2015	March 31, 2014
	(dollars in thousands)
Balance at beginning of period	$9,257	$8,534
Provision for loan losses	700	545
Charge-offs:
Commercial real estate	(128)	(581)
Residential real estate	(25)	(388)
Commercial and industrial	—	(70)
Consumer loans	—	(274)
Total charge-offs	(153)	(1,313)
Recoveries:
Commercial real estate	—	101
Residential real estate	41	11
Commercial and industrial	9	3
Consumer	1	—
Total recoveries	51	115
Net charge-offs	(102)	(1,198)
Balance at end of period	$9,855	$7,881

Allowance for loan losses to total loans	0.91%	0.88%
Non-GAAP adjusted allowance for loan losses to total loans	1.45%	2.09%
Allowance for loan losses to non-accrual loans	174.80%	52.55%
Allowance for loan losses to non-performing assets	107.36%	31.18%
Non-performing assets to total assets	0.64%	1.98%
Net charge-offs to average loans (1)	0.04%	0.56%
(1) Annualized.

Table M11: Changes in Allowance for Loan Losses by Loan Class
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Balance as of December 31, 2014	1,028	5,674	920	1,612	23	9,257
Provision for loan losses	433	39	350	(124)	2	700
Charge-offs	—	(128)	(25)	—	—	(153)
Recoveries	—	—	41	9	1	51
Balance as of March 31, 2015	$1,461	$5,585	$1,286	$1,497	$26	$9,855

Table M12: Loans Held for Investment and Related Allowance for Loan Losses by Impairment Method and Loan Class
	As of March 31, 2015
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Ending Balance:
Evaluated collectively for impairment	$172,760	$642,535	$119,127	$116,746	$8,102	$1,059,270
Evaluated individually for impairment	236	18,267	3,840	5,052	266	27,661
	$172,996	$660,802	$122,967	$121,798	$8,368	$1,086,931

Allowance for Losses:
Evaluated collectively for impairment	$1,458	$4,431	$651	$829	$19	$7,388
Evaluated individually for impairment	3	1,154	635	668	7	2,467
	$1,461	$5,585	$1,286	$1,497	$26	$9,855
Non-performing Assets
As of March 31, 2015, WashingtonFirst had $9.2 million of non-performing assets compared to $11.2 million as of December 31, 2014, a decrease of $2.0 million. The ratio of non-performing assets to total assets decreased to 0.64 percent as of March 31, 2015 from 0.84 percent as of December 31, 2014, a 20 basis point decrease. The ratio of non-performing assets to total assets as of March 31, 2015 fell below WashingtonFirst’s historical trends primarily due to management’s efforts to resolve non-performing loans and dispose of OREO properties acquired in recent transactions.

Table M13: Non-Performing Assets
	March 31, 2015	December 31, 2014
	(dollars in thousands)
Non-accrual loans	$5,638	$8,694
Troubled debt restructurings still accruing	3,090	2,151
Other real estate owned	451	361
Total non-performing assets	$9,179	$11,206
Non-performing assets to total assets	0.64%	0.84%
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
As of March 31, 2015, there was $5.6 million in loans on non-accrual status compared to $8.7 million as of December 31, 2014. The $5.6 million non-accrual loan balance consists primarily of loans secured by commercial real estate. The specific allowance for impaired loans was $2.5 million and $2.7 million, respectively, as of March 31, 2015 and December 31, 2014.

Other Real Estate Owned (OREO). As of March 31, 2015, WashingtonFirst had $0.5 million classified as other real estate owned (“OREO”) on the balance sheet, compared to $1.0 million as of March 31, 2014.

Table M14: Changes in Other Real Estate Owned
	For the Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands)
Balance at beginning of period	$361	$1,463
Properties acquired at foreclosure	90	—
Sales of foreclosed properties	—	(384)
Valuation adjustments	—	(63)
Balance at end of period	$451	$1,016
Investment Securities - Available-for-sale
WashingtonFirst actively manages its portfolio duration and composition in response to changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are pledged as collateral for certain borrowing transactions, public funds and repurchase agreements. The total fair value of the amount of the investment securities accounted for under available-for-sale accounting was $177.0 million as of March 31, 2015 compared to $166.5 million as of December 31, 2014. The increase is primarily attributable to additional purchases of investment securities in excess of amounts that matured during the course of the year in order to increase the proportion of investments on the balance sheet and to increase interest income.

Table M15: Available-for-Sale Investment Securities Summary
	March 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(dollars in thousands)
U.S. Treasuries	$4,554	2.6%	$3,014	1.8%
U.S. Government agencies	66,450	37.5%	51,864	31.1%
Mortgage-backed securities	48,076	27.2%	50,792	30.5%
Collateralized mortgage obligations	42,765	24.2%	44,815	26.9%
Taxable state and municipal securities	12,601	7.1%	12,754	7.7%
Tax-exempt state and municipal securities	2,520	1.4%	3,269	2.0%
Total available-for-sale investment securities	$176,966	100.0%	$166,508	100.0%
The investment portfolio contains U.S. Treasury securities; U.S. Government agency securities; collateralized mortgage obligations (“CMOs”) and mortgage backed securities (“MBS”) backed by residential mortgages guaranteed by the US Government, FNMA or FHLMC; and municipal securities. When prepayments on various CMOs and MBS instruments occur at a faster rate than anticipated, premium amortization increases which adversely impacts the portfolio yield. As of March 31, 2015, U.S. Government and agency securities represented $71.0 million or 40.1 percent of the portfolio, while CMOs and MBS were $90.8 million, or 51.4 percent of the portfolio, and municipal securities were $15.1 million, or 8.5 percent of the portfolio.
The yield on the taxable available-for-sale investment securities portfolio for the three months ended March 31, 2015 was 1.71 percent, compared to 1.77 percent for the three months ended March 31, 2014. The tax equivalent yield on the tax-exempt available-for-sale investment securities portfolio for the three months ended March 31, 2015 was 3.21 percent, compared to 4.19 percent for the three months ended March 31, 2014.

The amortized cost, fair value and yield of investments by remaining contractual maturity for available-for-sale investment securities as of March 31, 2015 are set forth below. Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

Table M16: Available-for-Sale Investment Securities Contractual Maturity
	As of March 31, 2015
	Amortized Cost	Fair Value	Weighted-Average Yield
	(in thousands)
Due within one year	$2,271	$2,302	2.94%
Due after one year through five years	66,505	67,562	2.51%
Due after five years through ten years	34,602	35,091	1.87%
Due after ten years	71,638	72,011	1.80%
Total available-for-sale investment securities	$175,016	$176,966	2.10%
Restricted Stocks
WashingtonFirst’s securities portfolio contains restricted stock investments that are required to be held as part of its banking operations. These include stock of the FHLB, Atlantic Central Bankers Bank (“ACBB”) and Community Bankers Bank (“CBB”).

Table M17: Composition of Restricted Stocks
	March 31, 2015	December 31, 2014
	(in thousands)
FHLB stock	$5,038	$4,869
ACBB	100	100
CBB	256	256
Total other equity securities	$5,394	$5,225
Deposits
WashingtonFirst seeks deposits within its market area by offering high-quality customer service, using technology to deliver deposit services effectively and paying competitive interest rates.
As of March 31, 2015, the deposit portfolio totaled $1.2 billion, comprising of $328.4 million of non-interest bearing deposits and $852.5 million of interest bearing deposits. Total deposits increased $94.8 million (8.7 percent) from $1.1 billion as of December 31, 2014 to $1.2 billion as of March 31, 2015. As of December 31, 2014, the deposit portfolio totaled $1.1 billion, which was composed of $278.1 million of non-interest bearing deposits and $808.0 million of interest bearing deposits.
Average interest-bearing deposits were $814.4 million for the three months ended March 31, 2015 compared to $754.5 million for the same period 2014. The increase in the average interest-bearing deposits in the first quarter 2015 is the result of organic growth and acquisitions. The related interest expense from interest-bearing deposits was $1.5 million for the three months ended March 31, 2015, compared to $1.2 million for the same period 2014. The average rate on these deposits was 0.72 percent for the three months ended March 31, 2015, compared to 0.66 percent for the same period 2014. The increase in interest expense is primarily attributable to an increase in the average balance of interest bearing liabilities as well as changes in the mix of deposit funding.
Average non-interest bearing demand deposits were $275.0 million for the three months ended March 31, 2015, compared to $230.1 million for the same period 2014. The increase in the average non-interest-bearing deposits in the first quarter 2015, compared to the same period in 2014, is the result of organic growth and acquisitions.

Table M18: Certificates of Deposit Greater Than or Equal to $100,000 by Maturity
	March 31, 2015	December 31, 2014
	(in thousands)
Three months or less	$44,705	$49,637
Three through six months	45,118	33,056
Six through twelve months	115,946	71,438
Over twelve months	115,516	116,718
Total certificates of deposit greater than or equal to $100,000	$321,285	$270,849

Other Borrowings
Other borrowings consist of customer repurchase agreements which are standard commercial bank transactions that involve a WashingtonFirst customer instead of a wholesale bank or broker. This product is an accommodation to commercial customers and individuals that require safety for their funds beyond the FDIC deposit insurance limits. WashingtonFirst believes this product offers it a stable source of financing at a reasonable market rate of interest and is continuing the program. As of March 31, 2015, WashingtonFirst had $10.2 million of customer repurchase agreements, compared to $8.2 million as of December 31, 2014.
FHLB Advances
The FHLB is a significant source of funding for WashingtonFirst. WashingtonFirst augments its funding portfolio with FHLB advances for both liquidity and interest rate management. The book value as of March 31, 2015 and December 31, 2014 contains a $2.9 million and $3.0 million purchase price adjustment, respectively, associated with the advance acquired in the Alliance acquisition mentioned above and is being amortized over the life of the advance. Advances are secured by a lien on certain loans and securities of WashingtonFirst Bank that are pledged from time to time.

Table M19: Composition of FHLB Advances
	March 31, 2015	December 31, 2014
	(dollars in thousands)
As of period ended:
FHLB advances	$90,311	$83,054
FHLB purchase accounting mark	2,872	2,993
FHLB total	$93,183	$86,047
Weighted average outstanding effective interest rate	1.57%	1.58%

Table M20: FHLB Advances Average Balances
	For the Three Months Ended
	March 31, 2015	March 31, 2014
	(dollars in thousands)
Averages for the period:
FHLB advances	$105,517	$46,133
Average effective interest rate paid during the period	1.40%	1.76%
Maximum month-end balance outstanding	$125,926	$43,438
Long-term Borrowings

Table M21: Long-term Borrowings Detail
	March 31, 2015	December 31, 2014
	(in thousands)
Subordinated debt	$2,290	$2,281
Trust preferred capital notes	7,779	7,746
Long-term borrowings	$10,069	$10,027
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
On June 30, 2003, Alliance invested $0.3 million as common equity into a wholly-owned Delaware statutory business trust (the “Trust”). Simultaneously, the Trust privately issued $10.0 million face amount of thirty-year floating rate trust preferred capital securities (the “Trust Preferred Capital Notes”) in a pooled trust preferred capital securities offering. The Trust used the offering proceeds, plus the equity, to purchase $10.3 million principal amount of Alliances’ floating rate junior subordinated debentures due

2033 (the “Subordinated Debentures”). Both the Trust Preferred Capital Notes and the Subordinated Debentures are callable at any time, without penalty. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15 percent subject to quarterly interest rate adjustments. The interest rates as of March 31, 2015 and December 31, 2014 were 3.42 percent and 3.39 percent, respectively. The Trust Preferred Capital Notes are guaranteed by WashingtonFirst on a subordinated basis, and were recorded on WashingtonFirst’s books at the time of the Alliance acquisition at a discounted amount of $7.5 million, which was the fair value of the instruments at the time of the acquisition. The $2.5 million discount is being expensed monthly over the life of the obligation.
Under the indenture governing the Trust Preferred Capital Notes, WashingtonFirst has the right to defer payments of interest for up to twenty consecutive quarterly periods. The interest deferred under the indenture compounds quarterly at the interest rate then in effect. WashingtonFirst is not currently deferring the interest payments.
All or a portion of the Trust Preferred Capital Notes may be included as Tier 1 Capital in the regulatory computation of capital adequacy. Under current regulatory guidelines, the Trust Preferred Capital Notes may constitute no more than 25 percent of total Tier 1 Capital. Any amount not eligible to be counted as Tier 1 Capital is considered to be Tier 2 Capital. As of March 31, 2015 and December 31, 2014, the entire amount of Trust Preferred Capital Notes was considered Tier 1 Capital.
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
As of March 31, 2015 and December 31, 2014, WashingtonFirst Bank had $14.6 million and $10.4 million, respectively, of capital in excess of the amount needed to meet the regulatory minimum Tier 1 leverage ratio required to be considered “well capitalized”.
WashingtonFirst elected to participate in the SBLF program, and on August 4, 2011, WashingtonFirst issued and sold to the U.S. Treasury 17,796 shares of Series D Preferred Stock for an aggregate purchase price of $17.8 million in cash. In 2014, WashingtonFirst redeemed 25 percent ($4.4 million) of the $17.8 million outstanding shares of Series D Preferred Stock that had been issued through the Company’s participation in the SBLF program. In the first quarter 2015, WashingtonFirst redeemed an additional 25 percent ($4.4 million) of the $17.8 million outstanding shares of Series D Preferred Stock that had been issued through the Company’s participation in the SBLF program.
Total shareholders’ equity decreased $1.1 million (0.8 percent) from $134.5 million as of December 31, 2014 to $133.4 million as of March 31, 2015. The decrease in total shareholders’ equity in the first quarter 2015 is primarily the result of the redemption of $4.4 million of the outstanding shares of Series D Preferred Stock that had been issued through the Company’s participation in the Small Business Lending Fund program and the declaration of $0.5 million of cash dividends in the first quarter 2015. These decreases were partially offset by net income of $2.8 million, stock option exercises of $0.2 million and a $0.8 million increase in accumulated other comprehensive income as a result of the change in fair value of it available-for-sale investment portfolio.

Table M22: Capital Categories, Capital Ratios and Minimum Capital Ratios Required by Bank Regulators
	March 31, 2015	December 31, 2014
	(in thousands)
Tier 1 Capital:
Common stock	$95	$95
Capital surplus	113,109	112,887
Accumulated earnings	10,058	7,775
Less: disallowed assets	(9,701)	(6,894)
Total Common Equity Tier 1 Capital (1)	113,561	113,863

Add: Preferred Stock	8,898	13,347
Add: Trust preferred	7,779	7,746
Total Tier 1 Capital	$130,238	$134,956

Tier 2 Capital:
Qualifying allowance for loan losses	9,855	9,257
Qualifying subordinated debt	2,500	2,500
Total Tier 2 Capital	$12,355	$11,757

Total risk-based capital	$142,593	$146,713
Risk weighted assets	1,180,059	1,111,426
Qualifying quarterly average assets	1,355,701	1,319,030
(1) Common equity tier 1 ratio conforms to the regulatory standards of Basel III that took effect on March 31, 2015, and thus do not apply to prior periods.

Table M23: Capital Ratios and Regulatory Requirements Summary
			To Be Well Capitalized Under Prompt Corrective Action Provisions	For Minimum Capital Adequacy Requirements
	March 31, 2015	December 31, 2014
Capital Ratios:
Total risk-based capital ratio	12.08%	13.20%	10.00%	8.00%
Tier 1 risk-based capital ratio	11.04%	12.14%	8.00%	6.00%
CET 1 risk-based capital ratio (1)	9.62%	n/a	6.50%	4.50%
Tier 1 leverage ratio	9.61%	10.23%	5.00%	4.00%
(1) CET 1 ratio conforms to the regulatory standards of Basel III that took effect on March 31, 2015, and thus do not apply to prior periods.
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
As of March 31, 2015, WashingtonFirst had $132.0 million in cash and cash equivalents to support the business activities and deposit flows of its clients. WashingtonFirst maintains credit lines at the FHLB and other correspondent banks. As of March 31, 2015, WashingtonFirst had a total credit line of $266.7 million with the FHLB with an unused portion of $176.4 million. Borrowings with the FHLB have certain collateral requirements and are subject to disbursement approval by the FHLB. As of March 31, 2015,

WashingtonFirst also had $103.5 million in unsecured borrowing capacity from correspondent banks. As of March 31, 2015, WashingtonFirst did not have any outstanding borrowings from its correspondent banks. All borrowings from correspondent banks are subject to disbursement approval. In addition to the borrowing capacity described above, WashingtonFirst may sell investment securities, loans and other assets to generate additional liquidity. Management believes that it has sufficient liquidity to protect depositors, provide for business growth and comply with regulatory requirements.
Concentrations
Substantially all of WashingtonFirst’s loans, commitments and standby letters of credit have been granted to customers located in the greater Washington, D.C. metropolitan area. WashingtonFirst’s overall business includes a significant focus on commercial and residential real estate activities. As of March 31, 2015, commercial real estate loans were 60.8 percent of the total loan portfolio, construction and development loans were 15.9 percent of the total loan portfolio and residential real estate loans were 11.3 percent of the total loan portfolio.
The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. As of March 31, 2015, WashingtonFirst’s total reported loans for construction, land development, and other land acquisitions represented 148.8 percent of total risk based capital. Additionally, as of March 31, 2015, WashingtonFirst’s total commercial real estate loans represented 543.2 percent of total risk based capital.
See “Item 1A. Risk Factors – Risks Associated With WashingtonFirst’s Business – WashingtonFirst’s profitability depends significantly on local economic conditions” and “Item 1A. Risk Factors” – Risks Associated With WashingtonFirst’s Business – WashingtonFirst’s loan portfolios have significant real estate concentration” in WashingtonFirst’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 16,2015 for more information regarding risks.
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
The board of directors has established interest rate risk limits in its ALCO policy for static gap analysis and both NII and EVE. WashingtonFirst engages an outside consulting firm to assist in modeling its short-term and long-term interest rate risk profile. On a periodic basis, management reports to ALCO and the board of directors on WashingtonFirst’s interest rate risk profile and expectations of changes in the profiles based on certain interest rate shocks. The Company believes its strategies are prudent and is within its policy guidelines as of March 31, 2015.
The interest rate risk model results for March 31, 2015 and December 31, 2014 are shown in the table below based on an immediate shift in market interest rates and a static balance sheet. The percentage change indicates what the Company would expect NII and EVE to change over the next twelve months under various interest rate shock scenarios:

	Percentage Change in NII and EVE from Base Case
Interest	March 31, 2015		December 31, 2014
Rate Shocks	NII	EVE	NII	EVE
+400 bp	10.2%	7.1%	4.9%	0.9%
+300 bp	10.0%	7.2%	6.3%	2.3%
+200 bp	7.2%	7.2%	4.9%	3.7%
+100 bp	2.7%	4.4%	1.6%	2.5%
-100 bp	3.7%	(1.9)%	4.3%	(0.8)%
-200 bp	3.1%	(4.8)%	3.6%	(6.1)%
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
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s periodic filings under the Exchange Act, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management on a timely basis to allow decisions regarding required disclosure. Management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2015. Based on management’s assessment, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.

(b)	Changes in Internal Control Over Financial Reporting.
There were no changes in WashingtonFirst’s internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, WashingtonFirst’s internal control over financial reporting.

PART II
Item 1. LEGAL PROCEEDINGS
From time to time, WashingtonFirst becomes involved in litigation relating to claims arising in the normal course of its business. In the opinion of management, there are no pending or threatened legal proceedings which would have a material adverse effect on WashingtonFirst’s financial condition or results of operations.
Item 1A. Risk Factors
There were no material changes from the risk factors previously disclosed in WashingtonFirst’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 16, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity by WashingtonFirst during the fiscal period covered by this report that have not been previously reported on a From 8-K.
Item 3. Defaults Upon Senior Securities
(a)    None.
(b)    None.

Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. Other Information
(a)    None.
(b)    None.

Item 6. Exhibits

	Exhibit	Description

*	31.1
Certification of Registrants’ principal executive officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

*	31.2
Certification of Registrants’ principal financial officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

*	32.1
Certification of Registrant’s principal executive officer and principal financial officer relating to the Registrant’s Quarterly Report of Form 10-Q for the quarterly period ended March 31, 2015, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

*	101.INS	XBRL Instance Document.

*	101.SCH	XBRL Taxonomy Extension Schema Document.

*	101.CAL	XBRL Taxonomy Calculation Linkbase Document.

*	101.DEF	XBRL Taxonomy Definition Linkbase Document.

*	101.LAB	XBRL Taxonomy Label Linkbase Document.

*	101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Filed with this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASHINGTONFIRST BANKSHARES, INC.

	/s/ Shaza Andersen	May 6, 2015
By:	Shaza L. Andersen	Date
President & Chief Executive Officer
(Principal Executive Officer)

	/s/ Matthew R. Johnson	May 6, 2015
By:	Matthew R. Johnson	Date
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)