Form 10-Q
period 2015-06-30
WashingtonFirst Bankshares, Inc.
filed 2015-08-07
CIK 1476264

As filed with the Securities and Exchange Commission on August 7, 2015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or

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
Yes    ☐        No    ☒
As of July 30, 2015, the registrant had outstanding 7,781,564 shares of voting common stock and 1,817,842 shares of non-voting common stock.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
WashingtonFirst Bankshares, Inc.
Consolidated Balance Sheets
(unaudited)

	June 30, 2015	December 31, 2014
	(in thousands)
Assets:
Cash and cash equivalents:
Cash and due from bank balances	$3,859	$3,396
Federal funds sold	105,566	46,876
Interest bearing balances	—	12,034
Cash and cash equivalents	109,425	62,306
Investment securities, available-for-sale, at fair value	193,739	166,508
Restricted stocks	6,021	5,225
Loans held for sale, at lower of cost or fair value	822	1,068
Loans held for investment:
Loans held for investment, at amortized cost	1,180,402	1,065,058
Allowance for loan losses	(10,626)	(9,257)
Total loans held for investment, net of allowance	1,169,776	1,055,801
Premises and equipment, net	5,956	6,198
Intangibles	6,808	6,894
Deferred tax asset	10,333	9,586
Accrued interest receivable	3,898	3,852
Other real estate owned	291	361
Bank-owned life insurance	13,336	13,147
Other assets	4,065	4,364
Total Assets	$1,524,470	$1,335,310
Liabilities and Shareholders' Equity:
Liabilities:
Non-interest bearing deposits	$386,006	$278,051
Interest bearing deposits	862,861	808,012
Total deposits	1,248,867	1,086,063
Other borrowings	11,649	8,237
FHLB advances	107,818	86,047
Long-term borrowings	10,112	10,027
Deferred tax liability	2,680	1,920
Accrued interest payable	633	548
Other liabilities	7,556	7,930
Total Liabilities	1,389,315	1,200,772
Shareholders' Equity:
Preferred stock:
Series D, $5.00 par value, 8,898 and 13,347 shares issued and outstanding, respectively, 1% dividend	44	67
Additional paid-in capital - preferred	8,854	13,280
Common stock:
Common Stock Voting, $0.01 par value, 50,000,000 shares authorized, 7,781,564 and 7,747,795 shares issued and outstanding, respectively	77	77
Common Stock Non-Voting, $0.01 par value, 10,000,000 shares authorized, 1,817,842 and 1,817,842 shares issued and outstanding, respectively	18	18
Additional paid-in capital - common	113,384	112,887
Accumulated earnings	12,321	7,775
Accumulated other comprehensive income related to available-for-sale securities	457	434
Total Shareholders' Equity	135,155	134,538
Total Liabilities and Shareholders' Equity	$1,524,470	$1,335,310
See accompanying notes to unaudited consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Income
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$14,314	$12,993	$27,754	$24,194
Interest and dividends on investments:
Taxable	786	729	1,502	1,395
Tax-exempt	17	39	36	86
Dividends on other equity securities	56	42	117	70
Interest on Federal funds sold and other short-term investments	79	89	153	160
Total interest and dividend income	15,252	13,892	29,562	25,905
Interest expense:
Interest on deposits	1,518	1,381	2,969	2,603
Interest on borrowings	562	394	1,115	776
Total interest expense	2,080	1,775	4,084	3,379
Net interest income	13,172	12,117	25,478	22,526
Provision for loan losses	850	760	1,550	1,305
Net interest income after provision for loan losses	12,322	11,357	23,928	21,221
Non-interest income:
Service charges on deposit accounts	122	126	231	232
Earnings on bank-owned life insurance	94	85	189	168
Gain on sale of other real estate owned, net	117	5	117	69
Gain on sale of loans, net	97	56	166	73
Gain on sale of available-for-sale investment securities, net	7	1	22	144
Other operating income	169	131	438	282
Total non-interest income	606	404	1,163	968
Non-interest expense:
Compensation and employee benefits	4,570	4,529	8,703	8,597
Premises and equipment	1,506	1,417	2,989	2,925
Data processing	913	685	1,736	1,400
Professional fees	325	314	663	735
Merger expenses	241	18	241	186
Other operating expenses	1,046	1,081	2,114	2,183
Total non-interest expense	8,601	8,044	16,446	16,026
Income before provision for income taxes	4,327	3,717	8,645	6,163
Provision for income taxes	1,560	1,287	3,088	2,125
Net income	2,767	2,430	5,557	4,038
Preferred stock dividends	(23)	(45)	(51)	(89)
Net income available to common shareholders	$2,744	$2,385	$5,506	$3,949

Earnings per common share:
Basic earnings per common share (1)	$0.28	$0.30	$0.57	$0.49
Diluted earnings per common share (1)	$0.28	$0.29	$0.57	$0.48
(1) Retroactively adjusted to reflect the effect of all stock dividends.
See accompanying notes to unaudited consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in thousands)
Net income	$2,767	$2,430	$5,557	$4,038
Other comprehensive income, net of tax:
Net unrealized holding (losses)/gains, net of tax expense/(benefit) (1)	(792)	1,138	37	1,714
Reclassification adjustment for realized (gains)/losses	(4)	11	(14)	(9)
Net change from available-for-sale securities	(796)	1,149	23	1,705
Comprehensive income	$1,971	$3,579	$5,580	$5,743

(1) Unrealized (losses)/gains on available for sale securities is shown net of income tax benefit of $0.4 million and net of income tax expense of $21,000 for the three and six months ended June 30, 2015, respectively, compared to net of income tax expense of $0.6 million and $0.9 million for the three and six months ended June 30, 2014, respectively.

 See accompanying notes to unaudited consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(unaudited)

	For the Six Months Ended
	June 30, 2015		June 30, 2014
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Preferred stock:
Balance, beginning of period	13,347	$67	17,796	$89
Redemption of preferred stock	(4,449)	(23)	—	—
Balance, end of period	8,898	$44	17,796	$89
Additional paid-in capital - preferred:
Balance, beginning of period		$13,280		$17,707
Redemption of preferred stock		(4,426)		—
Balance, end of period		$8,854		$17,707
Common stock:
Balance, beginning of period	9,565,637	$95	7,648,495	$76
Exercise of stock options	33,769	—	81,104	1
Balance, end of period	9,599,406	$95	7,729,599	$77
Additional paid-in capital - common:
Balance, beginning of period		$112,887		$85,636
Exercise of stock options		311		639
Stock compensation expense		186		111
Balance, end of period		$113,384		$86,386
Accumulated earnings:
Balance, beginning of period		$7,775		$5,605
Net income		5,557		4,038
Preferred stock dividends		(51)		(89)
Cash dividends declared		(960)		(615)
Balance, end of period		$12,321		$8,939
Accumulated other comprehensive loss:
Balance, beginning of period		$434		$(1,509)
Change in unrealized gain on available-for-sale securities, net of tax and reclassification adjustments		23		1,705
Balance, end of period		$457		$196
Total shareholders' equity		$135,155		$113,394
See accompanying notes to unaudited consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30, 2015	June 30, 2014
	(in thousands)
Cash flows from operating activities:
Net income	$5,557	$4,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	174	1,107
Net amortization of purchase accounting marks	(739)	(2,229)
Gain on sale of available-for-sale investment securities	(22)	(144)
Gain on sale of loans	(166)	(73)
Gain on sale of other real estate owned	(117)	(69)
Loss on disposal of fixed assets	(19)	—
Provision for loan losses	1,550	1,305
Write-down of other real estate owned	—	190
Earnings on bank-owned life insurance	(189)	(168)
Net amortization on available-for-sale investment securities	458	509
Stock based compensation	186	111
Originations of loans held for sale	(10,428)	(7,818)
Proceeds from sales of loans held for sale	10,840	5,688
Net change in:
Accrued interest receivable	(46)	(209)
Other assets	228	1,602
Accrued interest payable	85	(6)
Other liabilities	(447)	(1,720)
Net cash provided by operating activities	6,905	2,114
Cash flows from investing activities:
Net cash received in acquisitions	—	59,047
Purchase of available-for-sale investment securities	(54,698)	(37,160)
Proceeds from repayment of available-for-sale investment securities	14,731	14,474
Proceeds from sale/call of available-for-sale investment securities	12,335	13,554
Net increase in loans held for investment	(114,362)	(61,430)
Purchase of bank-owned life insurance	—	(2,500)
Net (increase)/decrease in FHLB stock	(796)	475
Proceeds from sale of real estate owned	277	453
Purchases of premises and equipment, net	(409)	(1,190)
Net cash used in investing activities	(142,922)	(14,277)
Cash flows from financing activities:
Net increase in deposits	162,788	123,615
Proceeds from FHLB advances	267,500	25,000
Repayments of FHLB advances	(245,487)	(27,182)
Net increase in other borrowings	3,412	3,181
Proceeds from exercise of stock options	311	640
Redemption of preferred stock	(4,449)	—
Cash dividends paid	(888)	(612)
Preferred stock dividends paid	(51)	(89)
Net cash provided by financing activities	183,136	124,553
Net increase in cash and cash equivalents	47,119	112,390
Cash and cash equivalents at beginning of period	62,306	109,164
Cash and cash equivalents at end of period	$109,425	$221,554
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

(b)	Cash and Cash Equivalents and Statements of Cash Flows
For purposes of the statements of cash flows, cash and cash equivalents consists of cash and due from banks, interest bearing balances and federal funds sold. The Bank maintains deposits with other commercial banks in amounts that may exceed federal deposit insurance coverage. Management regularly evaluates the credit risk associated with these transactions and believes that the Bank is not exposed to any significant credit risks on cash and cash equivalents. The Bank is required to maintain certain average reserve balances with the Federal Reserve Bank of Richmond. Those balances include usable vault cash and amounts on deposit with the Federal Reserve Bank of Richmond. The Bank had no compensating balance requirements or required cash reserves with correspondent banks as of June 30, 2015 and December 31, 2014. The Bank maintains interest bearing balances at other banks to help ensure sufficient liquidity and provide additional return compared to overnight Federal Funds.

Table 2: Certain Cash and Non-Cash Transactions
	For the Six Months Ended
	June 30, 2015	June 30, 2014
	(in thousands)
Cash paid during the period for:
Interest paid	$3,999	$3,385
Income taxes paid	1,535	—
Non-cash activity:
Loans converted into other real estate owned	90	—
Non-cash activity resulting from acquisitions/transactions:
Fair value of assets acquired:
Investment securities	—	19,240
Other equity securities	—	683
Loans, net of unearned income	—	51,332
Core deposit intangibles	—	470
Other assets	—	440
Fair value of liabilities assumed:
Deposits	—	121,592
FHLB advances	—	12,209
Other liabilities	—	50

(c)	Use of Estimates
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
Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. All securities were classified as available-for-sale as of June 30, 2015 and December 31, 2014.
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
As a member of the Federal Home Loan Bank of Atlanta (FHLB), the Bank is required to purchase and maintain stock in the FHLB in an amount equal to 4.25 percent of aggregate outstanding advances in addition to the membership stock requirement of 0.25 percent of the Bank’s total assets. Unlike other types of stock, FHLB stock and the stock of correspondent banks (“Banker’s Bank Stock”) is acquired primarily for the right to receive advances and loan participations rather than for the purpose of maximizing dividends or stock growth. No ready market exists for the FHLB stock and Bankers’ Bank stock, and they have no quoted market value. Restricted stock, such as FHLB stock and Banker’s Bank Stock, is carried at cost.

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
The Company and the Bank are subject to U.S. federal income tax, the District of Columbia income tax, the State of Maryland income tax and the State of Virginia franchise tax, in lieu of income tax. The Company is no longer subject to examination by Federal or State taxing authorities for the years before 2011. As of June 30, 2015 and December 31, 2014 the Company did not have any unrecognized tax benefits. The Company does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other non-interest expense. As of June 30, 2015 and December 31, 2014, the Company does not have any amounts accrued for interest and/or penalties.
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

(r) Goodwill and Acquired Intangible Assets
Goodwill represents the excess of purchase price over fair value of net assets and liabilities acquired. Under ASC 350-10, goodwill is not amortized over an estimated life, but rather it is evaluated at least annually for impairment by comparing its fair value with its recorded amount and is written down when appropriate. Projected net operating cash flows are compared to the carrying amount of the goodwill recorded and if the estimated net operating cash flows are less than the carrying amount, a loss is recognized to reduce the carrying amount to fair value. In the first quarter 2014, the Company recorded $2.6 million of additional goodwill related to the Millennium Transaction. For more information regarding this addition, see Note 3—Millennium Transaction. There was no impairment of goodwill during the six months ended June 30, 2015 and 2014.
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

4. CASH AND CASH EQUIVALENTS
Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. During the first six months of 2015 and 2014, the Bank maintained balances at the Federal Reserve Bank of Richmond (in addition to vault cash) to meet the reserve requirements as well as balances to partially compensate for services provided by the Federal Reserve Bank of Richmond. The Bank has an interest bearing account with the FHLB and maintains eight non-interest bearing accounts with domestic correspondents.
In addition, the Bank has short term investments in the form of certificates of deposits with banks insured by the Federal Deposit Insurance Corporation (“FDIC”), classified as interest bearing balances, as of June 30, 2015 and December 31, 2014. All balances are fully insured up to the applicable limits by the FDIC.
5. INVESTMENT SECURITIES

Table 5.1: Available-for-Sale Investment Securities Summary
	As of June 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasuries	$4,503	$41	$—	$4,544
U.S. Government agencies	79,339	450	(128)	79,661
Mortgage-backed securities	55,087	273	(241)	55,119
Collateralized mortgage obligations	40,182	143	(359)	39,966
Taxable state and municipal securities	11,445	528	—	11,973
Tax-exempt state and municipal securities	2,472	19	(15)	2,476
Total available-for-sale investment securities	$193,028	$1,454	$(743)	$193,739

	As of December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasuries	$2,998	$16	$—	$3,014
U.S. Government agencies	51,757	206	(99)	51,864
Mortgage-backed securities	50,457	453	(118)	50,792
Collateralized mortgage obligations	45,245	154	(584)	44,815
Taxable state and municipal securities	12,139	615	—	12,754
Tax-exempt state and municipal securities	3,236	45	(12)	3,269
Total available-for-sale investment securities	$165,832	$1,489	$(813)	$166,508

The estimated fair value of securities pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes amounted to $103.3 million and $94.6 million as of June 30, 2015 and December 31, 2014, respectively.
WashingtonFirst did not recognize in earnings any other-than-temporary impairment losses on available-for-sale investment securities during the three and six months ended June 30, 2015 and 2014. During the three months ended June 30, 2015, WashingtonFirst received proceeds of $2.5 million from the call or sale of securities from its available-for-sale investment portfolio resulting in gross realized gains of $7,000 and realized no losses, compared to proceeds of $0.1 million resulting in gross realized gains of $1,000 during the three months ended June 30, 2014. During the six months ended June 30, 2015, WashingtonFirst received proceeds of $14.8 million from the call or sale of securities from its available-for-sale investment portfolio resulting in gross realized gains of $163,000 and gross realized losses of $141,000, compared to proceeds of $13.7 million resulting in gross realized gains of $192,000 and gross realized losses of $48,000 during the six months ended June 30, 2014.

Table 5.2: Gross Unrealized Loss and Fair Value of Available-for-Sale Securities
	As of June 30, 2015
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
U.S. Government agencies	$26,635	$(107)	$1,984	$(21)
Mortgage-backed securities	22,705	(145)	2,750	(96)
Collateralized mortgage obligations	11,650	(56)	11,773	(303)
Tax-exempt state and municipal securities	1,484	(15)	—	—
Total	$62,474	$(323)	$16,507	$(420)

	As of December 31, 2014
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
U.S. Government agencies	$11,972	$(24)	$6,935	$(75)
Mortgage-backed securities	5,109	(6)	4,601	(112)
Collateralized mortgage obligations	10,166	(52)	19,963	(532)
Tax-exempt state and municipal securities	962	(9)	537	(3)
Total	$28,209	$(91)	$32,036	$(722)
As of June 30, 2015 and December 31, 2014, twelve and twenty-three, respectively, of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $0.4 million and $0.7 million, respectively.

The temporary unrealized losses presented above are principally due to a general increase in market rates and a widening of credit spreads from the dates of acquisition to June 30, 2015 and December 31, 2014, as applicable. The resulting increases in fair values reflect a decrease in the perceived risk by the financial markets related to those securities. As of June 30, 2015, all U.S. Treasuries and U.S. Government Agencies are rated AA+ or higher, and any fluctuations in their fair value are caused by changes in interest rates and are not considered credit related as the contractual cash flows of these investments are either explicitly or implicitly backed by the full faith and credit of the U.S. Government. Unrealized losses that are related to the prevailing interest rate environment will decline over time and recover as these securities approach maturity. As of June 30, 2015, the fair market value of U.S. Treasuries and U.S. Government Agencies were $4.5 million and $79.7 million, respectively. The mortgage-backed securities portfolio at June 30, 2015, is composed of GNMA, FNMA or FHLMC mortgage-backed securities reported at fair value of $55.1 million and GNMA collateralized mortgage obligations reported at fair value of $40.0 million. Any associated unrealized losses are caused by changes in interest rates and are not considered credit related as the contractual cash flows of these investments are either explicitly or implicitly backed by the full faith and credit of the U.S. Government. Unrealized losses that are related to the prevailing interest rate environment will decline over time and recover as these securities approach maturity. As of June 30, 2015, the fair value of the taxable state and municipal securities portfolio totaled $12.0 million, while the tax-exempt state and municipal securities portfolio totaled $2.5 million. The municipal bond portfolio has no concentration in any state greater than 20 percent and carries bond ratings of A or higher.
The amortized cost and fair value of investments by remaining contractual maturity for available-for-sale investment securities as of June 30, 2015, are set forth below. Mortgage-backed securities and collateralized mortgage obligations are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

Table 5.3: Amortized Cost and Fair Value by Contractual Maturity of Available-For-Sale Securities
	As of June 30, 2015
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$1,599	$1,618
Due after one year through five years	83,261	83,981
Due after five years through ten years	32,581	32,736
Due after ten years	75,587	75,404
Total	$193,028	$193,739

6. LOANS

Table 6.1: Composition of Loans Held for Investment by Loan Class
	June 30, 2015	December 31, 2014
	(in thousands)
Construction and development	$195,242	$156,241
Commercial real estate	710,205	650,051
Residential real estate	132,218	122,306
Real estate loans	1,037,665	928,598
Commercial and industrial	133,650	127,084
Consumer	9,087	9,376
Total loans	1,180,402	1,065,058
Less: allowance for loan losses	10,626	9,257
Net loans	$1,169,776	$1,055,801
As of June 30, 2015, $559.0 million of loans were pledged as collateral for FHLB advances, compared to $516.5 million as of December 31, 2014.

Table 6.2: Loans Held for Investment Aging Analysis by Loan Class
	As of June 30, 2015
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non- Accrual	Total Past Due	Total Loans
	(in thousands)
Construction and development	$195,014	$—	$—	$—	$228	$228	$195,242
Commercial real estate	703,007	4,100	—	—	3,098	7,198	710,205
Residential real estate	130,599	514	—	—	1,105	1,619	132,218
Commercial and industrial	132,186	151	89	—	1,224	1,464	133,650
Consumer	8,709	—	—	113	265	378	9,087
Balance at end of period	$1,169,515	$4,765	$89	$113	$5,920	$10,887	$1,180,402

	As of December 31, 2014
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	Total Past Due	Total Loans
	(in thousands)
Construction and development	$155,414	$—	$586	$241	$827	$156,241
Commercial real estate	641,292	201	2,911	5,647	8,759	650,051
Residential real estate	119,855	598	—	1,853	2,451	122,306
Commercial and industrial	124,591	857	683	953	2,493	127,084
Consumer	9,112	264	—	—	264	9,376
Balance at end of period	$1,050,264	$1,920	$4,180	$8,694	$14,794	$1,065,058

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

Table 6.3: Risk Categories of Loans Held for Investment by Loan Class
	As of June 30, 2015
Internal risk rating grades	Pass	Pass Watch	Special Mention	Substandard	Total
Risk rating number	1 to 5	6	7	8
	(in thousands)
Construction and development	$193,680	$1,334	$—	$228	$195,242
Commercial real estate	689,360	6,321	8,053	6,471	710,205
Residential real estate	126,959	3,434	745	1,080	132,218
Commercial and industrial	123,851	4,318	3,612	1,869	133,650
Consumer	8,710	118	—	259	9,087
Balance at end of period	$1,142,560	$15,525	$12,410	$9,907	$1,180,402

	As of December 31, 2014
Internal risk rating grades	Pass	Pass Watch	Special Mention	Substandard	Total
Risk rating number	1 to 5	6	7	8
	(in thousands)
Construction and development	$154,506	$1,494	$—	$241	$156,241
Commercial real estate	623,964	6,491	10,342	9,254	650,051
Residential real estate	117,163	2,928	1,090	1,125	122,306
Commercial and industrial	116,781	5,450	2,727	2,126	127,084
Consumer	9,244	125	—	7	9,376
Balance at end of period	$1,021,658	$16,488	$14,159	$12,753	$1,065,058

Table 6.4: Changes in Troubled Debt Restructurings
	June 30, 2015
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$237	$2,035	$1,833	$1,028	$—	$5,133
New TDRs	—	—	310	999	—	1,309
Increases to existing TDRs	—	—	1	16	—	17
Charge-offs post modification	—	—	—	—	—	—
Sales, principal payments, or other decreases	(9)	(3)	(210)	(2)	—	(224)
Ending Balance	$228	$2,032	$1,934	$2,041	$—	$6,235

For the Six Months Ended:
Beginning Balance	$241	$4,619	$1,796	$354	$—	$7,010
New TDRs	—	—	354	1,675	—	2,029
Increases to existing TDRs	—	—	2	16	—	18
Charge-offs post modification	—	(128)	—	—	—	(128)
Sales, principal payments, or other decreases	(13)	(2,459)	(218)	(4)	—	(2,694)
Ending Balance	$228	$2,032	$1,934	$2,041	$—	$6,235

	June 30, 2014
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$260	$4,657	$2,134	$1,818	$—	$8,869
New TDRs	—	—	297	—	—	297
Increases to existing TDRs	—	—	1	—	—	1
Charge-offs post modification	—	—	—	—	—	—
Sales, principal payments, or other decreases	(6)	(2,599)	(980)	(1,421)	—	(5,006)
Ending Balance	$254	$2,058	$1,452	$397	$—	$4,161

For the Six Months Ended:
Beginning Balance	$266	$4,886	$1,167	$1,844	$95	$8,258
New TDRs	—	—	1,268	—	—	1,268
Increases to existing TDRs	—	251	2	—	—	253
Charge-offs post modification	—	—	—	—	(95)	(95)
Sales, principal payments, or other decreases	(12)	(3,079)	(985)	(1,447)	—	(5,523)
Ending Balance	$254	$2,058	$1,452	$397	$—	$4,161

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

Table 6.5: New Troubled Debt Restructurings Details
	June 30, 2015			June 30, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	(dollars in thousands)
Construction and development	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	—	—	—
Residential real estate	3	354	354	4	1,268	1,268
Commercial and industrial	5	1,839	1,675	—	—	—
Consumer	—	—	—	—	—	—
Total loans	8	$2,193	$2,029	4	$1,268	$1,268

Table 6.6: Troubled Debt Restructuring in Default in Past Twelve Months
	June 30, 2015			June 30, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	(dollars in thousands)
Construction and development	1	$383	$228	1	$409	$253
Commercial real estate	2	2,071	2,032	2	2,071	2,058
Residential real estate	1	24	24	—	—	—
Commercial and industrial	3	856	691	—	—	—
Consumer	—	—	—	—	—	—
Total loans	7	$3,334	$2,975	3	$2,480	$2,311

Table 6.7: Non-Performing Assets
	June 30, 2015	December 31, 2014
	(in thousands)
Non-accrual loans	$5,920	$8,694
90+ days still accruing	113	—
Troubled debt restructurings still accruing	4,362	2,151
Other real estate owned	291	361
Total non-performing assets	$10,686	$11,206
As of June 30, 2015 and December 31, 2014, there was one loan and no loans, respectively, past due more than 90 days that were still accruing. If interest had been earned on the non-accrual loans, interest income on these loans would have been approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2015, respectively, compared to $0.2 million and $0.5 million for the three and six months ended June 30, 2014, respectively.

7. ALLOWANCE FOR LOAN LOSSES

Table 7.1: Changes in Allowance for Loan Losses by Loan Class
	June 30, 2015
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$1,461	$5,585	$1,286	$1,497	$26	$9,855
Provision for loan losses	189	41	74	545	1	850
Charge-offs	—	(10)	(118)	—	(6)	(134)
Recoveries	—	—	48	6	1	55
Ending Balance	$1,650	$5,616	$1,290	$2,048	$22	$10,626

For the Six Months Ended:
Beginning Balance	$1,028	$5,674	$920	$1,612	$23	$9,257
Provision for loan losses	622	80	424	421	3	1,550
Charge-offs	—	(138)	(143)	—	(6)	(287)
Recoveries	—	—	89	15	2	106
Ending Balance	$1,650	$5,616	$1,290	$2,048	$22	$10,626

	June 30, 2014
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$827	$4,063	$563	$2,411	$17	$7,881
Provision for/(release of) loan losses	274	553	81	(112)	(36)	760
Charge-offs	(100)	(210)	(153)	—	42	(421)
Recoveries	—	1	108	3	—	112
Ending Balance	$1,001	$4,407	$599	$2,302	$23	$8,332

For the Six Months Ended:
Beginning Balance	$681	$5,027	$920	$1,801	$105	$8,534
Provision for loan losses	420	69	101	565	150	1,305
Charge-offs	(100)	(791)	(541)	(70)	(232)	(1,734)
Recoveries	—	102	119	6	—	227
Ending Balance	$1,001	$4,407	$599	$2,302	$23	$8,332

Table 7.2: Loans Held for Investment and Related Allowance for Loan Losses by Impairment Method and Loan Class
	As of June 30, 2015
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Ending Balance:
Evaluated collectively for impairment	$195,014	$694,031	$128,309	$127,311	$8,715	$1,153,380
Evaluated individually for impairment	228	16,174	3,909	6,339	372	27,022
	$195,242	$710,205	$132,218	$133,650	$9,087	$1,180,402

Allowance for Losses:
Evaluated collectively for impairment	$1,618	$4,703	$713	$904	$21	$7,959
Evaluated individually for impairment	32	913	577	1,144	1	2,667
	$1,650	$5,616	$1,290	$2,048	$22	$10,626

	As of December 31, 2014
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Ending Balance:
Evaluated collectively for impairment	$156,000	$625,673	$117,278	$120,640	$9,363	$1,028,954
Evaluated individually for impairment	241	24,378	5,028	6,444	13	36,104
	$156,241	$650,051	$122,306	$127,084	$9,376	$1,065,058

Allowance for Losses:
Evaluated collectively for impairment	$1,024	$4,137	$489	$858	$18	$6,526
Evaluated individually for impairment	4	1,537	431	754	5	2,731
	$1,028	$5,674	$920	$1,612	$23	$9,257

Table 7.3: Specific Allocation for Impaired Loans by Loan Class
	June 30, 2015			December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
	(in thousands)
With no related allowance:
Construction and development	$—	$—	$—	$—	$—	$—
Commercial real estate	8,504	8,464	—	6,747	6,746	—
Residential real estate	1,915	1,809	—	2,108	2,017	—
Commercial and industrial	1,210	916	—	1,757	1,411	—
Consumer	257	257	—	—	—	—
Total with no related allowance	11,886	11,446	—	10,612	10,174	—
With an allowance recorded:
Construction and development	383	228	32	396	241	4
Commercial real estate	8,291	7,710	913	18,419	17,632	1,537
Residential real estate	2,136	2,100	577	3,131	3,011	431
Commercial and industrial	5,678	5,423	1,144	5,277	5,033	754
Consumer	115	115	1	13	13	5
Total with an allowance recorded	16,603	15,576	2,667	27,236	25,930	2,731
Total impaired loans	$28,489	$27,022	$2,667	$37,848	$36,104	$2,731

Table 7.4: Average Impaired Loan Balance by Loan Class - 3 Months
	For the Three Months Ended
	June 30, 2015		June 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With no related allowance:
Construction and development	$—	$—	$—	$—
Commercial real estate	8,989	101	4,447	—
Residential real estate	1,759	15	2,162	26
Commercial and industrial	848	3	854	—
Consumer	259	—	—	—
Total with no related allowance	11,855	119	7,463	26
With an allowance recorded:
Construction and development	233	—	258	—
Commercial real estate	7,727	82	20,386	217
Residential real estate	2,027	20	1,690	4
Commercial and industrial	5,167	76	8,510	98
Consumer	87	2	8	—
Total with an allowance recorded	15,241	180	30,852	319
Total average impaired loans	$27,096	$299	$38,315	$345

Table 7.5: Average Impaired Loan Balance by Loan Class - 6 Months
	For the Six Months Ended
	June 30, 2015		June 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With no related allowance:
Construction and development	$—	$—	$—	$—
Commercial real estate	9,657	201	2,859	—
Residential real estate	1,868	30	1,771	51
Commercial and industrial	765	5	851	—
Consumer	261	—	—	—
Total with no related allowance	12,551	236	5,481	51
With an allowance recorded:
Construction and development	236	—	261	—
Commercial real estate	7,765	164	19,429	434
Residential real estate	1,930	40	1,308	9
Commercial and industrial	4,930	153	8,387	195
Consumer	51	5	9	—
Total with an allowance recorded	14,912	362	29,394	638
Total average impaired loans	$27,463	$598	$34,875	$689

8. OTHER REAL ESTATE OWNED

Table 8.1: Changes in OREO
	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in thousands)
Balance at beginning of period	$451	$1,016	$361	$1,463
Properties acquired at foreclosure	—	—	90	—
Sales of foreclosed properties	(160)	—	(160)	(384)
Valuation adjustments	—	(127)	—	(190)
Balance at end of period	$291	$889	$291	$889

Table 8.2: OREO Expenses
	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in thousands)
Write-downs	$—	$127	$—	$190
Operating expenses, net of rental income	9	11	14	43
Total OREO expense	$9	$138	$14	$233
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

Table 9: Goodwill and Core Deposit Intangibles
	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in thousands)
Goodwill:
Balance, beginning of period	$6,240	$6,240	$6,240	$3,601
Goodwill recorded in Millennium Transaction	—	—	—	2,639
Balance, end of period	$6,240	$6,240	$6,240	$6,240
Core deposit intangibles:
Balance, beginning of period	$611	$784	$654	$342
Addition of core deposit intangibles	—	—	—	470
Amortization of core deposit intangibles	(43)	(44)	(86)	(72)
Balance, end of period	$568	$740	$568	$740
Total intangibles	$6,808	$6,980	$6,808	$6,980

10. DEPOSITS

Table 10.1: Composition of Deposits
	June 30, 2015	December 31, 2014
	(in thousands)
Demand deposit accounts	$386,006	$278,051
NOW accounts	125,833	99,023
Money market accounts	198,217	208,331
Savings accounts	124,521	129,754
Time deposits under $100,000	81,680	100,055
Time deposits $100,000 and over	332,610	270,849
Total deposits	$1,248,867	$1,086,063

Table 10.2: Scheduled Maturities of Time Deposits
	June 30, 2015	December 31, 2014
	(in thousands)
Within 1 Year	$277,812	$213,212
1 - 2 years	73,067	86,364
2 - 3 years	25,015	31,131
3 - 4 years	25,162	24,212
4 - 5 years	12,916	14,996
5+ years	318	989
Total	$414,290	$370,904
Time deposits include Certificate of Deposit Account Registry Service (“CDARS”) balances and brokered deposits. The CDARS deposits are customer deposits that are placed in the CDARS network to maximize the FDIC insurance coverage. These CDARS balances were $44.9 million and $44.3 million as of June 30, 2015 and December 31, 2014, respectively. The Bank had no brokered deposits as of June 30, 2015, compared to $10.0 million as of December 31, 2014.
11. OTHER BORROWINGS
Other borrowings consist of $11.6 million and $8.2 million of customer repurchase agreements as of June 30, 2015 and December 31, 2014, respectively. Customer repurchase agreements are overnight and continuous standard commercial banking transactions that involve a Bank customer instead of a wholesale bank or broker. The average rate of these repurchase agreements was 0.05 percent as of both June 30, 2015 and December 31, 2014. As of June 30, 2015, these repurchase agreements were backed by $6.4 million of collateralized mortgage obligations and $5.2 million of mortgage-backed securities, compared $6.2 million and $2.0 million, respectively, as of December 31, 2014.

12. FEDERAL HOME LOAN BANK ADVANCES
As a member of the FHLB, the Bank has access to numerous borrowing programs with total credit availability established at 25 percent of total quarter-end assets. FHLB advances are fully collateralized by pledges of certain qualifying real estate secured loans (see Note 4 - Cash and Cash Equivalents). As of June 30, 2015, the Bank had pledged a total of $559.0 million in qualifying home equity lines of credit, commercial real estate loans, multifamily real estate loans, and residential real estate secured loans as security for FHLB advances. As of June 30, 2015, the Bank had $182.3 million in remaining credit available with the FHLB.

Table 12.1: Composition of FHLB Advances
	June 30, 2015	December 31, 2014
	(dollars in thousands)
As of period ended:
FHLB advances	$105,067	$83,054
FHLB purchase accounting mark	2,751	2,993
FHLB total	$107,818	$86,047
Weighted average outstanding effective interest rate	1.37%	1.58%

Table 12.2: FHLB Advances Average Balances
	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(dollars in thousands)
Averages for the period:
FHLB advances	$97,517	$46,056	$101,495	$46,094
Average effective interest rate paid during the period	1.53%	1.82%	1.47%	1.79%
Maximum month-end balance outstanding	$107,834	$53,236	$125,926	$53,236

Table 12.3: Contractual Maturities of FHLB Advances
	June 30, 2015	December 31, 2014
	(in thousands)
Within one year	$35,000	$20,000
2 - 3 years	7,500	—
3 - 4 years	12,341	7,500
4 - 5 years	13,259	16,371
5+ years	39,718	42,176
Total FHLB advances	$107,818	$86,047

13. LONG-TERM BORROWINGS

Table 13: Long-term Borrowings Detail
	June 30, 2015	December 31, 2014
	(in thousands)
Subordinated debt	$2,298	$2,281
Trust preferred capital notes	7,814	7,746
Long-term borrowings	$10,112	$10,027
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
On June 30, 2003, Alliance invested $0.3 million as common equity into a wholly-owned Delaware statutory business trust (the “Trust”). Simultaneously, the Trust privately issued $10.0 million face amount of thirty-year floating rate trust preferred capital securities (the “Trust Preferred Capital Notes”) in a pooled trust preferred capital securities offering. The Trust used the offering proceeds, plus the equity, to purchase $10.3 million principal amount of Alliance’s floating rate junior subordinated debentures due 2033 (the “Subordinated Debentures”). Both the Trust Preferred Capital Notes and the Subordinated Debentures are callable at any time, without penalty. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15 percent subject to quarterly interest rate adjustments. The interest rates as of June 30, 2015 and December 31, 2014 were 3.44 percent and 3.39 percent, respectively. The Trust Preferred Capital Notes are guaranteed by WashingtonFirst on a subordinated basis, and were recorded on WashingtonFirst’s books at the time of the Alliance acquisition at a discounted amount of $7.5 million, which was the fair value of the instruments at the time of the acquisition. The $2.5 million discount is being expensed monthly over the life of the obligation. Under the indenture governing the Trust Preferred Capital Notes, WashingtonFirst has the right to defer payments of interest for up to twenty consecutive quarterly periods.
Under current regulatory guidelines, the Trust Preferred Capital Notes may constitute no more than 25 percent of total Tier 1 Capital. Any amount not eligible to be counted as Tier 1 Capital is considered to be Tier 2 Capital. As of June 30, 2015, the entire amount of Trust Preferred Capital Notes was considered Tier 1 Capital.
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
On February 20, 2015, WashingtonFirst redeemed another $4.4 million (4,449 shares), or 25% of the initial $17.8 million outstanding Series D Preferred Stock that had been issued to the Secretary of the Treasury in August 2011 through the Company’s participation in the Small Business Lending Fund. The shares were redeemed at their liquidation value of $1,000 per share plus accrued dividends through February 20, 2015, for a total redemption price of $4.5 million. As of June 30, 2015, there were 8,898 shares outstanding of its Series D Preferred Stock to the United States Treasury for $8.9 million.
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
The Company commenced paying cash dividends in 2014 and has paid a dividend of four cents ($0.04) per share -- on the Company’s outstanding shares of common stock and Series A non-voting common stock -- on January 2, April 1, July 1 and October 1, 2014.  In the fourth quarter 2014, the Company increased the quarterly cash dividend to five cents ($0.05) per share, which was paid January 2, April 1, and July 1, 2015. Although the Company expects to declare and pay quarterly cash dividends in the future, any such dividend would be at the discretion of the Board of Directors of the Company and would be subject to various federal and state regulatory limitations.
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

Table 15.1: Outstanding Commitments to Extend Credit
	June 30, 2015	December 31, 2014
	(dollars in thousands)
Unused lines of credit as of period ended:
Commercial	$60,972	$56,280
Commercial real estate	139,973	110,134
Residential real estate	390	—
Home equity	37,489	36,042
Personal lines of credit	1,766	1,460
Total outstanding commitments to extend credit	$240,590	$203,916
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
Investment in Affordable Housing Project
The Bank has committed $1.0 million to the Virginia Community Development Corporation (VCDC), a non-profit organization that seeks to gather capital from investors to build and operate low income housing programs. The Bank’s $1.0 million commitment is split evenly between two funds: the Housing Equity Fund of Virginia XVII, L.L.C (“Fund XVII”) and the Housing Equity Fund of Virginia XVIII, L.L.C. (“Fund XVIII”). The expected return on these two funds is in the form of tax credits and tax deductions from operating losses. The principal risk associated with such and investment results from potential noncompliance with the conditions in the tax law to qualify for the tax benefits, which could result in recapture of the tax benefits. As of June 30, 2015, the Bank had disbursed $95,000 and $5,500 to Fund XVII and Fund XVIII, respectively, as a result of investor capital calls. The Bank will make additional capital investments of $0.4 million by the end of 2017 for Fund XVII and additional capital investments of $0.5 million by the end of 2018 for Fund XVIII. The Bank accounts for the capital already disbursed in the Other Assets section of the balance sheet. To date, no related income resulting from tax benefits have been recorded, however the Company plans to record such related income using the effective interest method in the future.
Other Contractual Arrangements
The Bank is party to a contract dated October 7, 2010, with Fiserv, for core data processing and item processing services integral to the operations of the Bank. Under the terms of the agreement, the Bank may cancel the agreement subject to a substantial cancellation penalty based on the current monthly billing and remaining term of the contract. The initial term of services provided shall end seven years following the date services are first used. Services were first provided beginning May 16, 2011 and will expire on May 15, 2018. The Bank expects to pay Fiserv approximately $3.2 million over the remaining life of the contract.
16. RELATED PARTY TRANSACTIONS
The aggregate amount of loans outstanding to employees, officers, directors, and to companies in which the Company’s directors were principal owners, amounted to $24.5 million, or 2.1 percent of total loans, and $26.7 million, or 2.5 percent of total loans, as of June 30, 2015 and December 31, 2014, respectively. In the second quarter 2015, principal advances to related parties in the ordinary course of business with substantially the same terms (including interest rates and collateral) as those prevailing at the time totaled $0.6 million and principal repayments and other reductions totaled $0.6 million. The aforementioned loans were made with consistent terms for comparable transactions with non-related parties. They do not involve more than normal risk of collectibility or present other unfavorable features.
Total deposit accounts with related parties totaled $56.7 million and $37.4 million as of June 30, 2015 and December 31, 2014, respectively.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, Common Equity Tier 1 and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, in each case as those terms are defined in the regulations. Management believes the Company satisfied all capital adequacy requirements to which it was subject as of June 30, 2015.
As of June 30, 2015, the Company was “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios, as set forth in the table below.

Table 17: Capital Amounts, Ratios and Regulatory Requirements Summary
	Actual		To Be Well Capitalized Under Prompt Corrective Action Provisions		For Minimum Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of June 30, 2015:
Total risk-based capital ratio
Consolidated	$145,954	11.41%	n/a	n/a	$102,336	>8.0%
Bank	141,495	11.07%	$127,823	>10.0%	102,259	>8.0%
Tier 1 risk-based capital ratio
Consolidated	132,828	10.38%	n/a	n/a	76,752	>6.0%
Bank	128,369	10.04%	102,259	>8.0%	76,694	>6.0%
Common Equity Tier (CET) 1 risk-based capital ratio (1)
Consolidated	116,116	9.08%	n/a	n/a	57,564	>4.5%
Bank	128,369	10.04%	83,085	>6.5%	57,520	>4.5%
Tier 1 leverage ratio
Consolidated	132,828	9.32%	n/a	n/a	57,008	>4.0%
Bank	128,369	9.07%	70,776	>5.0%	56,621	>4.0%

As of December 31, 2014:
Total risk-based capital ratio
Consolidated	$146,713	13.20%	n/a	n/a	$88,917	>8.0%
Bank	121,500	10.94%	$111,060	>10.0%	88,848	>8.0%
Tier 1 risk-based capital ratio
Consolidated	134,956	12.14%	n/a	n/a	44,467	>4.0%
Bank	109,743	9.88%	66,646	>6.0%	44,430	>4.0%
Tier 1 leverage ratio
Consolidated	134,956	10.23%	n/a	n/a	52,769	>4.0%
Bank	109,743	8.33%	65,872	>5.0%	52,698	>4.0%
(1) CET ratio conforms to the regulatory standards of Basel III that took effect on January 1, 2015 and thus do not apply to December 31, 2014.

18. EARNINGS PER SHARE
The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock has no effect on income available to common shareholders.

Table 18: Basic and Dilutive Earnings Per Share
	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(dollars in thousands, except for per share amounts)
Net income	$2,767	$2,430	$5,557	$4,038
Less: SBLF dividends	(23)	(45)	(51)	(89)
Net income available to common shareholders	$2,744	$2,385	$5,506	$3,949

Weighted average number of shares outstanding (1)	9,596,558	8,096,932	9,583,376	8,071,391
Effect of dilutive securities:
Restricted stock, stock options and warrants (1) (2)	156,777	197,105	149,538	125,379
Diluted weighted average number of shares outstanding (1)	9,753,335	8,294,037	9,732,914	8,196,770

Basic earnings per share (1)	$0.28	$0.30	$0.57	$0.49
Diluted earnings per share (1)	$0.28	$0.29	$0.57	$0.48
(1) Retroactively adjusted to reflect the effect of all stock dividends.
(2) For the three and six months ended June 30, 2015 and 2014 all stock options were considered dilutive.
19. OTHER OPERATING EXPENSES

Table 19: Consolidated Statement of Operations - Other Operating Expenses Detail
	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in thousands)
Other real estate owned expenses	$9	$138	$14	$233
Business and franchise tax	225	197	443	392
Advertising and promotional expenses	194	146	407	295
FDIC premiums	198	238	418	439
Postage, printing and supplies	36	54	82	113
Directors' fees	84	72	157	135
Insurance	59	23	107	47
Other	241	213	486	529
Other expenses	$1,046	$1,081	$2,114	$2,183

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
Net transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period. There were no transfers within the fair value hierarchy for fair value measurements of WashingtonFirst’s investment securities during the six months ended June 30, 2015 or 2014.
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
Fair Value Classification and Transfers
As of June 30, 2015, WashingtonFirst’s assets and liabilities recorded at fair value included financial instruments valued at $13.2 million whose fair values were estimated by management in the absence of readily determinable fair values (i.e., level 3). These financial instruments measured as level 3 represented 0.9 percent of total assets and 6.4 percent of financial instruments measured at fair value as of June 30, 2015. As of December 31, 2014, WashingtonFirst’s assets and liabilities recorded at fair value included financial instruments valued at $23.6 million whose fair values were estimated by management in the absence of readily determinable fair values. These financial instruments measured as level 3 represented 1.8 percent of total assets and 12.4 percent of financial instruments measured at fair value as of December 31, 2014.

The following tables present information about WashingtonFirst’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2015 and December 31, 2014, respectively, and indicate the fair value hierarchy of the valuation techniques used by WashingtonFirst to determine such fair value:

Table 20.1: Summary of Assets and Liabilities Measured at Fair Value
	As of June 30, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
U.S. Treasuries	$4,544	$—	$—	$4,544
U.S. Government agencies	—	79,661	—	79,661
Mortgage-backed securities	—	55,119	—	55,119
Collateralized mortgage obligations	—	39,966	—	39,966
Taxable state and municipal securities	—	11,973	—	11,973
Tax-exempt state and municipal securities	—	2,476	—	2,476
Total recurring assets at fair value	$4,544	$189,195	$—	$193,739

Nonrecurring:
Assets:
Loans held for investment (1)	$—	$—	$12,909	$12,909
Other real estate owned	—	—	291	291
Total nonrecurring assets at fair value	$—	$—	$13,200	$13,200

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
U.S. Treasuries	$3,014	$—	$—	$3,014
U.S. Government agencies	—	51,864	—	51,864
Mortgage-backed securities	—	50,792	—	50,792
Collateralized mortgage obligations	—	44,815	—	44,815
Taxable state and municipal securities	—	12,754	—	12,754
Tax-exempt state and municipal securities	—	3,269	—	3,269
Total recurring assets at fair value	$3,014	$163,494	$—	$166,508

Nonrecurring:
Assets:
Loans held for investment (1)	$—	$—	$23,199	$23,199
Other real estate owned	—	—	361	361
Total nonrecurring assets at fair value	$—	$—	$23,560	$23,560

(1)	Represents the impaired loans, net of allowance, that have been individually evaluated and reserved for.
WashingtonFirst had no recurring level 3 assets or liabilities or transfers in and/or out of level 3 for the three and six months ended June 30, 2015 or 2014.

Fair Value of Financial Instruments

Table 20.2: Estimated Fair Values and Carrying Values for Financial Assets, Liabilities and Commitments
	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Cash and cash equivalents	$109,425	$109,425	$62,306	$62,306
Investment securities	193,739	193,739	166,508	166,508
Restricted Stock	6,021	6,021	5,225	5,225
Loans held for sale	822	822	1,068	1,068
Loans held for investment, net	1,169,776	1,172,513	1,055,801	1,061,167
Bank-owned life insurance	13,336	13,336	13,147	13,147
Time deposits	414,290	415,497	370,904	372,041
Other borrowings	11,649	11,649	8,237	8,237
FHLB advances	107,818	107,834	86,047	86,583
Long-term borrowings	10,112	10,314	10,027	13,398
Off-balance sheet instruments	—	—	—	—
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
21. SUBSEQUENT EVENTS
On July 31, 2015, WashingtonFirst Bankshares, Inc. announced the completion of its previously announced acquisition of 1st Portfolio Holding Corporation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations should be read together with WashingtonFirst’s financial statements and the related notes to the financial statements for the six months ended June 30, 2015 and 2014.
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
Overview
WashingtonFirst generates the majority of its revenues from interest income on loans, income from investment securities, and service charges on customer accounts. Revenues are partially offset by interest expense paid on deposits and other borrowings, and non-interest expenses such as compensation and employee benefits, other operating costs and occupancy expenses. Net interest income is the difference between interest income on earning assets such as loans and securities and interest expense on liabilities such as the deposits and borrowings used to fund those assets. Net interest income is the Company’s largest source of revenue. Net interest income after provision for loan losses for the three and six months ended June 30, 2015 was $12.3 million and $23.9 million, respectively, compared to $11.4 million and $21.2 million for the same periods in 2014. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and margin.
Net income available to common shareholders was $2.7 million and $5.5 million for the three and six months ended June 30, 2015, compared to $2.4 million and $3.9 million for the three and six months ended June 30, 2014. Diluted earnings per share were $0.28 per common share and $0.57 per common share for the three and six months ended June 30, 2015, compared to $0.29 per common share and $0.48 per common share for the same periods in 2014. The increase in net income available to common shareholders year over year is primarily the result of an increased average balance in interest earning assets due to organic growth of the Bank. While revenues increased as a result of the larger loan portfolio, overall costs have remained fairly stable with non-interest expenses increasing $0.4 million to $16.4 million for the six months ended June 30, 2015, compared to $16.0 million for the same period in 2014.
As of June 30, 2015 and December 31, 2014, total assets were $1.5 billion and $1.3 billion, respectively. Total loans held for investment increased by $114.0 million (10.8 percent) from $1.1 billion as of December 31, 2014, to $1.2 billion as of June 30, 2015.
As of June 30, 2015, WashingtonFirst had $10.7 million in nonperforming assets, a decrease of $0.5 million from December 31, 2014. Allowance for loan losses increased by $1.4 million during the six months ended June 30, 2015 compared to December 31, 2014. The increase in the allowance was driven by provisions of $1.6 million partially offset by net charge-offs of $0.2 million. This resulted in a $10.6 million allowance for loan losses as of June 30, 2015, compared to $9.3 million as of December 31, 2014.
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

The general allowance constituted 74.9 percent of the total allowance at June 30, 2015 and 70.5 percent at December 31, 2014. The general allowance is calculated in two parts based on an internal risk classification of loans within each portfolio segment. Allowances on loans considered to be impaired under regulatory guidance are calculated separately from loans considered to be “pass” rated under the same guidance. This segregation allows the Company to monitor the allowance applicable to higher risk loans separate from the remainder of the portfolio in order to better manage risk and ensure the sufficiency of the allowance for loan losses. The loans acquired in the Millennium Transaction and Alliance Acquisition were recorded at fair value, and the original credit marks from purchase accounting are not affecting the allowance for loan losses as of June 30, 2015. Allowances on those loans subsequent to the acquisition have been recorded in the allowance for loan losses.
As of June 30, 2015, the specific allowance accounted for 25.1 percent of the total allowance as compared to 29.5 percent at December 31, 2014. The estimated losses on impaired loans can differ substantially from actual losses. The portion of the allowance representing specific allowances is established on individually impaired loans. As a practical expedient, for collateral dependent loans, the Company measures impairment based on the net realizable value of the underlying collateral. For loans on which the Company has not elected to use a practical expedient to measure impairment, the Company will measure impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate. In determining the cash flows to be included in the discount calculation the Company considers the following factors that combine to estimate the probability and severity of potential losses:

•	the borrower’s overall financial condition;

•	resources and payment record;

•	demonstrated or documented support available from financial guarantors; and

•	the adequacy of collateral value and the ultimate realization of that value at liquidation.
Goodwill and Other Intangible Asset Impairment
Goodwill represents the excess purchase price paid over the fair value of the net assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value be compared to the carrying amount of net assets, including goodwill. If the net fair value exceeds the net book value, no write-down of recorded goodwill is required. If the fair value is less than book value, an expense may be required to write-down the related goodwill to the proper carrying value. The Company tests for impairment of goodwill as of each fiscal year end and again at any quarter-end if any triggering events occur during a quarter that may affect goodwill. Examples of such events include, but are not limited to, a significant deterioration in future operating results, adverse action by a regulator or a loss of key personnel. Determining the fair value requires the Company to use a degree of subjectivity. Washington First recognized approximately $2.6 million of goodwill as a part of the Millennium Transaction. No goodwill impairment was recognized for the three and six months ended June 30, 2015 and 2014.
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

Results of Operations

Table M1: Selected Performance Ratios
	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(dollars in thousands, except earnings per share)
Average total assets	$1,425,512	$1,256,503	$1,390,913	$1,210,423
Average shareholders' equity	135,853	112,984	135,765	111,475
Net income	2,767	2,430	5,557	4,038
Basic earnings per common share (1)	$0.28	$0.30	$0.57	$0.49
Fully diluted earnings per common share (1)	$0.28	$0.29	$0.57	$0.48
Return on average assets (2)	0.78%	0.78%	0.81%	0.67%
Return on average shareholders' equity (2)	8.17%	8.63%	8.25%	7.30%
Return on average common equity (2)	8.67%	10.05%	8.84%	8.50%
Average shareholders' equity to average total assets	9.53%	8.99%	9.76%	9.21%
Efficiency ratio	62.43%	64.24%	61.73%	68.21%
Dividend payout ratio	17.86%	13.33%	17.54%	16.33%
(1) Retroactively adjusted to reflect the effect of all stock dividends.
(2) Annualized.

Table M2: Net Interest Income and Margin
	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(dollars in thousands)
Net interest income	$13,172	$12,117	$25,478	$22,526
Yield on average interest-earning assets (1)	4.35%	4.51%	4.34%	4.39%
Rate on average interest-earning liabilities (1)	0.86%	0.82%	0.86%	0.81%
Net interest spread (1)	3.49%	3.69%	3.48%	3.58%
Net interest margin (1)	3.75%	3.93%	3.74%	3.81%
(1) Annualized.
The following tables provide information regarding interest-earning assets and funding for the three and six months ended June 30, 2015 and 2014. The balance of non-accruing loans is included in the average balance of loans presented, though the related income is accounted for on a cash basis. Therefore, as the balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly. The lower average rate on interest-bearing demand deposits, money market deposit accounts and savings accounts is consistent with general trends in average short-term rates during the periods presented. The downward trend in the average rate on time deposits reflects the maturity of older time deposits and the issuance of new time deposits at lower market rates.

Table M3: Average Balances, Interest Income and Expense and Average Yield and Rates - 3 Months
	For the Three Months Ended
	June 30, 2015			June 30, 2014
	Average Balance	Income/ Expense	Yield/ Rate (6)	Average Balance	Income/ Expense	Yield/ Rate (6)
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (1)	$1,127,847	$14,314	5.02%	$910,596	$12,993	5.64%
Investment securities - taxable	181,885	786	1.71%	166,625	729	1.73%
Investment securities - tax-exempt (2)	2,495	17	3.22%	5,861	39	3.31%
Other equity securities	5,581	56	4.02%	3,411	42	4.80%
Interest-bearing balances	6,649	11	0.66%	13,447	21	0.62%
Federal funds sold	63,845	68	0.43%	119,386	68	0.23%
Total interest earning assets	1,388,302	15,252	4.35%	1,219,326	13,892	4.51%
Non-interest earning assets:
Cash and due from banks	3,378			3,755
Premises and equipment	6,094			5,861
Other real estate owned	376			991
Other assets (3)	37,218			34,573
Less: allowance for loan losses	(9,856)			(8,003)
Total non-interest earning assets	37,210			37,177
Total Assets	$1,425,512			$1,256,503

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$105,712	$61	0.23%	$94,253	$48	0.20%
Money market deposit accounts	206,856	251	0.49%	218,346	265	0.49%
Savings accounts	124,738	212	0.68%	124,660	218	0.70%
Time deposits	411,645	994	0.97%	365,784	850	0.93%
Total interest-bearing deposits	848,951	1,518	0.72%	803,043	1,381	0.69%
FHLB advances	97,517	378	1.53%	46,056	212	1.82%
Other borrowings and long-term borrowings	17,907	184	4.07%	19,252	182	3.77%
Total interest-bearing liabilities	964,375	2,080	0.86%	868,351	1,775	0.82%
Non-interest-bearing liabilities:
Demand deposits	315,894			270,023
Other liabilities	9,390			5,145
Total non-interest-bearing liabilities	325,284			275,168
Total Liabilities	1,289,659			1,143,519
Shareholders’ Equity	135,853			112,984
Total Liabilities and Shareholders’ Equity	$1,425,512			$1,256,503

Interest Spread (4)			3.49%			3.69%
Net Interest Margin (2)(5)		$13,172	3.75%		$12,117	3.93%

(1)	Includes loans held for sale and loans placed on non-accrual status.

(2)	Interest income and yield are presented on a fully taxable equivalent basis using a federal statutory rate of 35 percent.

(3)	Includes intangibles, deferred tax asset, accrued interest receivable, bank-owned life insurance and other assets.

(4)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(5)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

(6)	Annualized income/expense is used for the yield/rate.

Table M4: Average Balances, Interest Income and Expense and Average Yield and Rates - 6 Months
	For the Six Months Ended
	June 30, 2015			June 30, 2014
	Average Balance	Income/ Expense	Yield/ Rate (6)	Average Balance	Income/ Expense	Yield/ Rate (6)
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (1)	$1,099,723	$27,754	5.02%	$886,006	$24,194	5.43%
Investment securities - taxable	174,584	1,502	1.71%	158,450	1,395	1.75%
Investment securities - tax-exempt (2)	2,779	36	3.21%	5,845	86	3.74%
Other equity securities	5,829	117	4.04%	3,532	70	3.91%
Interest-bearing balances	8,549	27	0.65%	11,226	34	0.62%
Federal funds sold	63,248	126	0.40%	109,570	126	0.23%
Total interest earning assets	1,354,712	29,562	4.34%	1,174,629	25,905	4.39%
Non-interest earning assets:
Cash and due from banks	3,173			3,709
Premises and equipment	6,136			5,764
Other real estate owned	369			1,177
Other assets (3)	36,131			33,406
Less: allowance for loan losses	(9,608)			(8,262)
Total non-interest earning assets	36,201			35,794
Total Assets	$1,390,913			$1,210,423

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$101,477	$118	0.23%	$90,404	$95	0.21%
Money market deposit accounts	208,964	505	0.49%	207,275	505	0.49%
Savings accounts	126,433	428	0.68%	120,283	449	0.75%
Time deposits	394,880	1,918	0.98%	360,958	1,554	0.87%
Total interest-bearing deposits	831,754	2,969	0.72%	778,920	2,603	0.67%
FHLB advances	101,495	749	1.47%	46,094	415	1.79%
Other borrowings and long-term borrowings	17,814	366	4.11%	18,649	361	3.88%
Total interest-bearing liabilities	951,063	4,084	0.86%	843,663	3,379	0.81%
Non-interest-bearing liabilities:
Demand deposits	295,561			250,174
Other liabilities	8,524			5,111
Total non-interest-bearing liabilities	304,085			255,285
Total Liabilities	1,255,148			1,098,948
Shareholders’ Equity	135,765			111,475
Total Liabilities and Shareholders’ Equity	$1,390,913			$1,210,423

Interest Spread (4)			3.48%			3.58%
Net Interest Margin (2)(5)		$25,478	3.74%		$22,526	3.81%

(1)	Includes loans held for sale and loans placed on non-accrual status.

(2)	Interest income and yield are presented on a fully taxable equivalent basis using a federal statutory rate of 35 percent.

(3)	Includes intangibles, deferred tax asset, accrued interest receivable, bank-owned life insurance and other assets.

(4)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(5)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

(6)	Annualized income/expense is used for the yield/rate.

The following tables set forth information regarding the changes in the components of WashingtonFirst’s net interest income for the periods indicated. For each category, information is provided for changes attributable to changes in volume (change in volume multiplied by old rate) and changes in rate (change in rate multiplied by old volume). Combined rate/volume variances, the third element of the calculation, are allocated based on their relative size. The decreases in income due to changes in rate reflect the reset of variable rate investments, variable rate deposit accounts and adjustable rate mortgages to lower rates and the acquisition of new lower yielding investments and loans, as described above. The increase in expense for the six months ended June 30, 2015 reflects the increased cost of funding due to higher interest rates prevailing in the debt markets. The increases due to changes in volume reflect the increase in on-balance sheet assets during the three and six months ended June 30, 2015 and 2014.

Table M5: Changes in Rate and Volume Analysis
	For the Three Months Ended June 30, 2015 Compared to Same Period 2014			For the Six Months Ended June 30, 2015 Compared to Same Period 2014
	(Decrease)/Increase Due to			(Decrease)/Increase Due to
	Rate	Volume	Total	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Loans	$(7,313)	$8,634	$1,321	$(4,685)	$8,245	$3,560
Investment securities - taxable	(53)	110	57	(84)	191	107
Investment securities - tax exempt	(1)	(21)	(22)	(11)	(39)	(50)
Other equity securities	(42)	56	14	1	46	47
Interest bearing balances	8	(18)	(10)	5	(12)	(7)
Federal funds sold	166	(166)	—	136	(136)	—
Total income from interest-earning assets	(7,235)	8,595	1,360	(4,638)	8,295	3,657
Expense from interest-bearing liabilities:
Interest-bearing deposits	59	78	137	192	174	366
FHLB Advances	(213)	379	166	(214)	548	334
Borrowed funds	57	(55)	2	41	(36)	5
Total expense from interest-bearing liabilities	(97)	402	305	19	686	705
Increase in net interest income	$(7,138)	$8,193	$1,055	$(4,657)	$7,609	$2,952
Interest Earning Assets
Average loan balances were $1.1 billion for the six months ended June 30, 2015, compared to $886.0 million for the six months ended June 30, 2014. The related interest income from loans was $27.8 million for the six months ended June 30, 2015 resulting in an average yield of 5.02 percent, compared to $24.2 million for the six months ended June 30, 2014, resulting in average yields of 5.43 percent. The decrease in average yield on loans reflects competitive pressure on loan pricing during the period (including the repricing of adjustable rate loans). Interest rates are established for classes of loans that include variable rates based on the prime rate as reported by The Wall Street Journal or other identifiable bases while others carry fixed rates with terms as long as 15 years. Most variable rate originations include minimum initial rates and/or floors.
Taxable investment securities balances averaged $174.6 million for the six months ended June 30, 2015, compared to $158.5 million for the same period 2014. Interest income generated on these investment securities for the six months ended June 30, 2015 totaled $1.5 million, or a 1.71 percent yield, compared to $1.4 million or a 1.75 percent yield for the same period 2014.
Tax-exempt investment securities balances averaged $2.8 million for the six months ended June 30, 2015, compared to $5.8 million for 2014. Interest income generated on these investment securities for the six months ended June 30, 2015 totaled $36,000, or a 3.21 percent yield, compared to $86,000 or a 3.74 percent for the same period 2014. The yield for tax-exempt securities has been presented as a fully taxable equivalent.
Other equity securities balances averaged $5.8 million for the six months ended June 30, 2015, compared to $3.5 million for the same period 2014. Interest income generated on these investment securities for the six months ended June 30, 2015 totaled $117,000, or a 4.04 percent yield, compared to $70,000 or a 3.91 percent for the same period 2014.
Interest-bearing balances averaged $8.5 million for the six months ended June 30, 2015, compared to $11.2 million, for the six month ended June 30, 2014. The increase in the average investment securities was primarily a result of shifting excess cash reserves into the investment portfolio. Interest income generated on these investment securities for the six months ended June 30, 2015 totaled $27,000, or a 0.65 percent yield, compared to $34,000 or a 0.62 percent for the same period 2014.

Short-term investments in federal funds sold averaged $63.2 million as of June 30, 2015, compared to $109.6 million for the six months ended June 30, 2014. Interest income generated on these assets for the six months ended June 30, 2015 totaled $0.1 million, or a 0.40 percent yield, compared to $0.1 million or a 0.23 percent yield for the same period 2014.
Interest Bearing Liabilities
Average interest-bearing deposits were $831.8 million for the six months ended June 30, 2015 compared to $778.9 million as of June 30, 2014. The increase in the average interest-bearing deposits as of June 30, 2015 compared to June 30, 2014 is the result of organic growth and acquisitions. The related interest expense from interest-bearing deposits was $3.0 million for the six months ended June 30, 2015, compared to $2.6 million for the six months ended June 30, 2014. The average rate on these deposits was 0.72 percent for the six months ended June 30, 2015, compared to 0.67 percent for the same period 2014. The increase in interest expense is primarily attributable to an increase in the average balance of interest bearing liabilities as well as changes in the mix of deposit funding.
FHLB advances averaged $101.5 million as of June 30, 2015, compared to $46.1 million as of June 30, 2014. Interest expense incurred on these borrowings for the six months ended June 30, 2015 totaled $0.7 million, or a 1.47 percent rate, compared to $0.4 million, or a 1.79 percent rate, for the six months ended June 30, 2014.
Other borrowings and long-term liabilities averaged $17.8 million for the six months ended June 30, 2015, compared to $18.6 million for the same period 2014. Interest expense incurred on these borrowings for the six months ended June 30, 2015 totaled $0.4 million, or a 4.11 percent rate, compared to $0.4 million, or a 3.88 percent rate for the six months ended June 30, 2014.
Provision for Loan Losses. During the three months ended June 30, 2015, WashingtonFirst recorded provisions to its allowance for loan losses of $0.9 million, charge-offs of $0.1 million and recoveries of $0.1 million, compared to provisions to its allowance for loan losses of $0.8 million, charge-offs of $0.4 million and recoveries of $0.1 million for the three months ended June 30, 2014. During the six months ended June 30, 2015, WashingtonFirst recorded provisions to its allowance for loan losses of $1.6 million, charge-offs of $0.3 million and recoveries of $0.1 million, compared to provisions to its allowance for loan losses of $1.3 million, charge-offs of $1.7 million and recoveries of $0.2 million for the six months ended June 30, 2014.
Service Charges on Deposit Accounts. Service charges on deposit accounts were $0.1 million for both the three months ended June 30, 2015 and 2014. For both the six months ended June 30, 2015 and 2014, service charges on deposit accounts were $0.2 million.
Earnings on Bank-Owned Life Insurance. Earnings on bank-owned life insurance were $0.1 million for both the three months ended June 30, 2015 and 2014. For both the six months ended June 30, 2015 and 2014, earnings on bank-owned life insurance were $0.2 million.
Gain on Sale of Other Real Estate Owned. During both the three and six months ended June 30, 2015, WashingtonFirst realized net gains of $0.1 million on sales of OREO properties, compared to $5,000 and $69,000 for the three and six months ended June 30, 2014. See Note 8 - Other Real Estate Owned for further details.
Gain on Sale of Loans, net. During the three and six months ended June 30, 2015, WashingtonFirst realized gains on the sale of loans of $0.1 million and $0.2 million, respectively. These gains are a result of the mortgage business.
Gain on Sale of Available-for-Sale Investment Securities. During the three and six months ended June 30, 2015, WashingtonFirst received proceeds of $12.3 million and 14.8 million, respectively, from the call or sale of securities from its available-for-sale investment portfolio resulting in net realized gains of $7,000 and $22,000, respectively.
Other Operating Income. During the three and six months ended June 30, 2015, WashingtonFirst recorded $0.2 million and $0.4 million, respectively, of other operating income compared to $0.1 million and $0.3 million, respectively, for the same period in 2014.
Compensation and Employee Benefits. Compensation and employee benefits were $4.6 million and $8.7 million for the three and six months ended June 30, 2015, respectively, compared to $4.5 million and $8.6 million, respectively, for the same periods in 2014.
Premises and Equipment. Premises and equipment expenses were $1.5 million and $3.0 million for the three and six months ended June 30, 2015, respectively, compared to $1.4 million and $2.9 million, respectively, for the same periods in 2014.
Data Processing. Data processing expenses were $0.9 million and $1.7 million for the three and six months ended June 30, 2015, respectively, compared to $0.7 million and $1.4 million, respectively, for the same periods in 2014. The increase in the first two quarters of 2015 compared to first two quarters of 2014 was primarily due to the increased size of the company as it continues to grow.
Professional Fees. Professional fees, which include legal, accounting and other professional services, were $0.3 million and $0.7 million for both the three and six months ended June 30, 2015 and 2014, respectively.

Other Operating Expenses. Other operating expenses were $1.0 million and $2.1 million for the three and six months ended June 30, 2015, respectively, compared to $1.1 million and $2.2 million during the same periods in 2014. See Note 19 - Other Operating Expenses for further details.
Provision for Income Taxes. Provision for income taxes were $1.6 million and $3.1 million for the three and six months ended June 30, 2015, respectively, compared to $1.3 million and $2.1 million during the same periods in 2014, resulting in effective tax rates of 35.72 percent and 34.48 percent, respectively.
Financial Condition
Total assets were $1.5 billion as of June 30, 2015, compared to $1.3 billion as of December 31, 2014. As of June 30, 2015, WashingtonFirst had $109.4 million of cash and cash equivalents, compared to $62.3 million as of December 31, 2014. As of June 30, 2015, WashingtonFirst had $193.7 million of investments, compared to $166.5 million as of December 31, 2014.
Total loans held for investment increased by $114.0 million (10.8 percent) from $1.06 billion as of December 31, 2014, to $1.17 billion as of June 30, 2015.
Total deposits increased $162.8 million (15.0 percent) from $1.1 billion as of December 31, 2014 to $1.2 billion as of June 30, 2015.
Total shareholders’ equity increase $0.6 million (0.5 percent) from $134.5 million as of December 31, 2014 to $135.2 million as of June 30, 2015. The increase in total shareholders’ equity during the six months end in 2015 is primarily the result of the redemption of $4.4 million of the outstanding shares of Series D Preferred Stock that had been issued through the Company’s participation in the Small Business Lending Fund program and the declaration of $1.0 million of cash dividends in the first six months of 2015. These decreases were partially offset by net income of $5.6 million, stock option exercises of $0.3 million and a $23,000 increase in accumulated other comprehensive income as a result of the change in fair value of it available-for-sale investment portfolio.
Loans Held for Sale
Loans in this category are originated by the Mortgage Division and comprised of residential mortgage loans extended to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loans. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans and servicing are sold concurrently. The Loans Held for Sale (“LHFS”) are closed in our name and carried on our books until the loan is delivered to and purchased by an investor, generally within fifteen to forty-five days. WashingtonFirst’s Mortgage Division was recently created and commenced production in the first quarter of 2014. As of June 30, 2015, loans held for sale totaled $0.8 million. The amount of loans held for sale outstanding at the end of any given month fluctuates with the volume of loans closed during the month and the timing of loans purchased by investors.
Loans Held for Investment
In its lending activities, WashingtonFirst seeks to develop relationships with clients whose business and individual banking needs will grow with WashingtonFirst. WashingtonFirst has made significant efforts to be responsive to the lending needs in the markets served, while maintaining sound asset quality and credit practices. WashingtonFirst extends credit to construction and development, residential real estate, commercial real estate, commercial and industrial and consumer borrowers in the normal course of business. The loans held for investment portfolio totaled $1.2 billion as of June 30, 2015, an increase of $115.3 million from the December 31, 2014 balance of $1.1 billion.

Table M6: Loans Held for Investment Portfolio by Loan Class
	June 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Construction and development	$195,242	16.5%	$156,241	14.7%
Commercial real estate	710,205	60.2%	650,051	61.0%
Residential real estate	132,218	11.2%	122,306	11.5%
Real estate loans	1,037,665	87.9%	928,598	87.2%
Commercial and industrial	133,650	11.3%	127,084	11.9%
Consumer	9,087	0.8%	9,376	0.9%
Total loans held for investment	$1,180,402	100.0%	$1,065,058	100.0%
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
Loans secured by various types of real estate, which includes construction and development loans, commercial real estate loans, and residential real estate loans, constitute the largest portion of total loans. Of that portion, commercial real estate loans represent the largest dollar exposure. Substantially all of these loans are secured by properties in the greater Washington, D.C. metropolitan area with the heaviest concentration in Northern Virginia. Risk is managed through diversification by sub-market, property type, and loan size, and by seeking loans with multiple sources of repayment. The average outstanding loan balance in this portfolio is $0.5 million as of June 30, 2015.
Construction and development loans represented 16.5 percent and 14.7 percent of the total loan portfolio as of June 30, 2015 and December 31, 2014, respectively. New originations in this segment are being underwritten in the context of current market conditions and are particularly focused in sub-markets which the Company believes to be relatively strong as compared to other markets in the region. Legacy loans, particularly in the land and speculative construction portion of this portfolio, have been largely converted to amortizing loans with regular principal and interest payments. WashingtonFirst expects any future reductions in its land and speculative construction exposure to be partially offset by increases in residential construction activities as market conditions improve.
Secured residential real estate loans represented 11.2 percent and 11.5 percent of total loans as of June 30, 2015 and December 31, 2014, respectively. In general, loans in these categories represent loans underwritten to customers who had or established a deposit relationship with the respective bank at the time the loan was originated. WashingtonFirst believes that its underwriting criteria reflect current market conditions.
The contractual maturity ranges or repricing schedules, as appropriate, of the loans in WashingtonFirst’s loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of June 30, 2015 are summarized in the following table:

Table M7: Loan Portfolio Maturity Schedule by Loan Class
	As of June 30, 2015
	One Year or Less	One to Five Years	Over Five Years	Total
	(in thousands)
Construction and development	$102,402	$67,208	$25,632	$195,242
Commercial real estate	87,574	261,974	360,657	710,205
Residential real estate	7,999	21,048	103,171	132,218
Commercial and industrial	61,892	50,169	21,589	133,650
Consumer	1,150	6,279	1,658	9,087
Total loans	$261,017	$406,678	$512,707	$1,180,402

Loans with a predetermined interest rate	$54,457	$271,016	$93,451	$418,924
Loans with a floating or adjustable interest rate	206,560	135,662	419,256	761,478
Total loans	$261,017	$406,678	$512,707	$1,180,402
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

Table M8: Held for Investment Loan Portfolio by Risk Rating and Loan Class
	As of June 30, 2015
Internal risk rating grades	Pass	Pass Watch	Special Mention	Substandard	Total
Risk rating number	1 to 5	6	7	8
	(in thousands)
Construction and development	$193,680	$1,334	$—	$228	$195,242
Commercial real estate	689,360	6,321	8,053	6,471	710,205
Residential real estate	126,959	3,434	745	1,080	132,218
Commercial and industrial	123,851	4,318	3,612	1,869	133,650
Consumer	8,710	118	—	259	9,087
Balance at end of period	$1,142,560	$15,525	$12,410	$9,907	$1,180,402
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
When payments are 90 days or more in arrears or when WashingtonFirst determines that it is no longer prudent to recognize current interest income on a loan, WashingtonFirst classifies the loan as non-accrual. Non-accrual loans decreased from $8.7 million as of December 31, 2014 to $5.9 million as of June 30, 2015. From time to time, a loan may be past due 90 days or more but is well secured and in the process of collection and thus warrants remaining on accrual status. There were $0.1 million loans past due more than 90 days that were still accruing as of June 30, 2015 and no loans past due more than 90 days that were still accruing as of December 31, 2014

Table M9: Loan Portfolio Aging and Non-Accrual Loans by Loan Class
	As of June 30, 2015
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non- Accrual	Total Past Due	Total Loans
	(in thousands)
Construction and development	$195,014	$—	$—	$—	$228	$228	$195,242
Commercial real estate	703,007	4,100	—	—	3,098	7,198	710,205
Residential real estate	130,599	514	—	—	1,105	1,619	132,218
Commercial and industrial	132,186	151	89	—	1,224	1,464	133,650
Consumer	8,709	—	—	113	265	378	9,087
Balance at end of period	$1,169,515	$4,765	$89	$113	$5,920	$10,887	$1,180,402

	As of December 31, 2014
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	Total Past Due	Total Loans
	(in thousands)
Construction and development	$155,414	$—	$586	$241	$827	$156,241
Commercial real estate	641,292	201	2,911	5,647	8,759	650,051
Residential real estate	119,855	598	—	1,853	2,451	122,306
Commercial and industrial	124,591	857	683	953	2,493	127,084
Consumer	9,112	264	—	—	264	9,376
Balance at end of period	$1,050,264	$1,920	$4,180	$8,694	$14,794	$1,065,058

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
The allowance for loan losses was $10.6 million as of June 30, 2015, or approximately 0.90 percent of outstanding loans held for investment, compared to $9.3 million or approximately 0.87 percent of outstanding loans held for investment as of December 31, 2014, and $8.3 million or approximately 0.88 percent of loans outstanding as of June 30, 2014.
WashingtonFirst has allocated $2.7 million as of June 30, 2015 for specific loans evaluated individually for impairment. For the three months ended June 30, 2015, WashingtonFirst recorded $0.9 million in provisions for loan losses, $(0.1) million in charge-offs and $55,000 in recoveries, compared to $0.8 million in provision for loans losses, $0.4 million in charge-off and $0.1 million in recoveries for the three months ended June 30, 2014. For the six months ended June 30, 2015, WashingtonFirst recorded $1.6 million in provisions for loan losses, $0.3 million in charge-offs and $106,000 in recoveries, compared to $1.3 million in provision for loans losses, $1.7 million in charge-off and $0.2 million in recoveries for the six months ended June 30, 2014.
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
Of the Bank’s $1.2 billion in gross loans outstanding as of June 30, 2015, approximately $107.6 million or 9.1 percent were recorded on the books at fair value in connection with the acquisition of Alliance and the Millennium Transaction and have an aggregate discount on the books of $5.2 million as of June 30, 2015. This discount is a net amount consisting of credit-related mark-downs of $5.5 million, yield-related mark-downs of $1.3 million and yield-related mark-ups of $1.6 million.
The adjustment required to reconcile GAAP allowance for loan losses with WashingtonFirst’s non-GAAP adjusted allowance for loan losses and adjusted allowance for loan losses to total loans ratios is the addition of the credit purchase accounting marks on purchased loans in the portfolio. Loans that were acquired under the purchase accounting method are carried at book value with certain accounting marks set up on them at the time of purchase. These accounting marks can be pricing marks or credit marks. Pricing marks account for the difference in current interest rates and the interest rate on the loan being acquired, and may be either positive or negative. Credit marks may only be negative and are similar to an allowance for loans losses based on credit quality. Therefore, in determining the adjusted allowance for loan losses and related ratio, the credit mark component is added to the allowance for loan losses and to the total loans held for investment. Below is a reconciliation of the allowance for loan losses and related ratios to the non-GAAP adjusted allowance for loan losses and related ratios as of June 30, 2015 and December 31, 2014:

Table M10: Reconciliation of GAAP Allowance Ratio to Non-GAAP Allowance Ratio
	June 30, 2015	December 31, 2014
	(dollars in thousands)
GAAP allowance for loan losses	$10,626	$9,257
GAAP loans held for investment, at amortized cost	1,180,402	1,065,058

GAAP allowance for loan losses to total loans	0.90%	0.87%

GAAP allowance for loan losses	$10,626	$9,257
Plus: Credit purchase accounting marks	5,549	6,336
Non-GAAP adjusted allowance for loan losses	$16,175	$15,593

GAAP loans held for investment, at amortized cost	$1,180,402	$1,065,058
Plus: Credit purchase accounting marks	5,549	6,336
Non-GAAP loans held for investment, at amortized cost	$1,185,951	$1,071,394

Non-GAAP adjusted allowance for loan losses to total loans	1.36%	1.46%

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

Table M11: Analysis of the Allowance for Loan Losses
	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(dollars in thousands)
Balance at beginning of period	$9,855	$7,881	$9,257	$8,534
Provision for loan losses	850	760	1,550	1,305
Charge-offs:
Construction and development	—	(100)	—	(100)
Commercial real estate	(10)	(210)	(138)	(791)
Residential real estate	(118)	(153)	(143)	(541)
Commercial and industrial	—	—	—	(70)
Consumer loans	(6)	42	(6)	(232)
Total charge-offs	(134)	(421)	(287)	(1,734)
Recoveries:
Construction and development	—	—
Commercial real estate	—	1	—	102
Residential real estate	48	108	89	119
Commercial and industrial	6	3	15	6
Consumer	1	—	2	—
Total recoveries	55	112	106	227
Net charge-offs	(79)	(309)	(181)	(1,507)
Balance at end of period	$10,626	$8,332	$10,626	$8,332

Allowance for loan losses to total loans	0.90%	0.88%	0.90%	0.88%
Non-GAAP adjusted allowance for loan losses to total loans	1.36%	1.92%	1.36%	1.92%
Allowance for loan losses to non-accrual loans	179.49%	90.38%	179.49%	90.38%
Allowance for loan losses to non-performing assets	99.44%	69.68%	99.44%	69.68%
Non-performing assets to total assets	0.70%	0.86%	0.70%	0.86%
Net charge-offs to average loans (1)	0.03%	0.14%	0.03%	0.34%
(1) Annualized.

Table M12: Changes in Allowance for Loan Losses by Loan Class
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$1,461	$5,585	$1,286	$1,497	$26	$9,855
Provision for loan losses	189	41	74	545	1	850
Charge-offs	—	(10)	(118)	—	(6)	(134)
Recoveries	—	—	48	6	1	55
Ending Balance	$1,650	$5,616	$1,290	$2,048	$22	$10,626

For the Six Months Ended:
Beginning Balance	$1,028	$5,674	$920	$1,612	$23	$9,257
Provision for loan losses	622	80	424	421	3	1,550
Charge-offs	—	(138)	(143)	—	(6)	(287)
Recoveries	—	—	89	15	2	106
Ending Balance	$1,650	$5,616	$1,290	$2,048	$22	$10,626

Table M13: Loans Held for Investment and Related Allowance for Loan Losses by Impairment Method and Loan Class
	As of June 30, 2015
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Ending Balance:
Evaluated collectively for impairment	$195,014	$694,031	$128,309	$127,311	$8,715	$1,153,380
Evaluated individually for impairment	228	16,174	3,909	6,339	372	27,022
	$195,242	$710,205	$132,218	$133,650	$9,087	$1,180,402

Allowance for Losses:
Evaluated collectively for impairment	$1,618	$4,703	$713	$904	$21	$7,959
Evaluated individually for impairment	32	913	577	1,144	1	2,667
	$1,650	$5,616	$1,290	$2,048	$22	$10,626
The following tables show the allocation of the allowance for loan losses among various categories of loans and certain other information as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any loan category.

Table M14: Allocation of Allowance for Loan Losses by Loan Class
	June 30, 2015		December 31, 2014
	Amount	% Total	Amount	% Total
	(dollars in thousands)
Construction and development	$1,650	15.5%	$1,028	11.1%
Commercial real estate	5,616	52.9%	5,674	61.4%
Residential real estate	1,290	12.1%	920	9.9%
Commercial and industrial	2,048	19.3%	1,612	17.4%
Consumer	22	0.2%	23	0.2%
Total allowance for loan losses	$10,626	100.0%	$9,257	100.0%

Non-performing Assets
As of June 30, 2015, WashingtonFirst had $10.7 million of non-performing assets compared to $11.2 million as of December 31, 2014, a decrease of $0.5 million. The ratio of non-performing assets to total assets decreased to 0.70 percent as of June 30, 2015 from 0.84 percent as of December 31, 2014, a 14 basis point decrease. The ratio of non-performing assets to total assets as of June 30, 2015 fell below WashingtonFirst’s historical trends primarily due to management’s efforts to resolve non-performing loans and dispose of OREO properties acquired in recent transactions.

Table M15: Non-Performing Assets
	June 30, 2015	December 31, 2014
	(dollars in thousands)
Non-accrual loans	$5,920	$8,694
90+ days still accruing	113	—
Troubled debt restructurings still accruing	4,362	2,151
Other real estate owned	291	361
Total non-performing assets	$10,686	$11,206
Non-performing assets to total assets	0.70%	0.84%
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
As of June 30, 2015, there was $5.9 million in loans on non-accrual status compared to $8.7 million as of December 31, 2014. The $5.9 million non-accrual loan balance consists primarily of loans secured by commercial real estate. The specific allowance for impaired loans was $2.7 million as of both June 30, 2015 and December 31, 2014.
Other Real Estate Owned (OREO). As of June 30, 2015, WashingtonFirst had $0.3 million classified as other real estate owned (“OREO”) on the balance sheet, compared to $0.9 million as of June 30, 2014. During the six months ended June 30, 2015, WashingtonFirst sold one OREO property collecting cash proceeds of $0.3 million and realizing net gains of $0.1 million. Comparatively, during the six months ended June 30, 2014, WashingtonFirst sold four OREO properties collecting cash proceeds of $0.5 million and realizing net gains of $0.1 million.

Table M16: Changes in Other Real Estate Owned
	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in thousands)
Balance at beginning of period	$451	$1,016	$361	$1,463
Properties acquired at foreclosure	—	—	90	—
Sales of foreclosed properties	(160)	—	(160)	(384)
Valuation adjustments	—	(127)	—	(190)
Balance at end of period	$291	$889	$291	$889
Investment Securities - Available-for-sale
WashingtonFirst actively manages its portfolio duration and composition in response to changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are pledged as collateral for certain borrowing transactions, public funds and repurchase agreements. The total fair value of the amount of the investment securities accounted for under available-for-sale accounting was $193.7 million as of June 30, 2015 compared to $166.5 million as of December 31, 2014. The increase is primarily attributable to additional purchases of investment securities in excess of amounts that matured during the course of the year in order to increase the proportion of investments on the balance sheet and to increase interest income.

Table M17: Available-for-Sale Investment Securities Summary
	June 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(dollars in thousands)
U.S. Treasuries	$4,544	2.3%	$3,014	1.8%
U.S. Government agencies	79,661	41.1%	51,864	31.1%
Mortgage-backed securities	55,119	28.5%	50,792	30.5%
Collateralized mortgage obligations	39,966	20.6%	44,815	26.9%
Taxable state and municipal securities	11,973	6.2%	12,754	7.7%
Tax-exempt state and municipal securities	2,476	1.3%	3,269	2.0%
Total available-for-sale investment securities	$193,739	100.0%	$166,508	100.0%
The investment portfolio contains U.S. Treasury securities; U.S. Government agency securities; collateralized mortgage obligations (“CMOs”) and mortgage backed securities (“MBS”) backed by residential mortgages guaranteed by the US Government, FNMA or FHLMC; and municipal securities. When prepayments on various CMOs and MBS instruments occur at a faster rate than anticipated, premium amortization increases which adversely impacts the portfolio yield. As of June 30, 2015, U.S. Government and agency securities represented $84.2 million or 43.5 percent of the portfolio, while CMOs and MBS were $95.1 million, or 49.0 percent of the portfolio, and municipal securities were $14.4 million, or 7.5 percent of the portfolio.
The yield on the taxable available-for-sale investment securities portfolio for both the three and six months ended June 30, 2015 was 1.71 percent, compared to 1.73 percent and 1.75 percent, respectively, for the three and six months ended June 30, 2014. The tax equivalent yield on the tax-exempt available-for-sale investment securities portfolio for the three and six months ended June 30, 2015 was 3.22 percent and 3.21 percent, respectively, compared to 3.31 percent and 3.74 percent for the three and six months ended June 30, 2014.
The amortized cost, fair value and yield of investments by remaining contractual maturity for available-for-sale investment securities as of June 30, 2015 are set forth below. Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

Table M18: Available-for-Sale Investment Securities Contractual Maturity
	As of June 30, 2015
	Amortized Cost	Fair Value	Weighted-Average Yield
	(in thousands)
Due within one year	$1,599	$1,618	2.82%
Due after one year through five years	83,261	83,981	1.69%
Due after five years through ten years	32,581	32,736	1.93%
Due after ten years	75,587	75,404	1.91%
Total available-for-sale investment securities	$193,028	$193,739	1.83%
Restricted Stocks
WashingtonFirst’s securities portfolio contains restricted stock investments that are required to be held as part of its banking operations. These include stock of the FHLB, Atlantic Central Bankers Bank (“ACBB”) and Community Bankers Bank (“CBB”).

Table M19: Composition of Restricted Stocks
	June 30, 2015	December 31, 2014
	(in thousands)
FHLB stock	$5,665	$4,869
ACBB	100	100
CBB	256	256
Total other equity securities	$6,021	$5,225
Deposits
WashingtonFirst seeks deposits within its market area by offering high-quality customer service, using technology to deliver deposit services effectively and paying competitive interest rates.

As of June 30, 2015, the deposit portfolio totaled $1.2 billion, comprising of $386.0 million of non-interest bearing deposits and $862.9 million of interest bearing deposits. Total deposits increased $162.8 million (15.0 percent) from $1.1 billion as of December 31, 2014 to $1.2 billion as of June 30, 2015. As of December 31, 2014, the deposit portfolio totaled $1.1 billion, which was composed of $278.1 million of non-interest bearing deposits and $808.0 million of interest bearing deposits.
The average balance of interest bearing deposits for the three and six months ended June 30, 2015 was $849.0 million and $831.8 million, respectively, compared to $803.0 million and $778.9 million for the three and six months ended June 30, 2014, respectively. The increase in the average interest-bearing deposits in the second quarter 2015 is the result of organic growth and acquisitions. The related interest expense from interest-bearing deposits was $1.5 million and $3.0 million for the three and six months ended June 30, 2015, respectively, compared to $1.4 million and $2.6 million for the three and six months ended June 30, 2014. The average rate on these deposits was 0.72 percent and 0.72 percent for the three and six months ended June 30, 2015, compared to 0.69 percent and 0.67 percent for the three and six months ended June 30, 2014. The increase in interest expense is primarily attributable to an increase in the average balance of interest bearing liabilities as well as changes in the mix of deposit funding.
Average non-interest bearing deposits for the three and six months ended June 30, 2015 were $315.9 million and $295.6 million, respectively, compared to $270.0 million and $250.2 million for the three and six months ended June 30, 2014. The increase in the average non-interest-bearing deposits in the second quarter 2015, compared to the same period in 2014, is the result of organic growth and acquisitions.

Table M20: Certificates of Deposit Greater Than or Equal to $100,000 by Maturity
	June 30, 2015	December 31, 2014
	(in thousands)
Three months or less	$53,827	$49,637
Three through six months	47,506	33,056
Six through twelve months	126,742	71,438
Over twelve months	104,535	116,718
Total certificates of deposit greater than or equal to $100,000	$332,610	$270,849
Other Borrowings
Other borrowings consist of customer repurchase agreements which are standard commercial bank transactions that involve a WashingtonFirst customer instead of a wholesale bank or broker. This product is an accommodation to commercial customers and individuals that require safety for their funds beyond the FDIC deposit insurance limits. WashingtonFirst believes this product offers it a stable source of financing at a reasonable market rate of interest and is continuing the program. As of June 30, 2015, WashingtonFirst had $11.6 million of customer repurchase agreements, compared to $8.2 million as of December 31, 2014.
FHLB Advances
The FHLB is a significant source of funding for WashingtonFirst. WashingtonFirst augments its funding portfolio with FHLB advances for both liquidity and interest rate management. The book value as of June 30, 2015 and December 31, 2014 contains a $2.8 million and $3.0 million purchase price adjustment, respectively, associated with the advance acquired in the Alliance acquisition mentioned above and is being amortized over the life of the advance. Advances are secured by a lien on certain loans and securities of WashingtonFirst Bank that are pledged from time to time.

Table M21: Composition of FHLB Advances
	June 30, 2015	December 31, 2014
	(dollars in thousands)
As of period ended:
FHLB advances	$105,067	$83,054
FHLB purchase accounting mark	2,751	2,993
FHLB total	$107,818	$86,047
Weighted average outstanding effective interest rate	1.37%	1.58%

Table M22: FHLB Advances Average Balances
	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(dollars in thousands)
Averages for the period:
FHLB advances	$97,517	$46,056	$101,495	$46,094
Average effective interest rate paid during the period	1.53%	1.82%	1.47%	1.79%
Maximum month-end balance outstanding	$107,834	$53,236	$125,926	$53,236
Long-term Borrowings

Table M23: Long-term Borrowings Detail
	June 30, 2015	December 31, 2014
	(in thousands)
Subordinated debt	$2,298	$2,281
Trust preferred capital notes	7,814	7,746
Long-term borrowings	$10,112	$10,027
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
On June 30, 2003, Alliance invested $0.3 million as common equity into a wholly-owned Delaware statutory business trust (the “Trust”). Simultaneously, the Trust privately issued $10.0 million face amount of thirty-year floating rate trust preferred capital securities (the “Trust Preferred Capital Notes”) in a pooled trust preferred capital securities offering. The Trust used the offering proceeds, plus the equity, to purchase $10.3 million principal amount of Alliances’ floating rate junior subordinated debentures due 2033 (the “Subordinated Debentures”). Both the Trust Preferred Capital Notes and the Subordinated Debentures are callable at any time, without penalty. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15 percent subject to quarterly interest rate adjustments. The interest rates as of June 30, 2015 and December 31, 2014 were 3.44 percent and 3.39 percent, respectively. The Trust Preferred Capital Notes are guaranteed by WashingtonFirst on a subordinated basis, and were recorded on WashingtonFirst’s books at the time of the Alliance acquisition at a discounted amount of $7.5 million, which was the fair value of the instruments at the time of the acquisition. The $2.5 million discount is being expensed monthly over the life of the obligation.
Under the indenture governing the Trust Preferred Capital Notes, WashingtonFirst has the right to defer payments of interest for up to twenty consecutive quarterly periods. The interest deferred under the indenture compounds quarterly at the interest rate then in effect. WashingtonFirst is not currently deferring the interest payments.
All or a portion of the Trust Preferred Capital Notes may be included as Tier 1 Capital in the regulatory computation of capital adequacy. Under current regulatory guidelines, the Trust Preferred Capital Notes may constitute no more than 25 percent of total Tier 1 Capital. Any amount not eligible to be counted as Tier 1 Capital is considered to be Tier 2 Capital. As of June 30, 2015 and December 31, 2014, the entire amount of Trust Preferred Capital Notes was considered Tier 1 Capital.
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
As of June 30, 2015 and December 31, 2014, WashingtonFirst Bank had $13.7 million and $10.4 million, respectively, of capital in excess of the amount needed to meet the regulatory minimum Tier 1 leverage ratio required to be considered “well capitalized”.

WashingtonFirst elected to participate in the SBLF program, and on August 4, 2011, WashingtonFirst issued and sold to the U.S. Treasury 17,796 shares of Series D Preferred Stock for an aggregate purchase price of $17.8 million in cash. In 2014, WashingtonFirst redeemed 25 percent ($(4.4) million) of the $17.8 million outstanding shares of Series D Preferred Stock that had been issued through the Company’s participation in the SBLF program. In the first quarter 2015, WashingtonFirst redeemed an additional 25 percent ($4.4 million) of the $17.8 million outstanding shares of Series D Preferred Stock that had been issued through the Company’s participation in the SBLF program.
Total shareholders’ equity increased $0.6 million (0.5 percent) from $134.5 million as of December 31, 2014 to $135.2 million as of June 30, 2015. The increase in total shareholders’ equity in the second quarter 2015 is primarily the result of the redemption of $4.4 million of the outstanding shares of Series D Preferred Stock that had been issued through the Company’s participation in the Small Business Lending Fund program and the declaration of $1.0 million of cash dividends in the first six months 2015. These increases were partially offset by net income of $5.6 million, stock option exercises of $0.3 million and a $23,000 increase in accumulated other comprehensive income as a result of the change in fair value of it available-for-sale investment portfolio.

Table M24: Capital Categories, Capital Ratios and Minimum Capital Ratios Required by Bank Regulators
	June 30, 2015	December 31, 2014
	(in thousands)
Tier 1 Capital:
Common stock	$95	$95
Capital surplus	113,384	112,887
Accumulated earnings	12,321	7,775
Less: disallowed assets	(9,684)	(6,894)
Total Common Equity Tier 1 Capital (1)	116,116	113,863

Add: Preferred Stock	8,898	13,347
Add: Trust preferred	7,814	7,746
Total Tier 1 Capital	$132,828	$134,956

Tier 2 Capital:
Qualifying allowance for loan losses	10,626	9,257
Qualifying subordinated debt	2,500	2,500
Total Tier 2 Capital	$13,126	$11,757

Total risk-based capital	$145,954	$146,713
Risk weighted assets	1,279,195	1,111,426
Qualifying quarterly average assets	1,425,203	1,319,030
(1) Common equity tier 1 ratio conforms to the regulatory standards of Basel III that took effect on March 31, 2015, and thus do not apply to prior periods.

Table M25: Capital Ratios and Regulatory Requirements Summary
			To Be Well Capitalized Under Prompt Corrective Action Provisions	For Minimum Capital Adequacy Requirements
	June 30, 2015	December 31, 2014
Capital Ratios:
Total risk-based capital ratio	11.41%	13.20%	10.00%	8.00%
Tier 1 risk-based capital ratio	10.38%	12.14%	8.00%	6.00%
CET 1 risk-based capital ratio (1)	9.08%	n/a	6.50%	4.50%
Tier 1 leverage ratio	9.32%	10.23%	5.00%	4.00%
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
As of June 30, 2015, WashingtonFirst had $109.4 million in cash and cash equivalents to support the business activities and deposit flows of its clients. WashingtonFirst maintains credit lines at the FHLB and other correspondent banks. As of June 30, 2015, WashingtonFirst had a total credit line of $287.3 million with the FHLB with an unused portion of $182.2 million. Borrowings with the FHLB have certain collateral requirements and are subject to disbursement approval by the FHLB. As of June 30, 2015, WashingtonFirst also had $103.5 million in unsecured borrowing capacity from correspondent banks. As of June 30, 2015, WashingtonFirst did not have any outstanding borrowings from its correspondent banks. All borrowings from correspondent banks are subject to disbursement approval. In addition to the borrowing capacity described above, WashingtonFirst may sell investment securities, loans and other assets to generate additional liquidity. Management believes that it has sufficient liquidity to protect depositors, provide for business growth and comply with regulatory requirements.
Concentrations
Substantially all of WashingtonFirst’s loans, commitments and standby letters of credit have been granted to customers located in the greater Washington, D.C. metropolitan area. WashingtonFirst’s overall business includes a significant focus on commercial and residential real estate activities. As of June 30, 2015, commercial real estate loans were 60.2 percent of the total loan portfolio, construction and development loans were 16.5 percent of the total loan portfolio and residential real estate loans were 11.2 percent of the total loan portfolio.
The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. As of June 30, 2015, WashingtonFirst’s total reported loans for construction, land development, and other land acquisitions represented 148.8 percent of total risk based capital. Additionally, as of June 30, 2015, WashingtonFirst’s total commercial real estate loans represented 543.2 percent of total risk based capital.
See “Item 1A. Risk Factors – Risks Associated With WashingtonFirst’s Business – WashingtonFirst’s profitability depends significantly on local economic conditions” and “Item 1A. Risk Factors” – Risks Associated With WashingtonFirst’s Business – WashingtonFirst’s loan portfolios have significant real estate concentration” in WashingtonFirst’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 16, 2015 for more information regarding risks.
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
The board of directors has established interest rate risk limits in its ALCO policy for static gap analysis and both NII and EVE. WashingtonFirst engages an outside consulting firm to assist in modeling its short-term and long-term interest rate risk profile. On a periodic basis, management reports to ALCO and the board of directors on WashingtonFirst’s interest rate risk profile and expectations of changes in the profiles based on certain interest rate shocks. The Company believes its strategies are prudent and is within its policy guidelines as of June 30, 2015.
The interest rate risk model results for June 30, 2015 and December 31, 2014 are shown in the table below based on an immediate shift in market interest rates and a static balance sheet. The percentage change indicates what the Company would expect NII and EVE to change over the next twelve months under various interest rate shock scenarios:

	Percentage Change in NII and EVE from Base Case
Interest	June 30, 2015		December 31, 2014
Rate Shocks	NII	EVE	NII	EVE
+400 bp	10.0%	5.8%	4.9%	0.9%
+300 bp	9.5%	5.6%	6.3%	2.3%
+200 bp	6.7%	5.7%	4.9%	3.7%
+100 bp	2.4%	3.4%	1.6%	2.5%
-100 bp	3.8%	(1.4)%	4.3%	(0.8)%
-200 bp	3.1%	(7.0)%	3.6%	(6.1)%
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
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s periodic filings under the Exchange Act, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management on a timely basis to allow decisions regarding required disclosure. Management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2015. Based on management’s assessment, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.

(b)	Changes in Internal Control Over Financial Reporting.
There were no changes in WashingtonFirst’s internal control over financial reporting during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, WashingtonFirst’s internal control over financial reporting.

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

2.4
Agreement and Plan of Reorganization by and among WashingtonFirst Bankshares, Inc., 1st Portfolio Holding Corporation, and John Oswald, solely in his capacity as the FP Representative, dated as of May 13, 2015
(incorporated by reference herein to Exhibit 2.1 to Form 8-K filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on May 19, 2015 (File No. 001-35768)).

*	31.1
Certification of Registrants’ principal executive officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

*	31.2
Certification of Registrants’ principal financial officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

*	32.1
Certification of Registrant’s principal executive officer and principal financial officer relating to the Registrant’s Quarterly Report of Form 10-Q for the quarterly period ended June 30, 2015, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

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

WASHINGTONFIRST BANKSHARES, INC.
(Registrant)

	/s/ Shaza Andersen	August 7, 2015
By:	Shaza L. Andersen	Date
President & Chief Executive Officer
(Principal Executive Officer)

	/s/ Matthew R. Johnson	August 7, 2015
By:	Matthew R. Johnson	Date
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)