Form 10-Q
period 2015-09-30
WashingtonFirst Bankshares, Inc.
filed 2015-11-09
CIK 1476264

As filed with the Securities and Exchange Commission on November 9, 2015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
or

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
Yes    ☐        No    ☒
As of November 2, 2015, the registrant had outstanding 8,700,759 shares of voting common stock and 1,817,842 shares of non-voting common stock.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
WashingtonFirst Bankshares, Inc.
Consolidated Balance Sheets
(unaudited)

	September 30, 2015	December 31, 2014
	(in thousands)
Assets:
Cash and cash equivalents:
Cash and due from bank balances	$3,973	$3,396
Federal funds sold	60,092	46,876
Interest bearing deposits	—	12,034
Cash and cash equivalents	64,065	62,306
Investment securities, available-for-sale, at fair value	201,150	166,508
Restricted stocks	5,694	5,225
Loans held for sale, at lower of cost or fair value	28,495	1,068
Loans held for investment:
Loans held for investment, at amortized cost	1,256,303	1,065,058
Allowance for loan losses	(11,573)	(9,257)
Total loans held for investment, net of allowance	1,244,730	1,055,801
Premises and equipment, net	7,044	6,198
Goodwill	11,450	6,240
Identifiable intangibles	1,955	654
Deferred tax asset	10,542	9,586
Accrued interest receivable	4,283	3,852
Other real estate owned	109	361
Bank-owned life insurance	13,428	13,147
Other assets	5,944	4,364
Total Assets	$1,598,889	$1,335,310
Liabilities and Shareholders' Equity:
Liabilities:
Non-interest bearing deposits	$356,270	$278,051
Interest bearing deposits	953,715	808,012
Total deposits	1,309,985	1,086,063
Other borrowings	8,407	8,237
FHLB advances	99,952	86,047
Long-term borrowings	10,156	10,027
Deferred tax liability	3,696	1,920
Accrued interest payable	706	548
Other liabilities	11,428	7,930
Total Liabilities	1,444,330	1,200,772
Shareholders' Equity:
Preferred stock:
Series D, $5.00 par value, 8,898 and 13,347 shares issued and outstanding, respectively, 1% dividend	44	67
Additional paid-in capital - preferred	8,854	13,280
Common stock:
Common Stock Voting, $0.01 par value, 50,000,000 shares authorized, 8,700,759 and 7,747,795 shares issued and outstanding, respectively	86	77
Common Stock Non-Voting, $0.01 par value, 10,000,000 shares authorized, 1,817,842 and 1,817,842 shares issued and outstanding, respectively	18	18
Additional paid-in capital - common	129,258	112,887
Accumulated earnings	14,931	7,775
Accumulated other comprehensive income related to available-for-sale securities	1,368	434
Total Shareholders' Equity	154,559	134,538
Total Liabilities and Shareholders' Equity	$1,598,889	$1,335,310
See accompanying notes to unaudited consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Income
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$15,504	$13,464	$43,258	$37,658
Interest and dividends on investments:
Taxable	832	727	2,334	2,122
Tax-exempt	15	26	51	112
Dividends on other equity securities	69	36	186	106
Interest on Federal funds sold and other short-term investments	42	89	195	249
Total interest and dividend income	16,462	14,342	46,024	40,247
Interest expense:
Interest on deposits	1,653	1,412	4,622	4,015
Interest on borrowings	647	466	1,762	1,242
Total interest expense	2,300	1,878	6,384	5,257
Net interest income	14,162	12,464	39,640	34,990
Provision for loan losses	925	900	2,475	2,205
Net interest income after provision for loan losses	13,237	11,564	37,165	32,785
Non-interest income:
Service charges on deposit accounts	106	120	337	352
Earnings on bank-owned life insurance	92	98	281	266
Gain on sale of other real estate owned, net	14	—	131	69
Gain on sale of loans, net	2,017	168	2,183	241
Mortgage banking activities	289	—	289	—
Wealth management income	268	—	268	—
(Loss)/gain on sale of available-for-sale investment securities, net	(12)	22	10	166
Other operating income	148	143	586	425
Total non-interest income	2,922	551	4,085	1,519
Non-interest expense:
Compensation and employee benefits	6,803	4,793	15,506	13,390
Premises and equipment	1,641	1,417	4,630	4,342
Data processing	879	774	2,615	2,174
Professional fees	260	355	923	1,090
Merger expenses	313	—	554	186
Mortgage loan processing expenses	109	—	109	—
Other operating expenses	1,224	1,112	3,338	3,295
Total non-interest expense	11,229	8,451	27,675	24,477
Income before provision for income taxes	4,930	3,664	13,575	9,827
Provision for income taxes	1,774	833	4,862	2,958
Net income	3,156	2,831	8,713	6,869
Preferred stock dividends	(22)	(39)	(73)	(128)
Net income available to common shareholders	$3,134	$2,792	$8,640	$6,741

Earnings per common share:
Basic earnings per common share (1)	$0.31	$0.34	$0.88	$0.83
Diluted earnings per common share (1)	$0.31	$0.33	$0.87	$0.81
(1) Retroactively adjusted for the nine months ended September 30, 2014 to reflect the effect of all stock dividends.
See accompanying notes to unaudited consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands)
Net income	$3,156	$2,831	$8,713	$6,869
Other comprehensive income, net of tax:
Net unrealized holding gains/(losses), net of tax expense/(benefit) (1)	903	(384)	940	1,420
Reclassification adjustment for realized losses/(gains)	8	(17)	(6)	(116)
Net change from available-for-sale securities	911	(401)	934	1,304
Comprehensive income	$4,067	$2,430	$9,647	$8,173

(1) Unrealized gains/(losses) on available for sale securities is shown net of income tax expense of $0.5 million for both the three and nine months ended September 30, 2015, respectively, compared to net of income tax benefits of $0.1 million and income tax expense of $0.6 million for the three and nine months ended September 30, 2014, respectively.

 See accompanying notes to unaudited consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(unaudited)

	For the Nine Months Ended
	September 30, 2015		September 30, 2014
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Preferred stock:
Balance, beginning of period	13,347	$67	17,796	$89
Redemption of preferred stock	(4,449)	(23)	(4,449)	(22)
Balance, end of period	8,898	$44	13,347	$67
Additional paid-in capital - preferred:
Balance, beginning of period		$13,280		$17,707
Redemption of preferred stock		(4,426)		(4,427)
Balance, end of period		$8,854		$13,280
Common stock:
Balance, beginning of period	9,565,637	$95	7,648,495	$76
Exercise of stock options	36,554	—	76,873	1
Issuance of common stock under restricted stock agreements	—	—	10,932	—
Common stock dividends	—	—	386,241	5
Issuance of common stock related to 1st Portfolio Acquisition	916,410	9	—	—
Balance, end of period	10,518,601	$104	8,122,541	$82
Additional paid-in capital - common:
Balance, beginning of period		$112,887		$85,636
Exercise of stock options		339		709
Stock compensation expense		267		166
Common stock dividends		—		5,727
Issuance of common stock related to 1st Portfolio Acquisition		15,616		—
Issuance of stock options related to 1st Portfolio Acquisition		149		—
Balance, end of period		$129,258		$92,238
Accumulated earnings:
Balance, beginning of period		$7,775		$5,605
Net income		8,713		6,869
Preferred stock dividends		(73)		(128)
Common stock dividends		—		(5,732)
Cash dividends declared		(1,484)		(946)
Common stock cash-in-lieu dividends		—		(5)
Balance, end of period		$14,931		$5,663
Accumulated other comprehensive income/(loss):
Balance, beginning of period		$434		$(1,509)
Change in unrealized gain on available-for-sale securities, net of tax and reclassification adjustments		934		1,304
Balance, end of period		$1,368		$(205)
Total shareholders' equity		$154,559		$111,125
See accompanying notes to unaudited consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 30, 2015	September 30, 2014
	(in thousands)
Cash flows from operating activities:
Net income	$8,713	$6,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	188	1,426
Net amortization of purchase accounting marks	(1,173)	(3,229)
Gain on sale of available-for-sale investment securities	(10)	(166)
Gain on sale of loans	(2,183)	(241)
Gain on sale of other real estate owned	(131)	(69)
Loss on disposal of fixed assets	19	—
Provision for loan losses	2,475	2,205
Write-down of other real estate owned	—	258
Earnings on bank-owned life insurance	(281)	(266)
Deferred income taxes	—	707
Net amortization on available-for-sale investment securities	646	788
Stock based compensation	267	166
Originations of loans held for sale	(97,876)	(18,183)
Proceeds from sales of loans held for sale	105,544	16,467
Net change in:
Accrued interest receivable	(431)	(185)
Other assets	(568)	1,608
Accrued interest payable	158	—
Other liabilities	(292)	(363)
Net cash provided by operating activities	15,065	7,792
Cash flows from investing activities:
Net cash received in acquisitions	5,731	59,047
Purchase of available-for-sale investment securities	(70,101)	(44,656)
Proceeds from repayment of available-for-sale investment securities	17,419	19,655
Proceeds from sale/call of available-for-sale investment securities	18,835	20,050
Net increase in loans held for investment	(189,498)	(133,223)
Purchase of bank-owned life insurance	—	(2,500)
Net increase in FHLB stock	(469)	(123)
Proceeds from sale of real estate owned	473	473
Purchases of premises and equipment, net	(717)	(1,544)
Net cash used in investing activities	(218,327)	(82,821)
Cash flows from financing activities:
Net increase in deposits	223,892	56,077
Proceeds from FHLB advances	376,000	130,400
Repayments of FHLB advances	(361,731)	(119,286)
Net (decrease)/increase in other borrowings	(27,589)	4,240
Proceeds from exercise of stock options	339	710
Redemption of preferred stock	(4,449)	(4,449)
Cash dividends paid	(1,368)	(937)
Preferred stock dividends paid	(73)	(128)
Net cash provided by financing activities	205,021	66,627
Net increase in cash and cash equivalents	1,759	(8,402)
Cash and cash equivalents at beginning of period	62,306	109,164
Cash and cash equivalents at end of period	$64,065	$100,762
See accompanying notes to unaudited consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Notes to the Unaudited Consolidated Financial Statements
In this report, WashingtonFirst Bankshares Inc., is sometimes referred to as “WashingtonFirst,” the “Company,” “we,” “our” or “us” and these references include WashingtonFirst’s wholly owned subsidiaries, WashingtonFirst Bank, 1st Portfolio Wealth Advisors and 1st Portfolio Lending Corporation (“1st Portfolio Lending”) (wholly owned subsidiaries of WashingtonFirst Bank), unless the context requires otherwise. In this report, WashingtonFirst Bank is sometimes referred to as the “Bank.”
1. ORGANIZATION
WashingtonFirst Bankshares Inc. is organized under the laws of the Commonwealth of Virginia as a bank holding company. WashingtonFirst Bankshares, headquartered in Reston, Virginia, is the parent company of WashingtonFirst Bank, which operates 17 full-service banking offices throughout the Washington, D.C. metropolitan area. In addition, WashingtonFirst Bankshares provides wealth management services through its subsidiary, 1st Portfolio Wealth Advisors, and mortgage banking services through WashingtonFirst Bank’s subsidiary 1st Portfolio Lending Corporation.
On February 28, 2014, WashingtonFirst entered into an agreement with the Federal Deposit Insurance Corporation (“FDIC”) to assume all the deposits and certain assets of Millennium Bank, NA (“Millennium”), a federally chartered commercial bank headquartered in Sterling, Virginia (“Millennium Transaction”). For more information regarding the Millennium Transaction, see Note 3 – Acquisition Activities.
On May 13, 2015, WashingtonFirst entered into an Agreement and Plan of Reorganization providing for the Company’s acquisition of 1st Portfolio Holding Corporation (1st Portfolio Holding”) with and into the Company (“1st Portfolio Acquisition”). The 1st Portfolio Acquisition closed on July 31, 2015. 1st Portfolio Holding’s wholly owned subsidiary, 1st Portfolio Wealth Advisors became a wholly owned subsidiary of WashingtonFirst and wholly owned subsidiary 1st Portfolio Lending Corporation (“1st Portfolio Lending”) became a wholly owned subsidiary of WashingtonFirst Bank. For more information regarding the 1st Portfolio Acquisition, see Note 3 – Acquisition Activities.
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
The accompanying consolidated financial statements include the accounts of WashingtonFirst Bankshares Inc., and its wholly-owned subsidiaries WashingtonFirst Bank, 1st Portfolio Wealth Advisors and 1st Portfolio Lending (a wholly-owned subsidiary of WashingtonFirst Bank). All significant inter-company accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to predominant practices within the banking industry.

(b)	Cash and Cash Equivalents and Statements of Cash Flows
For purposes of the statements of cash flows, cash and cash equivalents consists of cash and due from banks, interest bearing balances and federal funds sold. The Bank maintains deposits with other commercial banks in amounts that may exceed federal deposit insurance coverage. Management regularly evaluates the credit risk associated with these transactions and believes that the Bank is not exposed to any significant credit risks on cash and cash equivalents. The Bank is required to maintain certain average reserve balances with the Federal Reserve Bank of Richmond. Those balances include usable vault cash and amounts on deposit with the Federal Reserve Bank of Richmond. The Bank had no compensating balance requirements or required cash reserves with correspondent banks as of September 30, 2015 and December 31, 2014. The Bank maintains interest bearing balances at other banks to help ensure sufficient liquidity and provide additional return compared to overnight Federal Funds.

Table 2: Certain Cash and Non-Cash Transactions
	For the Nine Months Ended
	September 30, 2015	September 30, 2014
	(in thousands)
Cash paid during the period for:
Interest paid	$6,226	$5,257
Income taxes paid	2,715	400
Non-cash activity:
Loans converted into other real estate owned	90	360
Non-cash activity resulting from acquisitions/transactions:
Common shares issued:
Common shares issued (916,410 shares)	15,625	—
Fair value of assets acquired:
Investment securities	—	19,240
Other equity securities	—	683
Loans held for investment, net of unearned income	—	51,332
Identifiable intangibles - core deposit	—	470
Loans held for sale, at lower of cost or fair value	32,912	—
Premises and equipment	1,164	—
Identifiable intangibles - customer list	1,447	—
Other assets	1,371	440
Fair value of liabilities assumed:
Deposits	—	121,592
FHLB advances	—	12,209
Borrowings	27,759	—
Other liabilities	4,302	50

(c)	Use of Estimates
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
Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. All securities were classified as available-for-sale as of September 30, 2015 and December 31, 2014.
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
The Bank grants real estate, including construction and development, commercial, and residential, commercial and industrial, and consumer loans to customers primarily in the greater Washington, D.C. metropolitan area. The loan portfolio is diversified and generally is collateralized by assets of the borrowers. The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers. The ability of the Bank’s debtors to honor their loan contracts is dependent upon the real estate and general economic conditions in the Bank’s market area. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances less the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Consumer loans and other loans typically are charged off no later than 180 days past due. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on non-accrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
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
(k) Leases
The Bank leases certain properties under operating leases with terms greater than one year and with minimum lease payments associated with these agreements. Rent expense is recognized on a straight-line basis over the expected lease term in accordance with ASC 840. Within the provisions of certain leases, there are predetermined fixed escalations of the minimum rental payments over the base lease term. The effects of the escalations have been reflected in rent expense on a straight-line basis over the lease term, and the difference between the recognized rental expense and the amounts payable under the lease is recorded as deferred lease payments. The amortization period for leasehold improvements is the term used in calculating straight-line rent expense or their estimated economic life, whichever is shorter.
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
The Company and its subsidiaries are subject to U.S. federal income tax, the District of Columbia income tax, the State of Maryland income tax and the State of Virginia franchise tax, in lieu of income tax. The Company is no longer subject to examination by Federal or State taxing authorities for the years before 2011. As of September 30, 2015 and December 31, 2014 the Company did not have any unrecognized tax benefits. The Company does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other non-interest expense. As of September 30, 2015 and December 31, 2014, the Company does not have any amounts accrued for interest and/or penalties.
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
(q) Earnings Per Common Share
Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding, which includes both voting and non-voting common shares outstanding. Diluted earnings per common share is computed by dividing applicable net income by the weighted average number of common shares outstanding and any dilutive potential common shares and dilutive stock options. It is assumed that all dilutive stock options were exercised at the beginning of each period and that the proceeds were used to purchase shares of the Company’s common stock at the average market price during the period. Where applicable, prior years per share information has been retroactively adjusted to date in order to give effect to all stock dividends declared.

(r) Goodwill and Identifiable Intangible Assets
Goodwill represents the excess of purchase price over fair value of net assets and liabilities acquired. Under ASC 350-10, goodwill is not amortized over an estimated life, but rather it is evaluated at least annually for impairment by comparing its fair value with its recorded amount and is written down when appropriate. Projected net operating cash flows are compared to the carrying amount of the goodwill recorded and if the estimated net operating cash flows are less than the carrying amount, a loss is recognized to reduce the carrying amount to fair value. In the first quarter 2014, the Company recorded $2.6 million of goodwill related to the Millennium Transaction. In the third quarter 2015, the Company recorded $5.2 million of goodwill related to the 1st Portfolio Acquisition. For more information regarding this addition, see Note 3—Millennium Transaction. There was no impairment of goodwill during the nine months ended September 30, 2015 and 2014.
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
(u) Stock Splits and Dividends
Stock dividends in excess of 20% are reported as stock splits, resulting in no adjustment to the Company’s equity accounts.  Stock dividends for 20% or less are reported by transferring the fair value, as of the ex‑dividend date, of the stock issued from retained earnings to common stock.  Fractional share amounts are paid in cash with a reduction in retained earnings. Where applicable, all share and per share amounts are retroactively adjusted for stock splits and dividends. The Board of Directors has declared three stock dividends, with the most recent being on July 21, 2014 (paid September 2, 2014).
(v) Derivative Financial Instruments
The Mortgage Division enters into commitments to fund residential mortgage loans with the intention of selling them in the secondary market. The Mortgage Division also enters into forward sales agreements for certain funded loans and loan commitments. The Mortgage Division records unfunded commitments intended for loans held for sale and forward sales agreements at fair value with changes in fair value recorded as a component of other income. Loans originated and intended for sale in the secondary market are carried at fair value. For pipeline loans which are not pre-sold to an investor, the Mortgage Division manages the interest rate risk on rate lock commitments by entering into forward sale contracts of mortgage backed securities, whereby the Mortgage Division obtains the right to deliver securities to investors in the future at a specified price. Such contracts are accounted for as derivatives and are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in other income.

The Mortgage Division has determined these derivative financial instruments do not meet the hedging criteria required by FASB ASC 815 and has not designated these derivative financial instruments as hedges. Accordingly, changes in fair value are recognized currently in income.
(w) Fair Values of Financial Instruments
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

(x) Recent Accounting Pronouncements
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

FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This update requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts. Further, the update requires the amortization of debt issuance costs to be reported as interest expense. Similarly, debt issuance costs and any discount or premium are considered in the aggregate when determining the effective interest rate on the debt. The new guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The new guidance must be applied retrospectively. The impact of adoption of this ASU by the Company is not expected to be material.
FASB issued ASU No. 2014-17, Business Combinations (Topic 805)-Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force), which provides guidance regarding when and how an acquiree that is a business or a non-profit activity can apply pushdown accounting in its separate financial statements. In particular, ASU No. 2014-17 provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon the occurrence of an event in which an acquirer obtains control of the acquiree. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If, however, pushdown accounting is not applied during that reporting period, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. Such an election to apply pushdown accounting in a reporting period after the one in which the change-in-control event occurred should be considered a change in accounting principle, in accordance with FASB Accounting Standards Codification (“ASC” or “Codification”) Topic 250, Accounting Changes and Error Corrections. Additionally, the ASU provides that an acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. Notably, if pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. The amendments in this ASU were effective on November 18, 2014. Following the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event.  The impact of prospective adoption of this ASU by the Company was not and is not expected to be material.
(y) Reclassifications
Certain reclassifications of prior year information were made to conform to the 2015 presentation. These reclassifications had no material impact of the Company’s financial position or results of operations.

3. ACQUISITION ACTIVITIES
On May 13, 2015, WashingtonFirst entered into an Agreement and Plan of Reorganization (“1st Portfolio Agreement”) providing for the Company’s acquisition of 1st Portfolio Holding Corporation (1st Portfolio Holding”) with and into the Company (“1st Portfolio Acquisition”). The 1st Portfolio Acquisition closed on July 31, 2015. 1st Portfolio Holding’s wholly owned subsidiary, 1st Portfolio Wealth Advisors became a wholly owned subsidiary of WashingtonFirst and wholly owned subsidiary 1st Portfolio Lending Corporation (“1st Portfolio Lending”) became a wholly owned subsidiary of WashingtonFirst Bank.
Under the terms of the 1st Portfolio Agreement, accredited shareholders of 1st Portfolio Holding received 916,410 shares of WFBI common stock valued at $17.05 per share.

Table 3.1: Goodwill on 1st Portfolio Acquisition
Amount
(in thousands)
Consideration paid:
Common shares issued (916,410 shares)	$15,625
Cash paid to shareholders	1
Fair value of options	149
15,775
Assets acquired:
Cash and cash equivalents	5,732
Loans held for sale, at lower of cost or fair value	32,912
Premises and equipment	1,164
Customer list intangible	1,447
Other assets	1,371
Total assets	42,626
Liabilities assumed:
Borrowings	27,759
Other liabilities	4,302
Total liabilities	32,061
Net assets acquired	10,565
Goodwill	$5,210
It is not practicable to provide pro-forma information as the 1st Portfolio Acquisition closed on July 31, 2015, and therefore only has two months of operations in the report.

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

Table 3.2: Goodwill on Millennium Transaction
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
It is not practicable to provide pro-forma information as the Millennium assets and liabilities were acquired from the FDIC and historical information about such assets and liabilities are not available.
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

4. CASH AND CASH EQUIVALENTS
Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. During the first nine months of 2015 and 2014, the Bank maintained balances at the Federal Reserve Bank of Richmond (in addition to vault cash) to meet the reserve requirements as well as balances to partially compensate for services provided by the Federal Reserve Bank of Richmond. The Bank has an interest bearing account with the FHLB and maintains eight non-interest bearing accounts with domestic correspondents.
In addition, the Bank has short term investments in the form of certificates of deposits with banks insured by the Federal Deposit Insurance Corporation (“FDIC”), classified as interest bearing deposits, as of December 31, 2014. All balances are fully insured up to the applicable limits by the FDIC.
5. INVESTMENT SECURITIES

Table 5.1: Available-for-Sale Investment Securities Summary
	As of September 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasuries	$4,503	$55	$—	$4,558
U.S. Government agencies	85,721	942	(5)	86,658
Mortgage-backed securities	55,340	454	(64)	55,730
Collateralized mortgage obligations	39,710	278	(161)	39,827
Taxable state and municipal securities	10,419	570	—	10,989
Tax-exempt state and municipal securities	3,350	44	(6)	3,388
Total available-for-sale investment securities	$199,043	$2,343	$(236)	$201,150

	As of December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasuries	$2,998	$16	$—	$3,014
U.S. Government agencies	51,757	206	(99)	51,864
Mortgage-backed securities	50,457	453	(118)	50,792
Collateralized mortgage obligations	45,245	154	(584)	44,815
Taxable state and municipal securities	12,139	615	—	12,754
Tax-exempt state and municipal securities	3,236	45	(12)	3,269
Total available-for-sale investment securities	$165,832	$1,489	$(813)	$166,508

The estimated fair value of securities pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes amounted to $106.8 million and $94.6 million as of September 30, 2015 and December 31, 2014, respectively.
WashingtonFirst did not recognize in earnings any other-than-temporary impairment losses on available-for-sale investment securities during the three and nine months ended September 30, 2015 and 2014. During the three months ended September 30, 2015, WashingtonFirst received proceeds of $4.0 million from the call or sale of securities from its available-for-sale investment portfolio resulting in gross realized losses of $12,000 and realized no gains, compared to proceeds of $6.5 million resulting in gross realized gains of $33,000 and gross realized losses of $11,000 during the three months ended September 30, 2014. During the nine months ended September 30, 2015, WashingtonFirst received proceeds of $18.8 million from the call or sale of securities from its available-for-sale investment portfolio resulting in gross realized gains of $163,000 and gross realized losses of $153,000, compared to proceeds of $20.1 million resulting in gross realized gains of $225,000 and gross realized losses of $59,000 during the nine months ended September 30, 2014.

Table 5.2: Gross Unrealized Loss and Fair Value of Available-for-Sale Securities
	As of September 30, 2015
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
U.S. Government agencies	$—	$—	$1,999	$(5)
Mortgage-backed securities	9,410	(15)	2,720	(49)
Collateralized mortgage obligations	945	(4)	10,351	(157)
Tax-exempt state and municipal securities	—	—	518	(6)
Total	$10,355	$(19)	$15,588	$(217)

	As of December 31, 2014
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
U.S. Government agencies	$11,972	$(24)	$6,935	$(75)
Mortgage-backed securities	5,109	(6)	4,601	(112)
Collateralized mortgage obligations	10,166	(52)	19,963	(532)
Tax-exempt state and municipal securities	962	(9)	537	(3)
Total	$28,209	$(91)	$32,036	$(722)
As of September 30, 2015 and December 31, 2014, twelve and twenty-three, respectively, of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $0.2 million and $0.7 million, respectively.

The temporary unrealized losses presented above are principally due to a general increase in market rates and a widening of credit spreads from the dates of acquisition to September 30, 2015 and December 31, 2014, as applicable. The resulting increases in fair values reflect a decrease in the perceived risk by the financial markets related to those securities. As of September 30, 2015, all U.S. Treasuries and U.S. Government Agencies are rated AA+ or higher, and any fluctuations in their fair value are caused by changes in interest rates and are not considered credit related as the contractual cash flows of these investments are either explicitly or implicitly backed by the full faith and credit of the U.S. Government. Unrealized losses that are related to the prevailing interest rate environment will decline over time and recover as these securities approach maturity. As of September 30, 2015, the fair market value of U.S. Treasuries and U.S. Government Agencies were $4.6 million and $86.7 million, respectively. The mortgage-backed securities portfolio at September 30, 2015, is composed of GNMA, FNMA or FHLMC mortgage-backed securities reported at fair value of $55.7 million and GNMA collateralized mortgage obligations reported at fair value of $39.8 million. Any associated unrealized losses are caused by changes in interest rates and are not considered credit related as the contractual cash flows of these investments are either explicitly or implicitly backed by the full faith and credit of the U.S. Government. As of September 30, 2015, the fair value of the taxable state and municipal securities portfolio totaled $11.0 million, while the tax-exempt state and municipal securities portfolio totaled $3.4 million. The municipal bond portfolio has no concentration in any state greater than 20 percent and carries bond ratings of A or higher.
The amortized cost and fair value of investments by remaining contractual maturity for available-for-sale investment securities as of September 30, 2015, are set forth below. Mortgage-backed securities and collateralized mortgage obligations are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

Table 5.3: Amortized Cost and Fair Value by Contractual Maturity of Available-For-Sale Securities
	As of September 30, 2015
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$2,601	$2,626
Due after one year through five years	88,907	90,194
Due after five years through ten years	31,460	31,913
Due after ten years	76,075	76,417
Total	$199,043	$201,150

6. LOANS HELD FOR INVESTMENT

Table 6.1: Composition of Loans Held for Investment by Loan Class
	September 30, 2015	December 31, 2014
	(in thousands)
Construction and development	$200,100	$156,241
Commercial real estate	768,985	650,051
Residential real estate	137,626	122,306
Real estate loans	1,106,711	928,598
Commercial and industrial	141,121	127,084
Consumer	8,471	9,376
Total loans	1,256,303	1,065,058
Less: allowance for loan losses	11,573	9,257
Net loans	$1,244,730	$1,055,801
As of September 30, 2015, $634.4 million of loans were pledged as collateral for FHLB advances, compared to $516.5 million as of December 31, 2014.

Table 6.2: Loans Held for Investment Aging Analysis by Loan Class
	As of September 30, 2015
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non- Accrual	Total Past Due	Total Loans
	(in thousands)
Construction and development	$197,537	$684	$1,656	$—	$223	$2,563	$200,100
Commercial real estate	762,497	708	219	—	5,561	6,488	768,985
Residential real estate	136,054	489	—	—	1,083	1,572	137,626
Commercial and industrial	137,452	742	1,600	73	1,254	3,669	141,121
Consumer	8,213	—	—	—	258	258	8,471
Balance at end of period	$1,241,753	$2,623	$3,475	$73	$8,379	$14,550	$1,256,303

	As of December 31, 2014
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	Total Past Due	Total Loans
	(in thousands)
Construction and development	$155,414	$—	$586	$241	$827	$156,241
Commercial real estate	641,292	201	2,911	5,647	8,759	650,051
Residential real estate	119,855	598	—	1,853	2,451	122,306
Commercial and industrial	124,591	857	683	953	2,493	127,084
Consumer	9,112	264	—	—	264	9,376
Balance at end of period	$1,050,264	$1,920	$4,180	$8,694	$14,794	$1,065,058

(1) For the purpose of this table, loans 1-29 days past due are included in the balance of current loans.
WashingtonFirst divides its loans held for investment into the following categories based on credit quality: pass, pass watch, special mention, substandard, doubtful and loss. WashingtonFirst reviews the characteristics of each rating at least annually, generally during the first quarter of each year.
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

Table 6.3: Risk Categories of Loans Held for Investment by Loan Class
	As of September 30, 2015
Internal risk rating grades	Pass	Pass Watch	Special Mention	Substandard	Total
Risk rating number	1 to 5	6	7	8
	(in thousands)
Construction and development	$198,559	$1,318	$—	$223	$200,100
Commercial real estate	748,283	7,028	7,314	6,360	768,985
Residential real estate	133,514	2,571	337	1,204	137,626
Commercial and industrial	131,322	3,897	1,484	4,418	141,121
Consumer	7,828	385	—	258	8,471
Balance at end of period	$1,219,506	$15,199	$9,135	$12,463	$1,256,303

	As of December 31, 2014
Internal risk rating grades	Pass	Pass Watch	Special Mention	Substandard	Total
Risk rating number	1 to 5	6	7	8
	(in thousands)
Construction and development	$154,506	$1,494	$—	$241	$156,241
Commercial real estate	623,964	6,491	10,342	9,254	650,051
Residential real estate	117,163	2,928	1,090	1,125	122,306
Commercial and industrial	116,781	5,450	2,727	2,126	127,084
Consumer	9,244	125	—	7	9,376
Balance at end of period	$1,021,658	$16,488	$14,159	$12,753	$1,065,058

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

Table 6.4: Changes in Troubled Debt Restructurings
	September 30, 2015
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$228	$2,032	$1,934	$2,041	$—	$6,235
New TDRs	—	—	182	—	—	182
Increases to existing TDRs	—	—	4	—	—	4
Charge-offs post modification	—	—	—	—	—	—
Sales, principal payments, or other decreases	(4)	(3)	(158)	(45)	—	(210)
Ending Balance	$224	$2,029	$1,962	$1,996	$—	$6,211

For the Nine Months Ended:
Beginning Balance	$241	$4,619	$1,796	$354	$—	$7,010
New TDRs	—	—	536	1,675	—	2,211
Increases to existing TDRs	—	—	6	16	—	22
Charge-offs post modification	—	(128)	—	—	—	(128)
Sales, principal payments, or other decreases	(17)	(2,462)	(376)	(49)	—	(2,904)
Ending Balance	$224	$2,029	$1,962	$1,996	$—	$6,211

	September 30, 2014
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$254	$2,058	$1,452	$397	$—	$4,161
New TDRs	—	2,637	—	—	—	2,637
Increases to existing TDRs	—	—	2	—	—	2
Charge-offs post modification	—	—	—	—	—	—
Sales, principal payments, or other decreases	(5)	(14)	(3)	(41)	—	(63)
Ending Balance	$249	$4,681	$1,451	$356	$—	$6,737

For the Nine Months Ended:
Beginning Balance	$266	$4,886	$1,167	$1,844	$95	$8,258
New TDRs	—	2,637	1,268	—	—	3,905
Increases to existing TDRs	—	251	5	—	—	256
Charge-offs post modification	—	—	—	—	(95)	(95)
Sales, principal payments, or other decreases	(17)	(3,093)	(989)	(1,488)	—	(5,587)
Ending Balance	$249	$4,681	$1,451	$356	$—	$6,737

Table 6.5: New Troubled Debt Restructurings Details
	For the Nine Months Ended
	September 30, 2015			September 30, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	(dollars in thousands)
Construction and development	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	1	2,720	2,637
Residential real estate	4	536	536	4	1,268	1,268
Commercial and industrial	5	1,839	1,675	—	—	—
Consumer	—	—	—	—	—	—
Total loans	9	$2,375	$2,211	5	$3,988	$3,905

Table 6.6: Troubled Debt Restructuring in Default in Past Twelve Months
	September 30, 2015			September 30, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	(dollars in thousands)
Construction and development	1	$379	$224	1	$405	$249
Commercial real estate	2	2,071	2,029	3	4,792	4,681
Residential real estate	1	201	201	—	—	—
Commercial and industrial	3	853	688	—	—	—
Consumer	—	—	—	—	—	—
Total loans	7	$3,504	$3,142	4	$5,197	$4,930

Table 6.7: Non-Performing Assets
	September 30, 2015	December 31, 2014
	(in thousands)
Non-accrual loans	$8,379	$8,694
90+ days still accruing	73	—
Troubled debt restructurings still accruing	3,959	2,151
Other real estate owned	109	361
Total non-performing assets	$12,520	$11,206
As of September 30, 2015 and December 31, 2014, there was one loan and no loans, respectively, past due more than 90 days that were still accruing. If interest had been earned on the non-accrual loans, interest income on these loans would have been approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2015, respectively, compared to $0.2 million and $0.6 million for the three and nine months ended September 30, 2014, respectively.
7. ALLOWANCE FOR LOAN LOSSES

Table 7.1: Changes in Allowance for Loan Losses by Loan Class
	September 30, 2015
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$1,650	$5,616	$1,290	$2,048	$22	$10,626
Provision for/(release of) loan losses	167	687	(245)	251	65	925
Charge-offs	—	—	—	—	—	—
Recoveries	—	1	15	5	1	22
Ending Balance	$1,817	$6,304	$1,060	$2,304	$88	$11,573

For the Nine Months Ended:
Beginning Balance	$1,028	$5,674	$920	$1,612	$23	$9,257
Provision for loan losses	789	767	179	672	68	2,475
Charge-offs	—	(138)	(143)	—	(6)	(287)
Recoveries	—	1	104	20	3	128
Ending Balance	$1,817	$6,304	$1,060	$2,304	$88	$11,573

	September 30, 2014
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$1,001	$4,407	$599	$2,302	$23	$8,332
Provision for/(release of) loan losses	135	769	184	(179)	(9)	900
Charge-offs	—	(147)	(140)	—	—	(287)
Recoveries	—	—	17	6	6	29
Ending Balance	$1,136	$5,029	$660	$2,129	$20	$8,974

For the Nine Months Ended:
Beginning Balance	$681	$5,027	$920	$1,801	$105	$8,534
Provision for loan losses	555	838	285	386	141	2,205
Charge-offs	(100)	(938)	(681)	(70)	(232)	(2,021)
Recoveries	—	102	136	12	6	256
Ending Balance	$1,136	$5,029	$660	$2,129	$20	$8,974

Table 7.2: Loans Held for Investment and Related Allowance for Loan Losses by Impairment Method and Loan Class
	As of September 30, 2015
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Ending Balance:
Evaluated collectively for impairment	$199,877	$752,923	$134,134	$132,092	$8,186	$1,227,212
Evaluated individually for impairment	223	16,062	3,492	9,029	285	29,091
	$200,100	$768,985	$137,626	$141,121	$8,471	$1,256,303

Allowance for Losses:
Evaluated collectively for impairment	$1,789	$5,496	$730	$826	$21	$8,862
Evaluated individually for impairment	28	808	330	1,478	67	2,711
	$1,817	$6,304	$1,060	$2,304	$88	$11,573

	As of December 31, 2014
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Ending Balance:
Evaluated collectively for impairment	$156,000	$625,673	$117,278	$120,640	$9,363	$1,028,954
Evaluated individually for impairment	241	24,378	5,028	6,444	13	36,104
	$156,241	$650,051	$122,306	$127,084	$9,376	$1,065,058

Allowance for Losses:
Evaluated collectively for impairment	$1,024	$4,137	$489	$858	$18	$6,526
Evaluated individually for impairment	4	1,537	431	754	5	2,731
	$1,028	$5,674	$920	$1,612	$23	$9,257

Table 7.3: Specific Allocation for Impaired Loans by Loan Class
	September 30, 2015			December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
	(in thousands)
With no related allowance:
Construction and development	$—	$—	$—	$—	$—	$—
Commercial real estate	8,695	8,616	—	6,747	6,746	—
Residential real estate	1,866	1,753	—	2,108	2,017	—
Commercial and industrial	413	321	—	1,757	1,411	—
Consumer	—	—	—	—	—	—
Total with no related allowance	10,974	10,690	—	10,612	10,174	—
With an allowance recorded:
Construction and development	379	223	28	396	241	4
Commercial real estate	8,035	7,446	808	18,419	17,632	1,537
Residential real estate	1,780	1,739	330	3,131	3,011	431
Commercial and industrial	9,166	8,708	1,478	5,277	5,033	754
Consumer	285	285	67	13	13	5
Total with an allowance recorded	19,645	18,401	2,711	27,236	25,930	2,731
Total impaired loans	$30,619	$29,091	$2,711	$37,848	$36,104	$2,731

Table 7.4: Average Impaired Loan Balance by Loan Class - 3 Months
	For the Three Months Ended
	September 30, 2015		September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With no related allowance:
Construction and development	$—	$—	$—	$—
Commercial real estate	8,637	100	6,258	93
Residential real estate	1,824	20	710	7
Commercial and industrial	367	1	1,911	29
Consumer	—	—	—	—
Total with no related allowance	10,828	121	8,879	129
With an allowance recorded:
Construction and development	225	—	251	—
Commercial real estate	7,478	82	19,100	186
Residential real estate	1,745	16	3,501	23
Commercial and industrial	8,032	120	7,806	91
Consumer	329	1	161	2
Total with an allowance recorded	17,809	219	30,819	302
Total average impaired loans	$28,637	$340	$39,698	$431

Table 7.5: Average Impaired Loan Balance by Loan Class - 9 Months
	For the Nine Months Ended
	September 30, 2015		September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With no related allowance:
Construction and development	$—	$—	$—	$—
Commercial real estate	9,488	299	4,641	279
Residential real estate	2,082	61	519	21
Commercial and industrial	442	2	1,763	87
Consumer	3	—	—	—
Total with no related allowance	12,015	362	6,923	387
With an allowance recorded:
Construction and development	232	—	258	—
Commercial real estate	7,536	246	18,224	558
Residential real estate	1,629	49	3,140	71
Commercial and industrial	6,271	359	8,080	272
Consumer	310	2	162	6
Total with an allowance recorded	15,978	656	29,864	907
Total average impaired loans	$27,993	$1,018	$36,787	$1,294

8. OTHER REAL ESTATE OWNED

Table 8.1: Changes in OREO
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands)
Balance at beginning of period	$291	$889	$361	$1,463
Properties acquired at foreclosure	—	360	90	360
Sales of foreclosed properties	(182)	(20)	(342)	(404)
Valuation adjustments	—	(68)	—	(258)
Balance at end of period	$109	$1,161	$109	$1,161

Table 8.2: OREO Expenses
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands)
Write-downs	$—	$68	$—	$258
Operating expenses, net of rental income	5	10	19	53
Total OREO expense	$5	$78	$19	$311
9. GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
Intangible assets include goodwill, core deposit intangibles, and a client list intangible. Goodwill is tested for impairment annually or more frequently if events or circumstances indicate a possible impairment. Core deposit intangibles arise when an acquired bank or branch has a stable deposit base comprised of funds associated with long-term customer relationships. The intangible asset value derives from customer relationships that provide a low-cost source of funding. In the Millennium Transaction in February 2014, the Company recorded goodwill of $2.6 million. The Company also recorded $0.5 million of core deposit intangibles which consists of $0.3 million related to non-interest bearing deposits and interest-bearing NOW accounts which is being amortized over a five year period and $0.1 million related to savings accounts which is being amortized over an eight year period. As a part of the 1st Portfolio Acquisition that closed on July 31, 2015, a client list intangible asset was recorded on the books at its fair value of 1.4 million. The client list will amortize over a straight-line 15 year term beginning in the month of August 2015. See Note 3 for further details on the Millennium Transaction and 1st Portfolio Acquisition. The Company performs annual impairment tests on goodwill in the fourth quarter of each year using the fair value approach.

Table 9: Goodwill and Identifiable Intangibles
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands)
Goodwill:
Balance, beginning of period	$6,240	$6,240	$6,240	$3,601
Goodwill additions	5,210	—	5,210	2,639
Balance, end of period	$11,450	$6,240	$11,450	$6,240

Identifiable intangibles:
Core deposit intangible balance, beginning of period	$568	$740	$654	$342
Addition of core deposit intangibles	—	—	—	470
Amortization of core deposit intangibles	(44)	(43)	(130)	(115)
Core deposit intangible balance, end of period	524	697	524	697

Client list intangible balance, beginning of period	$—	$—	$—	$—
Addition of client list intangibles	1,447	—	1,447	—
Amortization of client list intangibles	(16)	—	(16)	—
Client list intangible balance, end of period	1,431	—	1,431	—
Total identifiable intangibles	$1,955	$697	$1,955	$697

10. DEPOSITS

Table 10.1: Composition of Deposits
	September 30, 2015	December 31, 2014
	(in thousands)
Demand deposit accounts	$356,270	$278,051
NOW accounts	127,167	99,023
Money market accounts	255,177	208,331
Savings accounts	154,226	129,754
Time deposits under $100,000	80,408	100,055
Time deposits $100,000 and over	336,737	270,849
Total deposits	$1,309,985	$1,086,063

Table 10.2: Scheduled Maturities of Time Deposits
	September 30, 2015	December 31, 2014
	(in thousands)
Within 1 Year	$284,857	$213,212
1 - 2 years	72,004	86,364
2 - 3 years	23,678	31,131
3 - 4 years	25,777	24,212
4 - 5 years	10,580	14,996
5+ years	249	989
Total	$417,145	$370,904
Time deposits include Certificate of Deposit Account Registry Service (“CDARS”) balances and brokered deposits. The CDARS deposits are customer deposits that are placed in the CDARS network to maximize the FDIC insurance coverage. These CDARS balances were $31.2 million and $44.3 million as of September 30, 2015 and December 31, 2014, respectively. The Bank had no brokered deposits as of September 30, 2015, compared to $10.0 million as of December 31, 2014.
11. OTHER BORROWINGS
Other borrowings consist of $8.4 million and $8.2 million of customer repurchase agreements as of September 30, 2015 and December 31, 2014, respectively. Customer repurchase agreements are overnight and continuous standard commercial banking transactions that involve a Bank customer instead of a wholesale bank or broker. The average rate of these repurchase agreements was 0.05 percent as of both September 30, 2015 and December 31, 2014. As of September 30, 2015, these repurchase agreements were backed by $4.6 million of collateralized mortgage obligations and $3.8 million of mortgage-backed securities, compared $6.2 million and $2.0 million, respectively, as of December 31, 2014.

12. FEDERAL HOME LOAN BANK ADVANCES
As a member of the FHLB, the Bank has access to numerous borrowing programs with total credit availability established at 25 percent of total quarter-end assets. FHLB advances are fully collateralized by pledges of certain qualifying real estate secured loans (see Note 4 - Cash and Cash Equivalents). As of September 30, 2015, the Bank had pledged a total of $634.4 million in qualifying home equity lines of credit, commercial real estate loans, multifamily real estate loans, and residential real estate secured loans as security for FHLB advances. As of September 30, 2015, the Bank had $283.5 million in remaining credit available with the FHLB.

Table 12.1: Composition of FHLB Advances
	September 30, 2015	December 31, 2014
	(dollars in thousands)
As of period ended:
FHLB advances	$97,323	$83,054
FHLB purchase accounting mark	2,629	2,993
FHLB total	$99,952	$86,047
Weighted average outstanding effective interest rate	1.74%	1.58%

Table 12.2: FHLB Advances Average Balances
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(dollars in thousands)
Averages for the period:
FHLB advances	$116,990	$71,160	$106,717	$54,541
Average effective interest rate paid during the period	1.41%	1.56%	1.45%	1.69%
Maximum month-end balance outstanding	$127,696	$76,491	$127,696	$76,491

Table 12.3: Contractual Maturities of FHLB Advances
	September 30, 2015	December 31, 2014
	(in thousands)
Within one year	$10,000	$20,000
2 - 3 years	7,500	—
3 - 4 years	26,101	7,500
4 - 5 years	16,883	16,371
5+ years	39,468	42,176
Total FHLB advances	$99,952	$86,047

13. LONG-TERM BORROWINGS

Table 13: Long-term Borrowings Detail
	September 30, 2015	December 31, 2014
	(in thousands)
Subordinated debt	$2,307	$2,281
Trust preferred capital notes	7,849	7,746
Long-term borrowings	$10,156	$10,027
On June 15, 2012, the Bank issued $2.5 million in subordinated debt (the “Bank Subordinated Debt”). The Bank Subordinated Debt has a maturity of nine (9) years, is due in full on June 14, 2021, and bears interest at 8.00 percent per annum, payable quarterly. As of September 30, 2015, the entire amount of Bank Subordinated Debt was considered Tier 2 Capital.
Under current regulatory guidelines, the Bank Subordinated Debt may constitute no more than 25 percent of total Tier 1 Capital. Any amount not eligible to be counted as Tier 1 Capital is considered to be Tier 2 Capital. As of September 30, 2015, the entire amount of Bank Subordinated Debt was considered Tier 1 Capital.
On June 30, 2003, Alliance invested $0.3 million as common equity into a wholly-owned Delaware statutory business trust (the “Trust”). Simultaneously, the Trust privately issued $10.0 million face amount of thirty-year floating rate trust preferred capital securities (the “Trust Preferred Capital Notes”) in a pooled trust preferred capital securities offering. The Trust used the offering proceeds, plus the equity, to purchase $10.3 million principal amount of Alliance’s floating rate junior subordinated debentures due 2033 (the “Subordinated Debentures”). Both the Trust Preferred Capital Notes and the Subordinated Debentures are callable at any time, without penalty. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15 percent subject to quarterly interest rate adjustments. The interest rates as of September 30, 2015 and December 31, 2014 were 3.49 percent and 3.39 percent, respectively. The Trust Preferred Capital Notes are guaranteed by WashingtonFirst on a subordinated basis, and were recorded on WashingtonFirst’s books at the time of the Alliance acquisition at a discounted amount of $7.5 million, which was the fair value of the instruments at the time of the acquisition. The $2.5 million discount is being expensed monthly over the life of the obligation. Under the indenture governing the Trust Preferred Capital Notes, WashingtonFirst has the right to defer payments of interest for up to twenty consecutive quarterly periods.
Under current regulatory guidelines, the Trust Preferred Capital Notes may constitute no more than 25 percent of total Tier 1 Capital. Any amount not eligible to be counted as Tier 1 Capital is considered to be Tier 2 Capital.
14. SHAREHOLDERS’ EQUITY
In August 2011, WashingtonFirst elected to participate in the Small Business Lending Fund, or “SBLF,” and issued 17,796 shares of its Series D Preferred Stock to the United States Treasury for $17.8 million. Under the terms of the SBLF transaction, during the first ten quarters (ended December 31, 2013) in which the Series D Preferred Stock was outstanding, the preferred shares earned dividends at a rate that could fluctuate on a quarterly basis. From the eleventh dividend period (ended March 31, 2014) through the year 4.5 years after the closing of the SBLF transaction, because WashingtonFirst Bank’s qualified small business lending (“QSBL”) as of December 31, 2013 had increased sufficiently as compared with the QSBL baseline, the annual dividend rate is fixed at a rate of 1%.
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
On February 20, 2015, WashingtonFirst redeemed another $4.4 million (4,449 shares), or 25% of the initial $17.8 million outstanding Series D Preferred Stock that had been issued to the Secretary of the Treasury in August 2011 through the Company’s participation in the Small Business Lending Fund. The shares were redeemed at their liquidation value of $1,000 per share plus accrued dividends through February 20, 2015, for a total redemption price of $4.5 million. As of September 30, 2015, there were 8,898 shares outstanding of its Series D Preferred Stock to the United States Treasury for $8.9 million. See Note 21 - Subsequent Events for further information related to transactions impacting the preferred stock subsequent to September 30, 2015.
In connection with the issuance of the Bank Subordinated Debt on June 15, 2012, the Company issued warrants that would allow the holder to purchase 60,657 shares of common stock at a share price equal to $10.30. These warrants have been retroactively adjusted to reflect the effect of all stock dividends and expire if not exercised on or before June 15, 2020. The warrants were valued at $0.3 million using the Black-Scholes option pricing model and are being expensed monthly over the life of the debt.

In connection with the Alliance acquisition, the Company issued 1,812,933 shares of its common stock on December 21, 2014 to former stockholders of Alliance. In addition, pursuant to a private placement in 2012, the Company issued 1,351,656 shares of its common stock and 1,044,152 shares of its Series A non-voting common stock at $11.30 per share.
On December 30, 2014, pursuant to a private placement, the Company issued 710,553 shares of its common stock and 666,666 shares of the its Series A non-voting common stock at a price of $15.00 per share. The Company received aggregate gross proceeds from the Investors of $20.7 million.
In connection with the 1st Portfolio Acquisition, on July 31, 2015, former shareholders of 1st Portfolio Holding acquired the right to receive as consideration 916,410 shares of the Company’s common stock at a price of $17.05.
The Board of Directors has declared three (3) stock dividends, on the Company’s outstanding shares of common stock and Series A non-voting common stock, in the amount of five percent (5%) each: on January 23, 2012 (issued February 29, 2012), on April 5, 2013 (issued May 17, 2013), and on July 21, 2014 (issued September 2, 2014).  Where applicable, all per share amounts in this report have been retroactively adjusted to reflect these stock dividends.
The Company commenced paying cash dividends in 2014 and has paid a dividend of four cents ($0.04) per share -- on the Company’s outstanding shares of common stock and Series A non-voting common stock -- on January 2, April 1, July 1 and October 1, 2014.  In the fourth quarter 2014, the Company increased the quarterly cash dividend to five cents ($0.05) per share, which was paid January 2, April 1, July 1, 2015 and October 1, 2015. Although the Company expects to declare and pay quarterly cash dividends in the future, any such dividend would be at the discretion of the Board of Directors of the Company and would be subject to various federal and state regulatory limitations.
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

Table 15.1: Outstanding Commitments to Extend Credit
	September 30, 2015	December 31, 2014
	(dollars in thousands)
Unused lines of credit as of period ended:
Commercial	$115,308	$56,280
Commercial real estate	135,036	110,134
Residential real estate	2,605	—
Home equity	39,665	36,042
Personal lines of credit	1,953	1,460
Total outstanding commitments to extend credit	$294,567	$203,916
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
Investment in Affordable Housing Project
The Bank has committed $1.0 million to the Virginia Community Development Corporation (VCDC), a non-profit organization that seeks to gather capital from investors to build and operate low income housing programs. The Bank’s commitment is split evenly between two funds: the Housing Equity Fund of Virginia XVII, L.L.C (“Fund XVII”) and the Housing Equity Fund of Virginia XVIII, L.L.C. (“Fund XVIII”). The expected return on these two funds is in the form of tax credits and tax deductions from operating losses. The principal risk associated with such an investment results from potential noncompliance with the conditions in the tax law to qualify for the tax benefits, which could result in recapture of the tax benefits. As of September 30, 2015, the Bank had disbursed $95,000 and $5,500 to Fund XVII and Fund XVIII, respectively, as a result of investor capital calls. The Bank will make additional capital investments of $0.4 million by the end of 2017 for Fund XVII and additional capital investments of $0.5 million by the end of 2018 for Fund XVIII. The Bank accounts for the capital already disbursed in Other Assets on the balance sheet. To date, no related income resulting from tax benefits have been recorded, however the Company plans to record such related income using the effective interest method in the future.
Other Contractual Arrangements
The Bank is party to a contract dated October 7, 2010, with Fiserv, for core data processing and item processing services integral to the operations of the Bank. Under the terms of the agreement, the Bank may cancel the agreement subject to a substantial cancellation penalty based on the current monthly billing and remaining term of the contract. The initial term of services provided shall end seven years following the date services are first used. Services were first provided beginning May 16, 2011 and will expire on May 15, 2018. The Bank expects to pay Fiserv approximately $3.8 million over the remaining life of the contract.
Mortgage Banking Interest Rate Locks
As part of its mortgage banking activities, 1st Portfolio Lending enters into interest rate lock commitments, which are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. 1st Portfolio Lending then either locks the loan and rate in with an investor and commits to deliver the loan if settlement occurs (“Best Efforts”) or commits to deliver the locked loan in a binding (“Mandatory”) delivery program with an investor. Certain loans under rate lock commitments are covered under forward sales contracts of mortgage backed securities (“MBS”). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in mortgage banking activities in noninterest income. Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. 1st Portfolio Lending determines the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates and taking into consideration the probability that the rate lock commitments will close or will be funded.
Since the derivative instruments are not designated as hedging instruments, the fair value of the derivatives are recorded as a freestanding asset or liability with the change in value being recognized in current net income during the period of change. As of September 30, 2015 1st Portfolio Lending had open forward contracts with a notional value of $21.3 million. The open forward delivery contracts are composed of forward sales of MBS. The fair value of these open forward contracts was a liability of $0.1 million as of September 30, 2015. Certain additional risks arise from these forward delivery contracts in that the counterparties to the contracts may not be able to meet the terms of the contracts. The Company does not expect any counterparty to fail to meet its obligation. Additional risks inherent in mandatory delivery programs include the risk that if the Company does not close the loans subject to interest rate risk lock commitments, they will be obligated to deliver MBS to the counterparty under the forward sales agreement. Should this be required, the Company could incur significant costs in acquiring replacement loans or MBS and such costs could have an adverse effect on mortgage banking operations in future periods.
Interest rate lock commitments totaled $21.4 million as of September 30, 2015. Fair values of these best efforts commitments were $0.2 million as of September 30, 2015.

16. RELATED PARTY TRANSACTIONS
The aggregate amount of loans outstanding to employees, officers, directors, and to companies in which the Company’s directors were principal owners, amounted to $23.9 million, or 1.9 percent of total loans, and $26.7 million, or 2.5 percent of total loans, as of September 30, 2015 and December 31, 2014, respectively. In the third quarter 2015, principal advances to related parties in the ordinary course of business with substantially the same terms (including interest rates and collateral) as those prevailing at the time totaled $1.2 million and principal repayments and other reductions totaled $1.4 million. The aforementioned loans were made with consistent terms for comparable transactions with non-related parties. They do not involve more than normal risk of collectibility or present other unfavorable features.
Total deposit accounts with related parties totaled $44.9 million and $37.4 million as of September 30, 2015 and December 31, 2014, respectively.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, Common Equity Tier 1 and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, in each case as those terms are defined in the regulations. Management believes the Company satisfied all capital adequacy requirements to which it was subject as of September 30, 2015.
As of September 30, 2015, the Company was “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios, as set forth in the table below.

Table 17: Capital Amounts, Ratios and Regulatory Requirements Summary
	Actual		To Be Well Capitalized Under Prompt Corrective Action Provisions		For Minimum Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of September 30, 2015:
Total risk-based capital ratio
Consolidated	$159,663	11.77%	n/a	n/a	$108,546	>8.0%
Bank	153,689	11.34%	$135,572	>10.0%	108,457	>8.0%
Tier 1 risk-based capital ratio
Consolidated	145,590	10.73%	n/a	n/a	81,410	>6.0%
Bank	139,616	10.30%	108,457	>8.0%	81,343	>6.0%
Common Equity Tier (CET) 1 risk-based capital ratio (1)
Consolidated	128,843	9.50%	n/a	n/a	61,057	>4.5%
Bank	139,616	10.30%	88,122	>6.5%	61,007	>4.5%
Tier 1 leverage ratio
Consolidated	145,590	9.60%	n/a	n/a	60,657	>4.0%
Bank	139,616	9.29%	75,158	>5.0%	60,127	>4.0%

As of December 31, 2014:
Total risk-based capital ratio
Consolidated	$146,713	13.20%	n/a	n/a	$88,917	>8.0%
Bank	121,500	10.94%	$111,060	>10.0%	88,848	>8.0%
Tier 1 risk-based capital ratio
Consolidated	134,956	12.14%	n/a	n/a	44,467	>4.0%
Bank	109,743	9.88%	66,646	>6.0%	44,430	>4.0%
Tier 1 leverage ratio
Consolidated	134,956	10.23%	n/a	n/a	52,769	>4.0%
Bank	109,743	8.33%	65,872	>5.0%	52,698	>4.0%
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

Table 18: Basic and Dilutive Earnings Per Share
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(dollars in thousands, except for per share amounts)
Net income	$3,156	$2,831	$8,713	$6,869
Less: SBLF dividends	(22)	(39)	(73)	(128)
Net income available to common shareholders	$3,134	$2,792	$8,640	$6,741

Weighted average number of shares outstanding (1)	10,218,290	8,118,122	9,797,340	8,085,517
Effect of dilutive securities:
Restricted stock, stock options and warrants (1) (2)	188,470	228,671	172,701	225,075
Diluted weighted average number of shares outstanding (1)	10,406,760	8,346,793	9,970,041	8,310,592

Basic earnings per share (1)	$0.31	$0.34	$0.88	$0.83
Diluted earnings per share (1)	$0.31	$0.33	$0.87	$0.81
(1) Retroactively adjusted for the nine months ended September 30, 2014 to reflect the effect of all stock dividends.
(2) For the three and nine months ended September 30, 2015 and 2014 all stock options were dilutive.
19. OTHER OPERATING EXPENSES

Table 19: Consolidated Statement of Operations - Other Operating Expenses Detail
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands)
Other real estate owned expenses	$5	$78	$19	$311
Business and franchise tax	275	217	718	609
Advertising and promotional expenses	229	172	636	467
FDIC premiums	203	211	621	650
Postage, printing and supplies	53	45	135	158
Directors' fees	104	79	261	214
Insurance	49	23	156	70
Other	306	287	792	816
Other expenses	$1,224	$1,112	$3,338	$3,295

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
Net transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period. There were no transfers within the fair value hierarchy for fair value measurements of WashingtonFirst’s investment securities during the nine months ended September 30, 2015 or 2014.
Nonrecurring Fair Value Measurements and Classification
Loans Held for Investment
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
Fair Value Classification and Transfers
As of September 30, 2015, WashingtonFirst’s assets and liabilities recorded at fair value included financial instruments valued at $16.0 million whose fair values were estimated by management in the absence of readily determinable fair values (i.e., level 3). These financial instruments measured as level 3 represented 1.0 percent of total assets and 7.4 percent of financial instruments measured at fair value as of September 30, 2015. As of December 31, 2014, WashingtonFirst’s assets and liabilities recorded at fair value included financial instruments valued at $23.6 million whose fair values were estimated by management in the absence of readily determinable fair values. These financial instruments measured as level 3 represented 1.8 percent of total assets and 12.4 percent of financial instruments measured at fair value as of December 31, 2014.

The following tables present information about WashingtonFirst’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2015 and December 31, 2014, respectively, and indicate the fair value hierarchy of the valuation techniques used by WashingtonFirst to determine such fair value:

Table 20.1: Summary of Assets and Liabilities Measured at Fair Value
	As of September 30, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
U.S. Treasuries	$4,558	$—	$—	$4,558
U.S. Government agencies	—	86,658	—	86,658
Mortgage-backed securities	—	55,730	—	55,730
Collateralized mortgage obligations	—	39,827	—	39,827
Taxable state and municipal securities	—	10,989	—	10,989
Tax-exempt state and municipal securities	—	3,388	—	3,388
Financial derivatives	—	—	211	211
Total recurring assets at fair value	$4,558	$196,592	$211	$201,361
Liabilities:
Financial derivatives	$—	$—	$125	$125
Total recurring liabilities at fair value	$—	$—	$125	$125
Nonrecurring:
Assets:
Loans held for investment (1)	$—	$—	$15,690	$15,690
Other real estate owned	—	—	109	109
Total nonrecurring assets at fair value	$—	$—	$15,799	$15,799

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
U.S. Treasuries	$3,014	$—	$—	$3,014
U.S. Government agencies	—	51,864	—	51,864
Mortgage-backed securities	—	50,792	—	50,792
Collateralized mortgage obligations	—	44,815	—	44,815
Taxable state and municipal securities	—	12,754	—	12,754
Tax-exempt state and municipal securities	—	3,269	—	3,269
Total recurring assets at fair value	$3,014	$163,494	$—	$166,508

Nonrecurring:
Assets:
Loans held for investment (1)	$—	$—	$23,199	$23,199
Other real estate owned	—	—	361	361
Total nonrecurring assets at fair value	$—	$—	$23,560	$23,560

(1)	Represents the impaired loans, net of allowance, that have been individually evaluated and reserved for.
The recurring level 3 level 3 assets and liabilities are related to the fair value of the interest rate locks on the 1st Portfolio Lending company that acquired in July 2015. These derivatives represent the fair value of the interest rate locks and forward sales contracts of mortgage backed securities. The fair value utilizes market pricing for the valuation with the unobservable inputs being the estimated pullthrough percentages which ranges from 75 percent to 90 percent. For more information on these derivatives, see Note 15 - Commitments and Contingencies.

Fair Value of Financial Instruments

Table 20.2: Estimated Fair Values and Carrying Values for Financial Assets, Liabilities and Commitments
	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$64,065	$64,065	$62,306	$62,306
Investment securities	201,150	201,150	166,508	166,508
Restricted Stock	5,694	5,694	5,225	5,225
Loans held for sale	28,495	28,495	1,068	1,068
Loans held for investment, net	1,244,730	1,276,752	1,055,801	1,061,167
Bank-owned life insurance	13,428	13,428	13,147	13,147
Derivatives	211	211	—	—
Liabilities:
Time deposits	417,145	418,814	370,904	372,041
Other borrowings	8,407	8,407	8,237	8,237
FHLB advances	99,952	104,008	86,047	86,583
Long-term borrowings	10,156	10,349	10,027	13,398
Derivatives	125	125	—	—
Off-balance sheet instruments	—	—	—	—
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
Loans held for investment, net. For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For all other loans, fair values are calculated by discounting the contractual cash flows using estimated market discount rates which reflect the credit and interest rate risk inherent in the loans, or by using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Therefore, the loans reported at fair value result in a level 2 classification.
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
21. SUBSEQUENT EVENTS
On October 5, 2015, the Company completed a private placement totaling $25 million of ten-year subordinated notes, with a five-year call, to institutional investors. These notes qualify as Tier 2 capital, and bear interest at a fixed rate of 6.00% for the first five years, and thereafter will bear a floating interest rate.
On October 6, 2015, the Company announced that it paid off the remaining $8.9 million of preferred stock issued in connection with the Company's participation in the Small Business Lending Fund ("SBLF"). The dividend rate on the SBLF preferred stock, which had remained constant at 1% since the preferred stock was issued in 2011, was scheduled to increase to 9% in February of 2016. Additionally, the Company paid off $2.5 million of its outstanding 8% subordinated notes maturing in 2021. The aforementioned capital raise contributed to the payoff of both the remaining SBLF and outstanding subordinated notes. Remaining funds were invested in the Bank.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations should be read together with WashingtonFirst’s financial statements and the related notes to the financial statements for the nine months ended September 30, 2015 and 2014.
The discussion below and the other sections to which WashingtonFirst has referred you contains management’s comments on WashingtonFirst’s business strategy and outlook, such discussions contain forward-looking statements. These forward-looking statements reflect the expectations, beliefs, plans and objectives of management about future financial performance and assumptions underlying management’s judgment concerning the matters discussed, and accordingly, involve estimates, assumptions, judgments and uncertainties. WashingtonFirst’s actual results could differ materially from those discussed in the forward-looking statements and the discussion below is not necessarily indicative of future results. Factors that could cause or contribute to any differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in Part II, Item 1A “Risk Factors” and below in “Cautionary Note Regarding Information Regarding Forward-Looking Statements.”
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
Forward-looking statements reflect our expectation or prediction of future conditions, events or results based on information currently available. These forward-looking statements are subject to significant risks and uncertainties that may cause actual results to differ materially from those in such statements. These risk and uncertainties include, but are not limited to, the risks identified in Item 1A “Risk Factors” and the following:

•	competition among financial services companies may increase and adversely affect operations of WashingtonFirst;

•	changes in the level of nonperforming assets and charge-offs;

•	changes in the availability of funds resulting in increased costs or reduced liquidity;

•	changes in accounting policies, rules and practices;

•	changes in the assumptions underlying the establishment of reserves for possible loan losses and other estimates;

•	impairment concerns and risks related to WashingtonFirst’s investment portfolio, and the impact of fair value accounting, including income statement volatility;

•	changes in the interest rate environment and market prices may reduce WashingtonFirst’s net interest margins, asset valuations and expense expectations;

•	general business and economic conditions in the markets WashingtonFirst serves change or are less favorable than expected;

•	legislative or regulatory changes adversely affect WashingtonFirst’s businesses;

•	reactions in financial markets related to potential or actual downgrades in the sovereign credit rating of the United States and the budget deficit or national debt of the United States government;

•	changes in the way the FDIC insurance premiums are assessed;

•	increase in personal or commercial bankruptcies or defaults;

•	technology-related changes are harder to make or more expensive than expected;

•	future mergers or acquisitions, if any;

•	our ability to raise capital as needed by our business; and

•	other circumstances, many of which are beyond our control.

Forward-looking statements included herein speak only as of the date of this report. WashingtonFirst does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of this report or to reflect the occurrence of unanticipated events except as required by federal securities laws.
Overview
WashingtonFirst generates the majority of its revenues from interest income on loans, income from investment securities, service charges on customer accounts, and mortgage activities. Revenues are partially offset by interest expense paid on deposits and other borrowings, and non-interest expenses such as compensation and employee benefits, other operating costs and occupancy expenses. Net interest income is the difference between interest income on earning assets such as loans and securities and interest expense on liabilities such as the deposits and borrowings used to fund those assets. Net interest income is the Company’s largest source of revenue. Net interest income after provision for loan losses for the three and nine months ended September 30, 2015 was $13.2 million and $37.2 million, respectively, compared to $11.6 million and $32.8 million for the same periods in 2014. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and margin.
Net income available to common shareholders was $3.1 million and $8.6 million for the three and nine months ended September 30, 2015, compared to $2.8 million and $6.7 million for the three and nine months ended September 30, 2014. Diluted earnings per share were $0.31 per common share and $0.87 per common share for the three and nine months ended September 30, 2015, compared to $0.33 per common share and $0.81 per common share for the same periods in 2014. The increase in net income available to common shareholders year over year is primarily the result of an increased average balance in interest earning assets due to organic growth of the Bank and the 1st Portfolio acquisition. While revenues increased as a result of the larger loan portfolio and mortgage activities, overall costs have remained fairly stable with non-interest expenses increasing $3.2 million to $27.7 million for the nine months ended September 30, 2015, compared to $24.5 million for the same period in 2014.
As of September 30, 2015 and December 31, 2014, total assets were $1.6 billion and $1.3 billion, respectively. Total net loans held for investment increased by $188.9 million (17.9 percent) from $1.1 billion as of December 31, 2014, to $1.2 billion as of September 30, 2015.
As of September 30, 2015, WashingtonFirst had $12.5 million in nonperforming assets, an increase of $1.3 million from December 31, 2014. Allowance for loan losses increased by $2.3 million during the nine months ended September 30, 2015 compared to December 31, 2014. The increase in the allowance was driven by provisions of $2.5 million partially offset by net charge-offs of $0.2 million. This resulted in a $11.6 million allowance for loan losses as of September 30, 2015, compared to $9.3 million as of December 31, 2014.
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
The general allowance constituted 76.6 percent of the total allowance at September 30, 2015 and 70.5 percent at December 31, 2014. The general allowance is calculated in two parts based on an internal risk classification of loans within each portfolio segment. Allowances on loans considered to be impaired under regulatory guidance are calculated separately from loans considered to be “pass” rated under the same guidance. This segregation allows the Company to monitor the allowance applicable to higher risk loans separate from the remainder of the portfolio in order to better manage risk and ensure the sufficiency of the allowance for loan losses. The loans held for investment acquired in the Millennium Transaction and Alliance Acquisition were recorded at fair value, and the original credit marks from purchase accounting are not affecting the allowance for loan losses as of September 30, 2015. Allowances on those loans subsequent to the acquisition have been recorded in the allowance for loan losses.
As of September 30, 2015, the specific allowance accounted for 23.4 percent of the total allowance as compared to 29.5 percent at December 31, 2014. The estimated losses on impaired loans can differ substantially from actual losses. The portion of the allowance representing specific allowances is established on individually impaired loans. As a practical expedient, for collateral dependent loans, the Company measures impairment based on the net realizable value of the underlying collateral. For loans on which the Company has not elected to use a practical expedient to measure impairment, the Company will measure impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate. In determining the cash flows to be included in the discount calculation the Company considers the following factors that combine to estimate the probability and severity of potential losses:

•	the borrower’s overall financial condition;

•	resources and payment record;

•	demonstrated or documented support available from financial guarantors; and

•	the adequacy of collateral value and the ultimate realization of that value at liquidation.

Goodwill and Other Intangible Asset Impairment
Goodwill represents the excess purchase price paid over the fair value of the net assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value be compared to the carrying amount of net assets, including goodwill. If the net fair value exceeds the net book value, no write-down of recorded goodwill is required. If the fair value is less than book value, an expense may be required to write-down the related goodwill to the proper carrying value. The Company tests for impairment of goodwill as of each fiscal year end and again at any quarter-end if any triggering events occur during a quarter that may affect goodwill. Examples of such events include, but are not limited to, a significant deterioration in future operating results, adverse action by a regulator or a loss of key personnel. Determining the fair value requires the Company to use a degree of subjectivity. WashingtonFirst recognized approximately $2.6 million of goodwill as a part of the Millennium Transaction and approximately $5.2 million of goodwill as part of the 1st Portfolio acquisition. No goodwill impairment was recognized for the three and nine months ended September 30, 2015 and 2014.
Core deposit intangible assets arise when a bank has a stable deposit base comprised of funds associated with long-term customer relationships. The intangible asset value derives from customer relationships that provide a low-cost source of funding. In connection with the Millennium Transaction in 2014 and the acquisition of Alliance in 2012, the Company recorded $0.5 million and $0.4 million of core deposit intangibles, respectively, which is presented in the identifiable intangibles line item on the consolidated balance sheet. These are being amortized straight-line over a five year or eight year period, depending on the nature of the deposits underlying the intangible.
Client list intangible assets arise when a client list is acquired through a business combination and that client list is deemed to be an asset that will provide value over a finite period of time. During the third quarter of 2015, approximately $1.4 million relating to a client list intangible asset was added to the balance sheet during the 1st Portfolio Acquisition. The client list will amortize straight-line over a fifteen year period.
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

Acquisition Activities
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
1st Portfolio Acquisition
On May 13, 2015, WashingtonFirst entered into an Agreement and Plan of Reorganization (“1st Portfolio Agreement”) providing for the Company’s acquisition of 1st Portfolio Holding Corporation (1st Portfolio Holding”) with and into the Company (“1st Portfolio Acquisition”). The 1st Portfolio Acquisition closed on July 31, 2015. 1st Portfolio Holding’s wholly owned subsidiary, 1st Portfolio Wealth Advisors became a wholly owned subsidiary of WashingtonFirst and wholly owned subsidiary 1st Portfolio Lending Corporation (“1st Portfolio Lending”) became a wholly owned subsidiary of WashingtonFirst Bank.
The 1st Portfolio Acquisition was accounted for using the acquisition method. Accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the transaction date. The excess of fair value of net liabilities assumed exceeded cash received in the transaction resulting in goodwill of $5.2 million. The Company also recorded $1.4 million in customer list intangibles which will be amortized over 15 years.

Results of Operations

Table M1: Selected Performance Ratios
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(dollars in thousands, except earnings per share)
Average total assets	$1,517,526	$1,290,932	$1,433,581	$1,237,554
Average shareholders' equity	148,841	113,127	140,171	112,032
Net income	3,156	2,831	8,713	6,869
Basic earnings per common share (1)	$0.31	$0.34	$0.88	$0.83
Fully diluted earnings per common share (1)	$0.31	$0.33	$0.87	$0.81
Return on average assets (2)	0.83%	0.87%	0.81%	0.74%
Return on average shareholders' equity (2)	8.41%	9.93%	8.31%	8.20%
Return on average common equity (2)	9.57%	11.35%	8.85%	9.49%
Average shareholders' equity to average total assets	9.81%	8.76%	9.78%	9.05%
Efficiency ratio	65.73%	64.93%	63.29%	67.04%
Dividend payout ratio	16.13%	11.76%	17.05%	14.46%
(1) Retroactively adjusted for the nine months ended September 30, 2014 to reflect the effect of all stock dividends.
(2) Annualized.

Table M2: Net Interest Income and Margin
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(dollars in thousands)
Net interest income	$14,162	$12,464	$39,640	$34,990
Yield on average interest-earning assets (1)	4.37%	4.48%	4.35%	4.42%
Rate on average interest-earning liabilities (1)	0.87%	0.84%	0.87%	0.82%
Net interest spread (1)	3.50%	3.64%	3.48%	3.60%
Net interest margin (1)	3.76%	3.88%	3.74%	3.84%
(1) Annualized.
The following tables provide information regarding interest-earning assets and funding for the three and nine months ended September 30, 2015 and 2014. The balance of non-accruing loans is included in the average balance of loans presented, though the related income is accounted for on a cash basis. Therefore, as the balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly. The increase in average rate on interest-bearing deposit accounts is consistent with general trends in average short-term rates during the periods presented. The upward trend in the average rate on time deposits reflects the maturity of older time deposits and the issuance of new time deposits at higher market rates.

Table M3: Average Balances, Interest Income and Expense and Average Yield and Rates - 3 Months
	For the Three Months Ended
	September 30, 2015			September 30, 2014
	Average Balance	Income/ Expense	Yield/ Rate (6)	Average Balance	Income/ Expense	Yield/ Rate (6)
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (1)	$1,229,792	$15,504	4.93%	$988,004	$13,464	5.33%
Investment securities - taxable	189,852	832	1.71%	170,493	727	1.67%
Investment securities - tax-exempt (2)	2,509	15	3.18%	4,189	26	3.16%
Other equity securities	6,414	69	4.27%	4,541	36	3.18%
Interest-bearing balances	—	—	—%	19,221	30	0.62%
Federal funds sold	44,891	42	0.37%	67,777	59	0.34%
Total interest earning assets	1,473,458	16,462	4.37%	1,254,225	14,342	4.48%
Non-interest earning assets:
Cash and due from banks	4,907			2,236
Premises and equipment	6,798			6,039
Other real estate owned	183			973
Other assets (3)	42,965			35,945
Less: allowance for loan losses	(10,785)			(8,486)
Total non-interest earning assets	44,068			36,707
Total Assets	$1,517,526			$1,290,932

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$111,758	$70	0.25%	$89,528	$45	0.20%
Money market deposit accounts	235,004	289	0.49%	217,687	259	0.47%
Savings accounts	136,834	238	0.69%	129,151	223	0.69%
Time deposits	418,851	1,056	1.00%	363,129	885	0.97%
Total interest-bearing deposits	902,447	1,653	0.73%	799,495	1,412	0.70%
FHLB advances	116,990	422	1.41%	71,160	283	1.56%
Other borrowings and long-term borrowings	20,934	225	4.24%	18,292	183	3.94%
Total interest-bearing liabilities	1,040,371	2,300	0.87%	888,947	1,878	0.84%
Non-interest-bearing liabilities:
Demand deposits	316,223			283,096
Other liabilities	12,091			5,762
Total non-interest-bearing liabilities	328,314			288,858
Total Liabilities	1,368,685			1,177,805
Shareholders’ Equity	148,841			113,127
Total Liabilities and Shareholders’ Equity	$1,517,526			$1,290,932

Interest Spread (4)			3.50%			3.64%
Net Interest Margin (2)(5)		$14,162	3.76%		$12,464	3.88%

(1)	Includes loans held for sale and loans placed on non-accrual status.

(2)	Yield is presented on a fully taxable equivalent basis using a federal statutory rate of 35 percent.

(3)	Includes intangibles, deferred tax asset, accrued interest receivable, bank-owned life insurance and other assets.

(4)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(5)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

(6)	Annualized income/expense is used for the yield/rate.

Table M4: Average Balances, Interest Income and Expense and Average Yield and Rates - 9 Months
	For the Nine Months Ended
	September 30, 2015			September 30, 2014
	Average Balance	Income/ Expense	Yield/ Rate (6)	Average Balance	Income/ Expense	Yield/ Rate (6)
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (1)	$1,143,556	$43,258	4.99%	$920,379	$37,658	5.40%
Investment securities - taxable	179,730	2,334	1.71%	162,509	2,122	1.72%
Investment securities - tax-exempt (2)	2,688	51	3.20%	5,287	112	3.59%
Other equity securities	6,026	186	4.12%	3,872	106	3.66%
Interest-bearing balances	5,668	27	0.64%	13,920	65	0.62%
Federal funds sold	57,061	168	0.39%	95,486	184	0.26%
Total interest earning assets	1,394,729	46,024	4.35%	1,201,453	40,247	4.42%
Non-interest earning assets:
Cash and due from banks	3,757			3,213
Premises and equipment	6,360			5,857
Other real estate owned	307			1,109
Other assets (3)	38,433			34,259
Less: allowance for loan losses	(10,005)			(8,337)
Total non-interest earning assets	38,852			36,101
Total Assets	$1,433,581			$1,237,554

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$104,942	$188	0.24%	$90,109	$140	0.21%
Money market deposit accounts	217,739	794	0.49%	210,784	764	0.48%
Savings accounts	129,938	666	0.69%	123,272	672	0.73%
Time deposits	402,958	2,974	0.99%	361,690	2,439	0.90%
Total interest-bearing deposits	855,577	4,622	0.72%	785,855	4,015	0.68%
FHLB advances	106,717	1,171	1.45%	54,541	698	1.69%
Other borrowings and long-term borrowings	18,865	591	4.16%	18,529	544	3.89%
Total interest-bearing liabilities	981,159	6,384	0.87%	858,925	5,257	0.82%
Non-interest-bearing liabilities:
Demand deposits	302,524			261,269
Other liabilities	9,727			5,328
Total non-interest-bearing liabilities	312,251			266,597
Total Liabilities	1,293,410			1,125,522
Shareholders’ Equity	140,171			112,032
Total Liabilities and Shareholders’ Equity	$1,433,581			$1,237,554

Interest Spread (4)			3.48%			3.60%
Net Interest Margin (2)(5)		$39,640	3.74%		$34,990	3.84%

(1)	Includes loans held for sale and loans placed on non-accrual status.

(2)	Yield is presented on a fully taxable equivalent basis using a federal statutory rate of 35 percent.

(3)	Includes intangibles, deferred tax asset, accrued interest receivable, bank-owned life insurance and other assets.

(4)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(5)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

(6)	Annualized income/expense is used for the yield/rate.

The following tables set forth information regarding the changes in the components of WashingtonFirst’s net interest income for the periods indicated. For each category, information is provided for changes attributable to changes in volume (change in volume multiplied by old rate) and changes in rate (change in rate multiplied by old volume). Combined rate/volume variances, the third element of the calculation, are allocated based on their relative size. The decreases in income due to changes in rate reflect the reset of variable rate investments, variable rate deposit accounts and adjustable rate mortgages to lower rates and the acquisition of new lower yielding investments and loans, as described above. The increase in expense for the nine months ended September 30, 2015 reflects the increased cost of funding due to higher interest rates prevailing in the debt markets. The increases due to changes in volume reflect the increase in on-balance sheet assets during the three and nine months ended September 30, 2015 and 2014.

Table M5: Changes in Rate and Volume Analysis
	For the Three Months Ended September 30, 2015 Compared to Same Period 2014			For the Nine Months Ended September 30, 2015 Compared to Same Period 2014
	(Decrease)/Increase Due to			(Decrease)/Increase Due to
	Rate	Volume	Total	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Loans	$(5,570)	$7,610	$2,040	$(4,412)	$10,012	$5,600
Investment securities - taxable	18	87	105	(20)	232	212
Investment securities - tax exempt	1	(12)	(11)	(11)	(50)	(61)
Other equity securities	15	18	33	15	65	80
Interest bearing balances	(15)	(15)	(30)	3	(41)	(38)
Federal funds sold	29	(46)	(17)	102	(118)	(16)
Total income from interest-earning assets	(5,522)	7,642	2,120	(4,323)	10,100	5,777
Expense from interest-bearing liabilities:
Interest-bearing deposits	60	181	241	242	365	607
FHLB Advances	(168)	307	139	(167)	640	473
Borrowed funds	14	28	42	37	10	47
Total expense from interest-bearing liabilities	(94)	516	422	112	1,015	1,127
Increase in net interest income	$(5,428)	$7,126	$1,698	$(4,435)	$9,085	$4,650
Interest Earning Assets
Average loan balances were $1.1 billion for the nine months ended September 30, 2015, compared to $920.4 million for the nine months ended September 30, 2014. The related interest income from loans was $43.3 million for the nine months ended September 30, 2015 resulting in an average yield of 4.99 percent, compared to $37.7 million for the nine months ended September 30, 2014, resulting in average yields of 5.40 percent. The decrease in average yield on loans reflects competitive pressure on loan pricing during the period (including the repricing of adjustable rate loans). Interest rates are established for classes of loans that include variable rates based on the prime rate as reported by The Wall Street Journal or other market indices while others carry fixed rates with terms as long as 15 years. Most variable rate originations include minimum initial rates and/or floors.
Taxable investment securities balances averaged $179.7 million for the nine months ended September 30, 2015, compared to $162.5 million for the same period 2014. Interest income generated on these investment securities for the nine months ended September 30, 2015 totaled $2.3 million, or a 1.71 percent yield, compared to $2.1 million or a 1.72 percent yield for the same period 2014.
Tax-exempt investment securities balances averaged $2.7 million for the nine months ended September 30, 2015, compared to $5.3 million for 2014. Interest income generated on these investment securities for the nine months ended September 30, 2015 totaled $51,000, or a 3.20 percent yield, compared to $112,000 or a 3.59 percent for the same period 2014. The yield for tax-exempt securities has been presented as a fully taxable equivalent.
Other equity securities balances averaged $6.0 million for the nine months ended September 30, 2015, compared to $3.9 million for the same period 2014. Interest income generated on these investment securities for the nine months ended September 30, 2015 totaled $186,000, or a 4.12 percent yield, compared to $106,000 or a 3.66 percent for the same period 2014.
Interest-bearing balances averaged $5.7 million for the nine months ended September 30, 2015, compared to $13.9 million, for the nine month ended September 30, 2014. The increase in the average investment securities was primarily a result of shifting excess cash reserves into the investment portfolio. Interest income generated on these investment securities for the nine months ended September 30, 2015 totaled $27,000, or a 0.64 percent yield, compared to $65,000 or a 0.62 percent for the same period 2014.

Short-term investments in federal funds sold averaged $57.1 million as of September 30, 2015, compared to $95.5 million for the nine months ended September 30, 2014. Interest income generated on these assets for the nine months ended September 30, 2015 totaled $0.2 million, or a 0.39 percent yield, compared to $0.2 million or a 0.26 percent yield for the same period 2014.
Interest Bearing Liabilities
Average interest-bearing deposits were $855.6 million for the nine months ended September 30, 2015 compared to $785.9 million as of September 30, 2014. The increase in the average interest-bearing deposits as of September 30, 2015 compared to September 30, 2014 is the result of organic growth and acquisitions. The related interest expense from interest-bearing deposits was $4.6 million for the nine months ended September 30, 2015, compared to $4.0 million for the nine months ended September 30, 2014. The average rate on these deposits was 0.72 percent for the nine months ended September 30, 2015, compared to 0.68 percent for the same period 2014. The increase in interest expense is primarily attributable to an increase in the average balance of interest bearing liabilities as well as changes in the mix of deposit funding.
FHLB advances averaged $106.7 million as of September 30, 2015, compared to $54.5 million as of September 30, 2014. Interest expense incurred on these borrowings for the nine months ended September 30, 2015 totaled $1.2 million, or a 1.45 percent rate, compared to $0.7 million, or a 1.69 percent rate, for the nine months ended September 30, 2014.
Other borrowings and long-term liabilities averaged $18.9 million for the nine months ended September 30, 2015, compared to $18.5 million for the same period 2014. Interest expense incurred on these borrowings for the nine months ended September 30, 2015 totaled $0.6 million, or a 4.16 percent rate, compared to $0.5 million, or a 3.89 percent rate for the nine months ended September 30, 2014.
Provision for Loan Losses. During the three months ended September 30, 2015, WashingtonFirst recorded provisions to its allowance for loan losses of $0.9 million, charge-offs of $0 and recoveries of $22 thousand, compared to provisions to its allowance for loan losses of $0.9 million, charge-offs of $0.3 million and recoveries of $29 thousand for the three months ended September 30, 2014. During the nine months ended September 30, 2015, WashingtonFirst recorded provisions to its allowance for loan losses of $2.5 million, charge-offs of $0.3 million and recoveries of $0.1 million, compared to provisions to its allowance for loan losses of $2.2 million, charge-offs of $2.0 million and recoveries of $0.3 million for the nine months ended September 30, 2014.
Service Charges on Deposit Accounts. Service charges on deposit accounts were $0.1 million for both the three months ended September 30, 2015 and 2014. For both the nine months ended September 30, 2015 and 2014, service charges on deposit accounts were $0.3 million.
Earnings on Bank-Owned Life Insurance. Earnings on bank-owned life insurance were $0.1 million for both the three months ended September 30, 2015 and 2014. For both the nine months ended September 30, 2015 and 2014, earnings on bank-owned life insurance were $0.3 million.
Gain on Sale of Other Real Estate Owned. During both the three and nine months ended September 30, 2015, WashingtonFirst realized net gains on sales of OREO properties of $14,000 and $0.1 million, respectively, compared to zero and $69,000 for the three and nine months ended September 30, 2014. See Note 8 - Other Real Estate Owned for further details.
Gain on Sale of Loans, net. During the three and nine months ended September 30, 2015, WashingtonFirst realized gains on the sale of loans of $2.0 million and $2.2 million, respectively, compared to $0.2 million for both the three and nine months ended September 30, 2014. The increase in gain on sale of loans is a result of the mortgage business acquired during the 1st Portfolio acquisition on July 31, 2015.
Mortgage Banking Activities. During both the three and nine months ended September 30, 2015 income related to mortgage banking activities was $0.3 million, compared to immaterial amounts for the three and nine month ended September 30, 2014. The increase in income derived from mortgage banking activities is a result of the mortgage business acquired during the 1st Portfolio acquisition on July 31, 2015.
Wealth Management Income. During both the three and nine months ended September 30, 2015 wealth management income was $0.3 million, compared to no similar income for the three and nine month ended September 30, 2014. The increase in wealth management income a result of the wealth management business acquired during the 1st Portfolio acquisition on July 31, 2015.
(Loss)/Gain on Sale of Available-for-Sale Investment Securities. During the three and nine months ended September 30, 2015, WashingtonFirst received proceeds of $4.0 million and $18.8 million, respectively, from the call or sale of securities from its available-for-sale investment portfolio resulting in net realized losses of $12,000 and net realized gains of $10,000, respectively. During the three and nine months ended September 30, 2014, WashingtonFirst received proceeds of $6.5 million and $20.1 million, respectively, from the call or sale of securities from its available-for-sale investment portfolio resulting in net realized gains of $22,000 and $0.2 million, respectively.

Other Operating Income. During the three and nine months ended September 30, 2015, WashingtonFirst recorded $0.1 million and $0.6 million, respectively, of other operating income compared to $0.1 million and $0.4 million, respectively, for the same period in 2014.
Compensation and Employee Benefits. Compensation and employee benefits were $6.8 million and $15.5 million for the three and nine months ended September 30, 2015, respectively, compared to $4.8 million and $13.4 million, respectively, for the same periods in 2014. The increase in compensation and employee benefits expense is primarily the result of increased headcount as the bank continues to grow and the 1st Portfolio acquisition.
Premises and Equipment. Premises and equipment expenses were $1.6 million and $4.6 million for the three and nine months ended September 30, 2015, respectively, compared to $1.4 million and $4.3 million, respectively, for the same periods in 2014.
Data Processing. Data processing expenses were $0.9 million and $2.6 million for the three and nine months ended September 30, 2015, respectively, compared to $0.8 million and $2.2 million, respectively, for the same periods in 2014. The increase during the third quarter in 2015 compared the third quarter of of 2014 was primarily due to the increased size of the company as it continues to grow.
Professional Fees. Professional fees, which include legal, accounting and other professional services, were $0.3 million and $0.9 million for the three and nine months ended September 30, 2015, respectively, compared to $0.4 million and $1.1 million for the three and nine months ended September 30, 2014, respectively.
Other Operating Expenses. Other operating expenses were $1.2 million and $3.3 million for the three and nine months ended September 30, 2015, respectively, compared to $1.1 million and $3.3 million during the same periods in 2014. See Note 19 - Other Operating Expenses for further details.
Provision for Income Taxes. Provision for income taxes were $1.8 million and $4.9 million for the three and nine months ended September 30, 2015, respectively, compared to $0.8 million and $3.0 million during the same periods in 2014, resulting in effective tax rates of 35.82 percent and 30.10 percent, respectively. The increase in the effective tax rate is the result of a return to provisions adjustments and a release of a deferred tax asset valuation allowance in the third quarter 2014.
Financial Condition
Total assets were $1.6 billion as of September 30, 2015, compared to $1.3 billion as of December 31, 2014. As of September 30, 2015, WashingtonFirst had $64.1 million of cash and cash equivalents, compared to $62.3 million as of December 31, 2014. As of September 30, 2015, WashingtonFirst had $201.2 million of investments, compared to $166.5 million as of December 31, 2014.
Total net loans held for investment, net, increased by $188.9 million (17.9 percent) from $1.06 billion as of December 31, 2014, to $1.24 billion as of September 30, 2015.
Total deposits increased $223.9 million (20.6 percent) from $1.1 billion as of December 31, 2014 to $1.3 billion as of September 30, 2015.
Total shareholders’ equity increased $20.0 million (14.9 percent) from $134.5 million as of December 31, 2014 to $154.6 million as of September 30, 2015. The increase in total shareholders’ equity during that period is primarily the result of the 1st Portfolio Acquisition, net income of $8.7 million, stock option exercises of $0.3 million, year to date dividends declared of $1.5 million, and a $0.9 million increase in accumulated other comprehensive income as a result of the change in fair value of the available-for-sale investment portfolio.
Loans Held for Sale
Loans in this category are originated by the 1st Portfolio Lending, a wholly-owned subsidiary of WashingtonFirst Bank, and comprised of residential mortgage loans extended to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loans. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans and servicing are sold concurrently. The Loans Held for Sale (“LHFS”) are closed in the 1st Portfolio Lending name and carried on our books until the loan is delivered to and purchased by an investor, generally within fifteen to forty-five days. 1st Portfolio Lending was recently acquired, please see Note 3 - Acquisition Activity, for further details. As of September 30, 2015, loans held for sale totaled $28.5 million. The amount of loans held for sale outstanding at the end of any given month fluctuates with the volume of loans closed during the month and the timing of loans purchased by investors.

Loans Held for Investment
In its lending activities, WashingtonFirst seeks to develop relationships with clients whose business and individual banking needs will grow with WashingtonFirst. WashingtonFirst has made significant efforts to be responsive to the lending needs in the markets served, while maintaining sound asset quality and credit practices. WashingtonFirst extends credit to construction and development, residential real estate, commercial real estate, commercial and industrial and consumer borrowers in the normal course of business. The gross loans held for investment portfolio totaled $1.3 billion as of September 30, 2015, an increase of $191.2 million from the December 31, 2014 balance of $1.1 billion.

Table M6: Loans Held for Investment Portfolio by Loan Class
	September 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Construction and development	$200,100	15.9%	$156,241	14.7%
Commercial real estate	768,985	61.2%	650,051	61.0%
Residential real estate	137,626	11.0%	122,306	11.5%
Real estate loans	1,106,711	88.1%	928,598	87.2%
Commercial and industrial	141,121	11.2%	127,084	11.9%
Consumer	8,471	0.7%	9,376	0.9%
Total loans held for investment	$1,256,303	100.0%	$1,065,058	100.0%
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
Loans secured by various types of real estate, which includes construction and development loans, commercial real estate loans, and residential real estate loans, constitute the largest portion of total loans. Of that portion, commercial real estate loans represent the largest dollar exposure. Substantially all of these loans are secured by properties in the greater Washington, D.C. metropolitan area with the heaviest concentration in Northern Virginia. Risk is managed through diversification by sub-market, property type, and loan size, and by seeking loans with multiple sources of repayment. The average outstanding loan balance in this portfolio is $0.6 million as of September 30, 2015.
Construction and development loans represented 15.9 percent and 14.7 percent of the total loan portfolio as of September 30, 2015 and December 31, 2014, respectively. New originations in this segment are being underwritten in the context of current market conditions and are particularly focused in sub-markets which the Company believes to be relatively strong as compared to other markets in the region. Legacy loans, particularly in the land and speculative construction portion of this portfolio, have been largely converted to amortizing loans with regular principal and interest payments. WashingtonFirst expects any future reductions in its land and speculative construction exposure to be partially offset by increases in residential construction activities as market conditions improve.
Secured residential real estate loans represented 11.0 percent and 11.5 percent of total loans as of September 30, 2015 and December 31, 2014, respectively. In general, loans in these categories represent loans underwritten to customers who had or established a deposit relationship with the respective bank at the time the loan was originated. WashingtonFirst believes that its underwriting criteria reflect current market conditions.

The contractual maturity ranges or repricing schedules, as appropriate, of the loans in WashingtonFirst’s loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of September 30, 2015 are summarized in the following table:

Table M7: Loan Portfolio Maturity Schedule by Loan Class
	As of September 30, 2015
	One Year or Less	One to Five Years	Over Five Years	Total
	(in thousands)
Construction and development	$123,108	$49,133	$27,859	$200,100
Commercial real estate	111,177	255,135	402,673	768,985
Residential real estate	9,739	18,128	109,759	137,626
Commercial and industrial	59,820	60,090	21,211	141,121
Consumer	1,032	5,840	1,599	8,471
Total loans	$304,876	$388,326	$563,101	$1,256,303

Loans with a predetermined interest rate	$66,434	$269,502	$98,436	$434,372
Loans with a floating or adjustable interest rate	238,442	118,824	464,665	821,931
Total loans	$304,876	$388,326	$563,101	$1,256,303
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

Table M8: Held for Investment Loan Portfolio by Risk Rating and Loan Class
	As of September 30, 2015
Internal risk rating grades	Pass	Pass Watch	Special Mention	Substandard	Total
Risk rating number	1 to 5	6	7	8
	(in thousands)
Construction and development	$198,559	$1,318	$—	$223	$200,100
Commercial real estate	748,283	7,028	7,314	6,360	768,985
Residential real estate	133,514	2,571	337	1,204	137,626
Commercial and industrial	131,322	3,897	1,484	4,418	141,121
Consumer	7,828	385	—	258	8,471
Balance at end of period	$1,219,506	$15,199	$9,135	$12,463	$1,256,303
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
When payments are 90 days or more in arrears or when WashingtonFirst determines that it is no longer prudent to recognize current interest income on a loan, WashingtonFirst classifies the loan as non-accrual. From time to time, a loan may be past due 90 days or more but is well secured and in the process of collection and thus warrants remaining on accrual status. Non-accrual loans decreased from $8.7 million as of December 31, 2014 to $8.4 million as of September 30, 2015. There were $0.1 million in loans past due more than 90 days that were still accruing as of September 30, 2015 and no loans past due more than 90 days that were still accruing as of December 31, 2014

Table M9: Loan Portfolio Aging and Non-Accrual Loans by Loan Class
	As of September 30, 2015
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non- Accrual	Total Past Due	Total Loans
	(in thousands)
Construction and development	$197,537	$684	$1,656	$—	$223	$2,563	$200,100
Commercial real estate	762,497	708	219	—	5,561	6,488	768,985
Residential real estate	136,054	489	—	—	1,083	1,572	137,626
Commercial and industrial	137,452	742	1,600	73	1,254	3,669	141,121
Consumer	8,213	—	—	—	258	258	8,471
Balance at end of period	$1,241,753	$2,623	$3,475	$73	$8,379	$14,550	$1,256,303

	As of December 31, 2014
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	Total Past Due	Total Loans
	(in thousands)
Construction and development	$155,414	$—	$586	$241	$827	$156,241
Commercial real estate	641,292	201	2,911	5,647	8,759	650,051
Residential real estate	119,855	598	—	1,853	2,451	122,306
Commercial and industrial	124,591	857	683	953	2,493	127,084
Consumer	9,112	264	—	—	264	9,376
Balance at end of period	$1,050,264	$1,920	$4,180	$8,694	$14,794	$1,065,058

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
The allowance for loan losses was $11.6 million as of September 30, 2015, or approximately 0.92 percent of outstanding loans held for investment, compared to $9.3 million or approximately 0.87 percent of outstanding loans held for investment as of December 31, 2014, and $9.0 million or approximately 0.88 percent of loans outstanding as of September 30, 2014.
WashingtonFirst has allocated $2.7 million as of September 30, 2015 for specific loans evaluated individually for impairment. For the three months ended September 30, 2015, WashingtonFirst recorded $0.9 million in provisions for loan losses, zero in charge-offs and $22,000 in recoveries, compared to $0.9 million in provision for loans losses, $0.3 million in charge-off and $29,000 in recoveries for the three months ended September 30, 2014. For the nine months ended September 30, 2015, WashingtonFirst recorded $2.5 million in provisions for loan losses, $0.3 million in charge-offs and $128,000 in recoveries, compared to $2.2 million in provision for loans losses, $2.0 million in charge-off and $0.3 million in recoveries for the nine months ended September 30, 2014.
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
Of the Bank’s $1.3 billion in gross loans outstanding as of September 30, 2015, approximately $101.2 million or 8.1 percent were recorded on the books at fair value in connection with the acquisition of Alliance and the Millennium Transaction and have an aggregate discount on the books of $4.8 million as of September 30, 2015. This discount is a net amount consisting of credit-related mark-downs of $4.9 million, yield-related mark-downs of $1.2 million and yield-related mark-ups of $1.3 million.
The adjustment required to reconcile GAAP allowance for loan losses with WashingtonFirst’s non-GAAP adjusted allowance for loan losses and adjusted allowance for loan losses to total loans ratios is the addition of the credit purchase accounting marks on purchased loans in the portfolio. Loans that were acquired under the purchase accounting method are carried at book value with certain accounting marks set up on them at the time of purchase. These accounting marks can be pricing marks or credit marks. Pricing marks account for the difference in current interest rates and the interest rate on the loan being acquired, and may be either positive or negative. Credit marks may only be negative and are similar to an allowance for loans losses based on credit quality. Therefore, in determining the adjusted allowance for loan losses and related ratio, the credit mark component is added to the allowance for loan losses and to the total loans held for investment. Below is a reconciliation of the allowance for loan losses and related ratios to the non-GAAP adjusted allowance for loan losses and related ratios as of September 30, 2015 and December 31, 2014:

Table M10: Reconciliation of GAAP Allowance Ratio to Non-GAAP Allowance Ratio
	September 30, 2015	December 31, 2014
	(dollars in thousands)
GAAP allowance for loan losses	$11,573	$9,257
GAAP loans held for investment, at amortized cost	1,256,303	1,065,058

GAAP allowance for loan losses to total loans	0.92%	0.87%

GAAP allowance for loan losses	$11,573	$9,257
Plus: Credit purchase accounting marks	4,965	6,336
Non-GAAP adjusted allowance for loan losses	$16,538	$15,593

GAAP loans held for investment, at amortized cost	$1,256,303	$1,065,058
Plus: Credit purchase accounting marks	4,965	6,336
Non-GAAP loans held for investment, at amortized cost	$1,261,268	$1,071,394

Non-GAAP adjusted allowance for loan losses to total loans	1.31%	1.46%

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

Table M11: Analysis of the Allowance for Loan Losses
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(dollars in thousands)
Balance at beginning of period	$10,626	$8,332	$9,257	$8,534
Provision for loan losses	925	900	2,475	2,205
Charge-offs:
Construction and development	—	—	—	(100)
Commercial real estate	—	(147)	(138)	(938)
Residential real estate	—	(140)	(143)	(681)
Commercial and industrial	—	—	—	(70)
Consumer loans	—	—	(6)	(232)
Total charge-offs	—	(287)	(287)	(2,021)
Recoveries:
Construction and development	—	—	—	—
Commercial real estate	1	—	1	102
Residential real estate	15	17	104	136
Commercial and industrial	5	6	20	12
Consumer	1	6	3	6
Total recoveries	22	29	128	256
Net recoveries/(charge-offs)	22	(258)	(159)	(1,765)
Balance at end of period	$11,573	$8,974	$11,573	$8,974

Allowance for loan losses to total loans	0.92%	0.88%	0.92%	0.88%
Non-GAAP adjusted allowance for loan losses to total loans	1.31%	1.58%	1.31%	1.58%
Allowance for loan losses to non-accrual loans	138.12%	104.86%	138.12%	104.86%
Allowance for loan losses to non-performing assets	92.44%	76.81%	92.44%	76.81%
Non-performing assets to total assets	0.78%	0.87%	0.78%	0.87%
Net charge-offs to average loans (1)	(0.01)%	0.10%	0.02%	0.26%
(1) Annualized.

Table M12: Changes in Allowance for Loan Losses by Loan Class
	September 30, 2015
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$1,650	$5,616	$1,290	$2,048	$22	$10,626
Provision for loan losses	167	687	(245)	251	65	925
Charge-offs	—	—	—	—	—	—
Recoveries	—	1	15	5	1	22
Ending Balance	$1,817	$6,304	$1,060	$2,304	$88	$11,573

For the Nine Months Ended:
Beginning Balance	$1,028	$5,674	$920	$1,612	$23	$9,257
Provision for loan losses	789	767	179	672	68	2,475
Charge-offs	—	(138)	(143)	—	(6)	(287)
Recoveries	—	1	104	20	3	128
Ending Balance	$1,817	$6,304	$1,060	$2,304	$88	$11,573

Table M13: Loans Held for Investment and Related Allowance for Loan Losses by Impairment Method and Loan Class
	As of September 30, 2015
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Ending Balance:
Evaluated collectively for impairment	$199,877	$752,923	$134,134	$132,092	$8,186	$1,227,212
Evaluated individually for impairment	223	16,062	3,492	9,029	285	29,091
	$200,100	$768,985	$137,626	$141,121	$8,471	$1,256,303

Allowance for Losses:
Evaluated collectively for impairment	$1,789	$5,496	$730	$826	$21	$8,862
Evaluated individually for impairment	28	808	330	1,478	67	2,711
	$1,817	$6,304	$1,060	$2,304	$88	$11,573
The following tables show the allocation of the allowance for loan losses among various categories of loans and certain other information as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any loan category.

Table M14: Allocation of Allowance for Loan Losses by Loan Class
	September 30, 2015		December 31, 2014
	Amount	% Total	Amount	% Total
	(dollars in thousands)
Construction and development	$1,817	15.7%	$1,028	11.1%
Commercial real estate	6,304	54.4%	5,674	61.4%
Residential real estate	1,060	9.2%	920	9.9%
Commercial and industrial	2,304	19.9%	1,612	17.4%
Consumer	88	0.8%	23	0.2%
Total allowance for loan losses	$11,573	100.0%	$9,257	100.0%

Non-performing Assets
As of September 30, 2015, WashingtonFirst had $12.5 million of non-performing assets compared to $11.2 million as of December 31, 2014, an increase of $1.3 million. The ratio of non-performing assets to total assets decreased to 0.78 percent as of September 30, 2015 from 0.84 percent as of December 31, 2014, a 6 basis point decrease. The ratio of non-performing assets to total assets as of September 30, 2015 fell below WashingtonFirst’s historical trends primarily due to management’s efforts to resolve non-performing loans and dispose of OREO properties acquired in recent transactions.

Table M15: Non-Performing Assets
	September 30, 2015	December 31, 2014
	(dollars in thousands)
Non-accrual loans	$8,379	$8,694
90+ days still accruing	73	—
Troubled debt restructurings still accruing	3,959	2,151
Other real estate owned	109	361
Total non-performing assets	$12,520	$11,206
Non-performing assets to total assets	0.78%	0.84%
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
As of September 30, 2015, there was $8.4 million in loans on non-accrual status compared to $8.7 million as of December 31, 2014. The $8.4 million non-accrual loan balance consists primarily of loans secured by commercial real estate. The specific allowance for impaired loans was $2.7 million as of both September 30, 2015 and December 31, 2014.
Other Real Estate Owned (OREO). As of September 30, 2015, WashingtonFirst had $0.1 million classified as other real estate owned (“OREO”) on the balance sheet, compared to $1.2 million as of September 30, 2014. During the nine months ended September 30, 2015, WashingtonFirst sold three OREO property collecting cash proceeds of $0.5 million and realizing net gains of $0.1 million. Comparatively, during the nine months ended September 30, 2014, WashingtonFirst sold five OREO properties collecting cash proceeds of $0.5 million and realizing net gains of $0.1 million.

Table M16: Changes in Other Real Estate Owned
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands)
Balance at beginning of period	$291	$889	$361	$1,463
Properties acquired at foreclosure	—	360	90	360
Sales of foreclosed properties	(182)	(20)	(342)	(404)
Valuation adjustments	—	(68)	—	(258)
Balance at end of period	$109	$1,161	$109	$1,161
Investment Securities - Available-for-sale
WashingtonFirst actively manages its portfolio duration and composition in response to changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are pledged as collateral for certain borrowing transactions, public funds and repurchase agreements. The total fair value of the amount of the investment securities accounted for under available-for-sale accounting was $201.2 million as of September 30, 2015 compared to $166.5 million as of December 31, 2014. The increase is primarily attributable to additional purchases of investment securities in excess of amounts that matured during the course of the year in order to increase the proportion of investments on the balance sheet and to increase interest income.

Table M17: Available-for-Sale Investment Securities Summary
	September 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(dollars in thousands)
U.S. Treasuries	$4,558	2.3%	$3,014	1.8%
U.S. Government agencies	86,658	43.0%	51,864	31.1%
Mortgage-backed securities	55,730	27.7%	50,792	30.5%
Collateralized mortgage obligations	39,827	19.8%	44,815	26.9%
Taxable state and municipal securities	10,989	5.5%	12,754	7.7%
Tax-exempt state and municipal securities	3,388	1.7%	3,269	2.0%
Total available-for-sale investment securities	$201,150	100.0%	$166,508	100.0%
The investment portfolio contains U.S. Treasury securities; U.S. Government agency securities; collateralized mortgage obligations (“CMOs”) and mortgage backed securities (“MBS”) backed by residential mortgages guaranteed by the US Government, FNMA or FHLMC; and municipal securities. When prepayments on various CMOs and MBS instruments occur at a faster rate than anticipated, premium amortization increases which adversely impacts the portfolio yield. As of September 30, 2015, U.S. Government and agency securities represented $91.2 million or 45.3 percent of the portfolio, while CMOs and MBS were $95.6 million, or 47.5 percent of the portfolio, and municipal securities were $14.4 million, or 7.2 percent of the portfolio.
The yield on the taxable available-for-sale investment securities portfolio for both the three and nine months ended September 30, 2015 was 1.71 percent, compared to 1.67 percent and 1.72 percent, respectively, for the three and nine months ended September 30, 2014. The tax equivalent yield on the tax-exempt available-for-sale investment securities portfolio for the three and nine months ended September 30, 2015 was 3.18 percent and 3.20 percent, respectively, compared to 3.16 percent and 3.59 percent for the three and nine months ended September 30, 2014.
The amortized cost, fair value and yield of investments by remaining contractual maturity for available-for-sale investment securities as of September 30, 2015 are set forth below. Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

Table M18: Available-for-Sale Investment Securities Contractual Maturity
	As of September 30, 2015
	Amortized Cost	Fair Value	Weighted-Average Yield
	(in thousands)
Due within one year	$2,601	$2,626	2.12%
Due after one year through five years	88,907	90,194	1.69%
Due after five years through ten years	31,460	31,913	1.98%
Due after ten years	76,075	76,417	1.86%
Total available-for-sale investment securities	$199,043	$201,150	1.81%
Restricted Stock
WashingtonFirst’s securities portfolio contains restricted stock investments that are required to be held as part of its banking operations. These include stock of the FHLB, Atlantic Central Bankers Bank (“ACBB”) and Community Bankers Bank (“CBB”).

Table M19: Composition of Restricted Stocks
	September 30, 2015	December 31, 2014
	(in thousands)
FHLB stock	$5,338	$4,869
ACBB	100	100
CBB	256	256
Total other equity securities	$5,694	$5,225
Deposits
WashingtonFirst seeks deposits within its market area by offering high-quality customer service, using technology to deliver deposit services effectively and paying competitive interest rates.

As of September 30, 2015, the deposit portfolio totaled $1.3 billion, comprised of $356.3 million of non-interest bearing deposits and $953.7 million of interest bearing deposits. Total deposits increased $223.9 million (20.6 percent) from $1.1 billion as of December 31, 2014 to $1.3 billion as of September 30, 2015. As of December 31, 2014, the deposit portfolio totaled $1.1 billion, which was composed of $278.1 million of non-interest bearing deposits and $808.0 million of interest bearing deposits.
The average balance of interest bearing deposits for the three and nine months ended September 30, 2015 was $902.4 million and $855.6 million, respectively, compared to $799.5 million and $785.9 million for the three and nine months ended September 30, 2014, respectively. The increase in the average interest-bearing deposits in the third quarter 2015 is the result of organic growth and acquisitions. The related interest expense from interest-bearing deposits was $1.7 million and $4.6 million for the three and nine months ended September 30, 2015, respectively, compared to $1.4 million and $4.0 million for the three and nine months ended September 30, 2014. The average rate on these deposits was 0.73 percent and 0.72 percent for the three and nine months ended September 30, 2015, compared to 0.70 percent and 0.68 percent for the three and nine months ended September 30, 2014. The increase in interest expense is primarily attributable to an increase in the average balance of interest bearing liabilities as well as changes in the mix of deposit funding.
Average non-interest bearing deposits for the three and nine months ended September 30, 2015 were $316.2 million and $302.5 million, respectively, compared to $283.1 million and $261.3 million for the three and nine months ended September 30, 2014. The increase in the average non-interest-bearing deposits in the third quarter 2015, compared to the same period in 2014, is the result of organic growth and acquisitions.

Table M20: Certificates of Deposit Greater Than or Equal to $100,000 by Maturity
	September 30, 2015	December 31, 2014
	(in thousands)
Three months or less	$51,648	$49,637
Three through six months	68,790	33,056
Six through twelve months	116,482	71,438
Over twelve months	99,817	116,718
Total certificates of deposit greater than or equal to $100,000	$336,737	$270,849
Other Borrowings
Other borrowings consist of customer repurchase agreements which are standard commercial bank transactions that involve a WashingtonFirst customer instead of a wholesale bank or broker. This product is an accommodation to commercial customers and individuals that require safety for their funds beyond the FDIC deposit insurance limits. WashingtonFirst believes this product offers it a stable source of financing at a reasonable market rate of interest and is continuing the program. As of September 30, 2015, WashingtonFirst had $8.4 million of customer repurchase agreements, compared to $8.2 million as of December 31, 2014.
FHLB Advances
The FHLB is a significant source of funding for WashingtonFirst. WashingtonFirst augments its funding portfolio with FHLB advances for both liquidity and interest rate management. The purchase accounting mark noted in the table below is associated with an advance acquired in the Alliance acquisition mentioned above and is being amortized over the life of the advance. Advances are secured by a lien on certain loans and securities of WashingtonFirst Bank that are pledged from time to time.

Table M21: Composition of FHLB Advances
	September 30, 2015	December 31, 2014
	(dollars in thousands)
As of period ended:
FHLB advances	$97,323	$83,054
FHLB purchase accounting mark	2,629	2,993
FHLB total	$99,952	$86,047
Weighted average outstanding effective interest rate	1.74%	1.58%

Table M22: FHLB Advances Average Balances
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(dollars in thousands)
Averages for the period:
FHLB advances	$116,990	$71,160	$106,717	$54,541
Average effective interest rate paid during the period	1.41%	1.56%	1.45%	1.69%
Maximum month-end balance outstanding	$127,696	$76,491	$127,696	$76,491
Long-term Borrowings

Table M23: Long-term Borrowings Detail
	September 30, 2015	December 31, 2014
	(in thousands)
Subordinated debt	$2,307	$2,281
Trust preferred capital notes	7,849	7,746
Long-term borrowings	$10,156	$10,027
On June 15, 2012, the Bank issued $2.5 million in subordinated debt (the “Bank Subordinated Debt”). The Bank Subordinated Debt has a maturity of nine (9) years, is due in full on June 14, 2021, and carries an 8.0 percent interest rate, payable quarterly. As of September 30, 2015 and December 31, 2014, the entire amount of Bank Subordinated Debt is considered Tier 2 Capital.
On June 30, 2003, Alliance invested $0.3 million as common equity into a wholly-owned Delaware statutory business trust (the “Trust”). Simultaneously, the Trust privately issued $10.0 million face amount of thirty-year floating rate trust preferred capital securities (the “Trust Preferred Capital Notes”) in a pooled trust preferred capital securities offering. The Trust used the offering proceeds, plus the equity, to purchase $10.3 million principal amount of Alliances’ floating rate junior subordinated debentures due 2033 (the “Subordinated Debentures”). Both the Trust Preferred Capital Notes and the Subordinated Debentures are callable at any time, without penalty. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15 percent subject to quarterly interest rate adjustments. The interest rates as of September 30, 2015 and December 31, 2014 were 3.49 percent and 3.39 percent, respectively. The Trust Preferred Capital Notes are guaranteed by WashingtonFirst on a subordinated basis, and were recorded on WashingtonFirst’s books at the time of the Alliance acquisition at a discounted amount of $7.5 million, which was the fair value of the instruments at the time of the acquisition. The $2.5 million discount is being expensed monthly over the life of the obligation.
Under the indenture governing the Trust Preferred Capital Notes, WashingtonFirst has the right to defer payments of interest for up to twenty consecutive quarterly periods. The interest deferred under the indenture compounds quarterly at the interest rate then in effect. WashingtonFirst is not currently deferring the interest payments.
All or a portion of the Trust Preferred Capital Notes may be included as Tier 1 Capital in the regulatory computation of capital adequacy. Under current regulatory guidelines, the Trust Preferred Capital Notes may constitute no more than 25 percent of total Tier 1 Capital. Any amount not eligible to be counted as Tier 1 Capital is considered to be Tier 2 Capital. As of September 30, 2015 and December 31, 2014, the entire amount of Trust Preferred Capital Notes was considered Tier 1 Capital.
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
As of September 30, 2015 and December 31, 2014, WashingtonFirst Bank had $64.5 million and $43.9 million, respectively, of capital in excess of the amount needed to meet the regulatory minimum Tier 1 leverage ratio required to be considered “well capitalized.”

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
Total shareholders’ equity increased $20.0 million (14.9 percent) from $134.5 million as of December 31, 2014 to $154.6 million as of September 30, 2015. The increase in total shareholders’ equity during that period is primarily the result of the 1st Portfolio acquisition, net income of $8.7 million, stock option exercises of $0.3 million, year to date dividends declared of $1.5 million, and a $0.9 million increase in accumulated other comprehensive income as a result of the change in fair value of it available-for-sale investment portfolio.

Table M24: Capital Categories, Capital Ratios and Minimum Capital Ratios Required by Bank Regulators
	September 30, 2015	December 31, 2014
	(in thousands)
Tier 1 Capital:
Common stock	$104	$95
Capital surplus	129,258	112,887
Accumulated earnings	14,931	7,775
Less: disallowed assets	(15,450)	(6,894)
Total Common Equity Tier 1 Capital (1)	128,843	113,863

Add: Preferred Stock	8,898	13,347
Add: Trust preferred	7,849	7,746
Total Tier 1 Capital	$145,590	$134,956

Tier 2 Capital:
Qualifying allowance for loan losses	11,573	9,257
Qualifying subordinated debt	2,500	2,500
Total Tier 2 Capital	$14,073	$11,757

Total risk-based capital	$159,663	$146,713
Risk weighted assets	1,356,826	1,111,426
Qualifying quarterly average assets	1,516,430	1,319,030
(1) Common equity tier 1 ratio conforms to the regulatory standards of Basel III that took effect on January 1, 2015, and thus do not apply to December 31, 2014.

Table M25: Capital Ratios and Regulatory Requirements Summary
			To Be Well Capitalized Under Prompt Corrective Action Provisions	For Minimum Capital Adequacy Requirements
	September 30, 2015	December 31, 2014
Capital Ratios:
Total risk-based capital ratio	11.77%	13.20%	10.00%	8.00%
Tier 1 risk-based capital ratio	10.73%	12.14%	8.00%	6.00%
CET 1 risk-based capital ratio (1)	9.50%	n/a	6.50%	4.50%
Tier 1 leverage ratio	9.60%	10.23%	5.00%	4.00%
(1) CET 1 ratio conforms to the regulatory standards of Basel III that took effect on January 1, 2015, and thus do not apply to December 31, 2014.
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
As of September 30, 2015, WashingtonFirst had $64.1 million in cash and cash equivalents to support the business activities and deposit flows of its clients. WashingtonFirst maintains credit lines at the FHLB and other correspondent banks. As of September 30, 2015, WashingtonFirst had a total credit line of $380.9 million with the FHLB with an unused portion of $283.6 million. Borrowings with the FHLB have certain collateral requirements and are subject to disbursement approval by the FHLB. As of September 30, 2015, WashingtonFirst also had $108.5 million in unsecured borrowing capacity from correspondent banks. As of September 30, 2015, WashingtonFirst did not have any outstanding borrowings from its correspondent banks. All borrowings from correspondent banks are subject to disbursement approval. In addition to the borrowing capacity described above, WashingtonFirst may sell investment securities, loans and other assets to generate additional liquidity. Management believes that it has sufficient liquidity to protect depositors, provide for business growth and comply with regulatory requirements.
Concentrations
Substantially all of WashingtonFirst’s loans, commitments and standby letters of credit have been granted to customers located in the greater Washington, D.C. metropolitan area. WashingtonFirst’s overall business includes a significant focus on commercial and residential real estate activities. As of September 30, 2015, commercial real estate loans were 61.2 percent of the total loan portfolio, construction and development loans were 15.9 percent of the total loan portfolio and residential real estate loans were 11.0 percent of the total loan portfolio.
The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. As of September 30, 2015, WashingtonFirst’s total reported loans for construction, land development, and other land acquisitions represented 143.7 percent of total risk based capital. Additionally, as of September 30, 2015, WashingtonFirst’s total commercial real estate loans represented 528.1 percent of total risk based capital.
See “Part II, Item 1A. Risk Factors – Risks Associated With WashingtonFirst’s Business – WashingtonFirst’s profitability depends significantly on local economic conditions” and “Item 1A. Risk Factors” – Risks Associated With WashingtonFirst’s Business – WashingtonFirst’s loan portfolios have significant real estate concentration” in WashingtonFirst’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 16, 2015 for more information regarding risks.
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
The board of directors has established interest rate risk limits in its ALCO policy for static gap analysis and both NII and EVE. WashingtonFirst engages an outside consulting firm to assist in modeling its short-term and long-term interest rate risk profile. On a periodic basis, management reports to ALCO and the board of directors on WashingtonFirst’s interest rate risk profile and expectations of changes in the profiles based on certain interest rate shocks. The Company believes its strategies are prudent and is within its policy guidelines as of September 30, 2015.
The interest rate risk model results for September 30, 2015 and December 31, 2014 are shown in the table below based on an immediate shift in market interest rates and a static balance sheet. The percentage change indicates what the Company would expect NII and EVE to change over the next twelve months under various interest rate shock scenarios:

	Percentage Change in NII and EVE from Base Case
Interest	September 30, 2015		December 31, 2014
Rate Shocks	NII	EVE	NII	EVE
+400 bp	5.7%	5.0%	4.9%	0.9%
+300 bp	6.9%	5.3%	6.3%	2.3%
+200 bp	5.3%	5.7%	4.9%	3.7%
+100 bp	1.7%	3.3%	1.6%	2.5%
-100 bp	4.6%	(1.1)%	4.3%	(0.8)%
-200 bp	4.1%	(3.3)%	3.6%	(6.1)%
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
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s periodic filings under the Exchange Act, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management on a timely basis to allow decisions regarding required disclosure. Management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2015. Based on management’s assessment, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.

(b)	Changes in Internal Control Over Financial Reporting.
There were no changes in WashingtonFirst’s internal control over financial reporting during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, WashingtonFirst’s internal control over financial reporting.

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
Certification of Registrants’ principal executive officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

*	31.2
Certification of Registrants’ principal financial officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

*	32.1
Certification of Registrant’s principal executive officer and principal financial officer relating to the Registrant’s Quarterly Report of Form 10-Q for the quarterly period ended September 30, 2015 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

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

WASHINGTONFIRST BANKSHARES, INC.
(Registrant)

	/s/ Shaza Andersen	November 9, 2015
By:	Shaza L. Andersen	Date
President & Chief Executive Officer
(Principal Executive Officer)

	/s/ Matthew R. Johnson	November 9, 2015
By:	Matthew R. Johnson	Date
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)