Form 10-K
period 2015-12-31
WashingtonFirst Bankshares, Inc.
filed 2016-03-15
CIK 1476264

As filed with the Securities and Exchange Commission on
March 15, 2016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Yes    ☐        No    ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was $99.8 million as of June 30, 2015, based upon the closing price on June 30, 2015 as reported by the NASDAQ Stock Market.

As of March 11, 2016, the registrant had outstanding 10,404,584 shares of voting common stock and 1,817,842 shares of non-voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III is incorporated by reference to certain sections in the registrant’s definitive proxy statement relating to the 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2015.

Glossary of Acronyms

ACBB	-	Atlantic Central Bankers Bank
ACH	-	Automated Clearing House
Advisers Act	-	Investment Advisers Act of 1940
ALCO	-	Asset/Liability Committee
AOCI	-	Additional Other Comprehensive Income
ASC	-	FASB Accounting Standards Codification
Bank	-	WashingtonFirst Bank
BHC Act	-	Bank Holding Company Act
Bureau	-	Virginia Bureau of Financial Institutions
CBB	-	Community Bankers Bank
CDARS	-	Certificate of Deposit Account Registry Service
CET1	-	Common Equity Tier 1
CFPB	-	Consumer Financial Protection Bureau
CMO	-	Collateralized Mortgage Obligations
Company	-	WashingtonFirst Bankshares, Inc.
CRA	-	Community Reinvestment Act of 1977
DIF	-	Deposit Insurance Fund
Dodd-Frank Act	-	Dodd-Frank Wall Street Reform and Consumer Protection Act
ELC	-	Executive Loan Committee of the Board of Directors
EVE	-	Economic Value of Equity
Exchange Act	-	Securities Exchange Act of 1934, as amended
Fannie Mae	-	Federal National Mortgage Association
FDIA	-	Federal Deposit Insurance Act
FDIC	-	Federal Deposit Insurance Corporation
FDICIA	-	Federal Deposit Insurance Corporation Improvement Act of 1991
Federal Reserve	-	Board of Governors of the Federal Reserve System
FHFA	-	Federal Housing Finance Agency
FHLB	-	Federal Home Loan Bank of Atlanta
FRA	-	Federal Reserve Act
FRB	-	Federal Reserve Bank
Freddie Mac	-	Federal Home Loan Mortgage Corporation
GAAP	-	Generally Accepted Accounting Principles
GLB Act	-	Graham Leach Bliley Act of 1999
GSE	-	Government Sponsored Enterprises
HUD	-	The Department of Housing and Urban Development
HVCRE	-	high-volatility commercial real estate
IRS	-	Internal Revenue Service
JOBS Act	-	Jumpstart Our Business Startups Act of 2012
LHFS	-	Loans Held for Sale
LTV	-	Loan-to-value ratio
MBS	-	Mortgage Backed Securities
Mortgage Company	-	WashingtonFirst Mortgage Corporation (formerly 1st Portfolio Lending Corporation)
NASDAQ	-	NASDAQ Capital Market
NII	-	Net Interest Income
OFAC	-	U.S. Treasury Department Office of Foreign Assets Control
OLC	-	Bank Officers' Loan Committee
OREO	-	Other Real Estate Owned
RESPA	-	Real Estate Settlement Procedures Act
Sarbanes-Oxley Act	-	Sarbanes-Oxley Act of 2002
SBLF	-	Small Business Loan Fund
SEC	-	Securities and Exchange Commission
Securities Act	-	Securities Act of 1933, as amended
TILA	-	Truth-in-Lending Act
USA Patriot Act	-	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
VA	-	Veterans Administration
VSCA	-	Virginia Stock Corporation Act
Wealth Advisors	-	1st Portfolio, Inc.

PART I
In addition to historical information, the following report contains forward-looking statements that are subject to risks and uncertainties that could cause WashingtonFirst Bankshares, Inc.’s actual results to differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of the report. For discussion of factors that may cause our actual future results to differ materially from those anticipated, please see Part I, Item 1A - “Risk Factors” and Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.
In this report, WashingtonFirst Bankshares, Inc. is sometimes referred to as “WashingtonFirst,” the “Company,” “we,” “our,” or “us” and these references include WashingtonFirst’s wholly owned subsidiaries, WashingtonFirst Bank (“the Bank”) and 1st Portfolio, Inc. (“Wealth Advisors”); and WashingtonFirst Mortgage Corporation (“the Mortgage Company”), a wholly owned subsidiary of the Bank, unless the context requires otherwise.

Item 1. BUSINESS
General
The Company was organized in 2009 under the laws of Virginia to operate as a bank holding company and is headquartered in Reston, Virginia. The Company is the holding company for WashingtonFirst Bank, which operates 18 full-service banking offices throughout the Washington, D.C. metropolitan area. The Bank opened for business in April 2004 and is chartered by the Commonwealth of Virginia with the FDIC as its primary federal regulator. In addition, the Company provides wealth management services through its subsidiary, Wealth Advisors, located in Fairfax, Virginia, and mortgage banking services through the Bank's wholly owned subsidiary, WashingtonFirst Mortgage which operates in two locations: Fairfax, Virginia and Rockville, Maryland.
WashingtonFirst’s growth strategy is to pursue organic growth as well as acquisition opportunities within its target market area of the Washington, D.C. metropolitan area. The Company has completed two branch acquisitions, two whole-bank acquisitions, an FDIC-assisted acquisition, and, during 2015, the acquisition of a mortgage company and a wealth management company. Additionally, the Company has a demonstrated track record of consistent organic growth in assets and profitability since its inception by hiring and developing skilled personnel, and creating and maintaining a solid infrastructure to support continued business growth on a sound basis.
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
Revenues are primarily derived from interest and fees received in connection with loans, deposits, and investments, as well as mortgage banking and wealth advisory fees. Major expenses include compensation and employee benefits, interest expense on deposits and borrowings, and operating expenses.
Acquisition of 1st Portfolio Holding Corporation
On July 31, 2015, WashingtonFirst completed the acquisition of 1st Portfolio Holding Corporation. Pursuant to the terms of the Agreement and Plan of Reorganization dated as of May 13, 2015, Wealth Advisors became a wholly owned subsidiary of the Company and 1st Portfolio Lending Corporation (now WashingtonFirst Mortgage Corporation) became a wholly owned subsidiary of the Bank.
Products and Services
WashingtonFirst offers a comprehensive range of commercial banking products and services to small-to-medium sized businesses, not-for-profit organizations, professional service firms and individuals in the greater Washington, D.C. metropolitan area. In addition, the Mortgage Company provides residential mortgage lending services to customers in the Washington, D.C. metropolitan and greater mid-Atlantic areas. Wealth Advisors specializes in assisting select affluent business owners, executives and families preserve and grow their wealth, providing comprehensive wealth management and business retirement plan services. More information on WashingtonFirst’s services is available on-line at www.wfbi.com.

Business and Consumer Lending
WashingtonFirst’s lending activities include commercial real estate loans, residential real estate loans, commercial and industrial loans, construction and development loans and consumer loans. Loans originated by the Bank are primarily classified as loans held for investment. Loans originated by the Mortgage Company are primarily classified as loans held for sale.
Lending activities are subject to lending limits imposed by federal and state law. While different limits apply in certain circumstances based on the type of loan, the Bank’s lending limit to any one borrower on loans that are not fully secured by readily marketable or other permissible collateral generally is equal to 15 percent of the Bank’s unimpaired capital and surplus. As of December 31, 2015, the Bank’s legal lending limit was $29.0 million. For loan amounts exceeding WashingtonFirst’s legal lending limits or internal lending policies, the Bank has established relationships with various correspondent banks to sell loan participations.
WashingtonFirst has an established credit policy that includes procedures for underwriting each type of loan and lending personnel have been assigned specific loan approval authorities based upon their experience. Loans in excess of an individual loan officer’s authority are presented to the OLC or ELC for approval. The OLC and ELC each meet weekly to facilitate a timely approval process for WashingtonFirst’s clients. Loans are approved based on the borrower’s capacity for credit, collateral and sources of repayment. Loans are actively monitored to detect any potential performance issues. WashingtonFirst manages its loans within the context of a risk grading system developed by management based upon extensive experience in administering loan portfolios in its market. Payment performance is carefully monitored for all loans. When loan repayment is dependent upon an operating business or investment real estate, periodic financial reports, site visits and select asset verification procedures are used to ensure that WashingtonFirst accurately rates the relative risk of its assets. Based upon criteria established by management and the Bank’s board of directors, the degree of monitoring is escalated or relaxed for any given borrower based upon WashingtonFirst’s assessment of the future repayment risk.
Acquisition, Development & Construction Loans. These loans generally fall into one of four types: first, loans to construct owner-occupied commercial buildings; second, loans to individuals that are ultimately used to acquire property and construct an owner-occupied residence; third, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and fourth, loans to developers for the purpose of acquiring land to be developed into finished lots for the ultimate construction of residential or commercial buildings. Loans of these types are generally secured by the subject property within limits established by WashingtonFirst’s board of directors based upon an assessment of market conditions and updated from time to time. The loans typically carry recourse to principal borrowers. In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk. To address this additional risk, loans of this type are subject to additional administrative procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications and time frames.
Commercial Real Estate Loans. These loans generally fall into one of three categories: loans supporting owner-occupied commercial property; loans supporting properties used by non-profit organizations such as trade associations, churches or charter schools where repayment is dependent upon the cash flow of the non-profit organizations; and loans supporting a commercial property leased to third parties for investment. Commercial real estate loans are secured by the subject property and underwritten to policy standards. Policy standards, approved by WashingtonFirst’s board of directors from time to time, set forth, among other considerations, loan to value limits, cash flow coverage ratios, and standards governing the general creditworthiness of the obligors. Loans secured by commercial real estate originated by the Bank are primarily classified as loans held for investment.
Residential Real Estate Loans. Through the Mortgage Company, WashingtonFirst offers a variety of competitive mortgage loan products to homeowners and investors of 1-4 family properties. Mortgage loans originated are generally sold in the secondary market through purchase agreements with institutional investors with servicing released. Loans in these categories are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by management and the board of directors, and includes such considerations as repayment source and capacity, collateral value, credit history, savings pattern, and stability. The Mortgage Company’s activities rely on insurance provided by HUD and the VA. In addition, we underwrite mortgage loans in accordance with guidelines for programs under Fannie Mae and Freddie Mac that make these loans marketable in the secondary market.
Commercial and Industrial Loans. These loans are to businesses or individuals within the greater Washington, D.C. metropolitan area for business purposes. Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business or to refinance a loan payable to another financial institution that was originally made for a similar purpose. Each loan is underwritten based upon WashingtonFirst’s assessment of the obligor’s ability to generate operating cash flow in the future necessary to repay the loan. To address the risks associated with the uncertainties of future cash flow, these loans are generally secured by assets owned by the business or its principal shareholders and the principal shareholders are typically required to guarantee the loan.

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
Deposit Services
Deposits are the primary source of funding for the Bank. The Bank offers an array of traditional banking products and services which are priced competitively. Deposit services include business and personal checking, NOW accounts, tiered savings and money market and time deposit accounts with varying maturity structures and customer options. A complete individual retirement account program is also available. The Bank also participates in the CDARS program which function to assure full FDIC insurance for participating Bank customers.
Deposit services include cash management services such as electronic banking, sweep accounts, lockbox, account reconciliation services, merchant card depository, safe deposit boxes, remote deposit capture and ACH origination. After hour depository and ATM services are also available. In addition, the Bank offers a full range of on-line banking services for both personal and commercial accounts and has a mobile banking application for both.
Wealth Management
Through its wholly owned subsidiary, Wealth Advisors, the Company offers fee based investment advisory services to high net worth individuals, business owners and executives, and families to preserve and grow their wealth. In addition, the Company provides financial and retirement planning services. Custodial services are offered through third party contractual arrangements with Pershing Securities and Charles Schwab Securities. Wealth Advisors maintains offices in Fairfax, Virginia. As of December 31, 2015, Wealth Advisors had $225.4 million in assets under management.
Employees
At December 31, 2015, WashingtonFirst had 220 employees, of which 163 were full-time employees of the Bank, 52 were full-time employees of the Mortgage Company, and 5 were full-time employees of Wealth Advisors; compared to 174 employees of the Bank, of which 172 were full-time, as of December 31, 2014. None of WashingtonFirst’s employees is subject to a collective bargaining agreement. Management considers employee relations to be good. The Company provides employees with a comprehensive employee benefit program which includes group life, health and dental insurance, paid time off, educational opportunities, a cash incentive plan, an equity award incentive plan for key employees and a 401(k) plan with discretionary employer match.
Market Area and Competition
WashingtonFirst serves the greater Washington, D.C. metropolitan area. Our market area is economically diverse, well-educated, has one of the highest levels of household income in the nation, and has low unemployment relative to most other regions. The Company experiences strong competition in all aspects of its business. WashingtonFirst competes with other banks and non-bank financial institutions (e.g., savings and loan associations, credit unions, small loan companies, finance companies, and mortgage companies) that offer similar services in its market area. Much of this competition comes from larger financial institutions headquartered outside the region, each of which has greater financial and other resources than WashingtonFirst and is able to conduct large advertising campaigns and offer incentives. To attract business in this competitive environment, WashingtonFirst offers a full array of competitively priced, traditional community bank products and services, and relies on personal contact by its officers and directors, local promotional activities, and the ability to provide personally tailored services to small businesses and professionals.
Regulation
General
Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, the growth and earnings performance of the Company and its subsidiaries can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities including, but not limited to, the Bureau, the Federal Reserve, the FDIC, the SEC, certain state securities commissions, U.S. Treasury, and federal and state taxing authorities. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.
The following description summarizes some of the laws to which the Company and its subsidiaries are subject. References herein to applicable statutes and regulations are brief summaries thereof, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business of the Company and its subsidiaries.
WashingtonFirst Bankshares, Inc.
The Company is a bank holding company registered under the BHC Act and subject to supervision, regulation and examination by the Federal Reserve. The BHC Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. The Company is also registered in Virginia with the Bureau under the financial institution holding company laws of Virginia and is subject to regulation and supervision by the Bureau. The Company is also subject to the disclosure and regulatory requirements of the Securities Act and the Exchange Act, both as administered by the SEC. As a company with securities listed in the NASDAQ, it is subject to the rules of the NASDAQ for listed companies.
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
The GLB Act amended the BHC Act and eliminated the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers. The GLB Act permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The GLB Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting; and agency; merchant banking activities; and activities that the Federal Reserve has determined to be closely related to banking. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve.
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
Regulatory Restrictions on Dividends; Source of Strength. The Company is regarded as a legal entity separate and distinct from the Bank. The principal source of the Company’s revenue is dividends received from the Bank. As described in more detail below, both state and federal law place limitations on the amount that banks may pay in dividends, which the Bank must adhere to when paying dividends to the Company. It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of income earned over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not pay cash dividends at levels that undermine the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. Given the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy in relation to the organization’s overall asset quality, level of current and prospective earnings, and composition, level and quality of capital. The guidance provides that the Company inform and consult with the Federal Reserve prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in an adverse change to the Company’s capital structure. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities-Dividend Policy.”
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
Under Federal Reserve policy, a bank holding company has historically been required to act as a source of financial strength to each of its banking subsidiaries. The Dodd-Frank Act, codifies this policy as a statutory requirement. The Company is required to commit resources to support the Bank, and this obligation may arise at times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. As discussed below, a bank holding company, in certain circumstances, could be required to guarantee the capital plan of an undercapitalized banking subsidiary.
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
Volcker Rule. The Dodd-Frank Act bars banking organizations, such as the Company, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain circumstances, pursuant to a provision commonly referred to as the “Volcker Rule.” Under the Dodd-Frank Act, proprietary trading generally means trading by a banking entity or its affiliate for its trading account. The Volcker Rule restrictions apply to the Company and its subsidiaries.
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
Additional information on WashingtonFirst’s capital ratios may be found in Part II, Item 7 - “Management Discussion & Analysis” under the heading “Capital Resources” and in Part II, Item 8 - “Notes to the Consolidated Financial Statements”, and is incorporated herein by reference.
See “WashingtonFirst Bank” below for more specifics on capital requirements.
Basel III Capital Adequacy Requirements. In December 2010, the Basel Committee on Banking Supervision released its final framework for strengthening international capital and liquidity regulation ("Basel III"). The regulations adopted by the U.S. federal bank regulatory agencies, when fully phased-in, will require bank holding companies and their bank subsidiaries to maintain more capital, with a greater emphasis on common equity. In July 2013, the Federal Reserve and FDIC issued a final rule implementing Basel III capital requirements as well as certain other regulatory capital and other requirements under the Dodd-Frank Act. The rules apply to all insured depository institutions and bank holding companies with consolidated assets over $500 million, such as WashingtonFirst. In broad terms, the regulations increase the required quality and quantity of the capital base, reduce the range of instruments that count as capital and increase the risk-weighted asset assessment for certain types of activities. The Company and the Bank are obligated to maintain higher capital ratios as the new regulatory standards were phased in beginning on January 1, 2015. The Company remains well capitalized under Basel III.
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
WashingtonFirst Bank
As a Virginia state non-member bank, the Bank is principally supervised, examined and regulated by the Bureau and the FDIC. The Bank is not a member of the Federal Reserve. Because the Bank’s deposits are insured by the FDIC, it is also subject to regulation pursuant to the FRA and FDIA. The aspects of its business which are regulated under federal law include security requirements, reserve requirements, investments, transactions with affiliates, amounts it may lend to certain borrowers, business activities in which it may engage and minimum capital requirements. It is also subject to applicable provisions of Virginia law insofar as they do not conflict with and are not preempted by federal law, including laws relating to usury, various consumer and commercial loans and the operation of branch offices. Such supervision and regulation is intended primarily for the protection of depositors, the deposit insurance funds of the FDIC and the banking system as a whole, and not for the protection of WashingtonFirst’s shareholders or creditors. The following references to applicable statutes and regulations are brief summaries which do not purport to be complete and which are qualified in their entirety by references to such statutes and regulations.
Equivalence to National Bank Powers. To the extent that the Virginia laws and regulations may have allowed state-chartered banks to engage in a broader range of activities than national banks, the FDICIA has operated to limit this authority. The FDICIA provides that no state bank or subsidiary thereof may engage as principal in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the insurance fund. In general, statutory restrictions on the activities of banks are aimed at protecting the safety and soundness of depository institutions.

Branching. Virginia law provides that a Virginia-chartered bank can establish a branch anywhere in Virginia provided that the branch is approved in advance by The Bureau. The branch must also be approved by the FDIC. Approval is based on a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers. The Dodd-Frank Act permits insured state banks to engage in de novo interstate branching if the laws of the state where the new branch is to be established would permit the establishment of the branch if it were chartered by such state. Currently, the Bank operates branch offices in Virginia, Maryland and Washington, DC.
Restrictions on Transactions with Affiliates and Insiders. Transactions between the Bank and its non-banking affiliates, including WashingtonFirst and any of its future non-banking subsidiaries, are subject to Section 23A of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by, or is under common control with that bank. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of WashingtonFirst or its subsidiaries. The Dodd-Frank Act significantly expanded the coverage and scope of the limitations on affiliate transactions within a banking organization. The federal regulatory agencies have not issued rules to implement the new restrictions.
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
The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to in this section as “insiders”) contained in the FRA and Regulation O apply to all insured depository institutions and their subsidiaries. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. In the aggregate, these loans cannot exceed the institution’s total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions. The Dodd-Frank Act adds new requirements to bank transactions with insiders by requiring that credit exposure to derivatives and certain other transactions be treated as loans for the insider loan and general lending limits. Effective July 1, 2013, the Virginia state legislature implemented these requirements of Section 611 of the Dodd-Frank Act.
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
Examinations. The FDIC periodically examines and evaluates insured banks. These examinations review areas such as capital adequacy, reserves, loan portfolio quality and management, consumer and other compliance issues, investments and management practices. Based upon such an evaluation, the FDIC may revalue the assets of the institution and require that it establish specific reserves to compensate for the difference between the FDIC-determined value and the book value of such assets. The Bureau also conducts examinations of state banks but may accept the results of a federal examination in lieu of conducting an independent examination. In addition, the FDIC and the Bureau may elect to conduct a joint examination.
In addition to these regular exams, an insured bank is required to furnish quarterly and annual reports to the FDIC. The FDIC, as well as the Bureau, may exercise cease and desist or other supervisory powers over an insured bank if its actions represent unsafe or unsound practices or violations of law. Further, any proposed addition of any individual to the board of directors of the Bank or the employment of any individual as a senior executive officer of the Bank, or the change in responsibility of such an officer, will be subject to 90 days prior written notice to the FDIC if the Bank is not in compliance with the applicable minimum capital requirements, is otherwise a troubled institution or the FDIC determines that such prior notice is appropriate for the Bank. The FDIC then has the opportunity to disapprove any such appointment.

Audit Reports. Pursuant to Part 363 of the FDIC rules and regulations, insured institutions with total assets of $500.0 million or more must submit annual audit reports prepared by independent auditors to federal and state regulators. In some instances, the audit report of the institution’s holding company can be used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements and reports of enforcement actions. For institutions with total assets of $1.0 billion or more, financial statements prepared in accordance with generally accepted accounting principles, management’s certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the FDIC, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted. For institutions with total assets of more than $3.0 billion, independent auditors may be required to review quarterly financial statements. FDICIA requires that independent audit committees be formed, consisting of outside directors only. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large customers.
Change in Control. The Change in Bank Control Act and regulations promulgated by the FDIC require that, depending on the particular circumstances, notice must be furnished to the FDIC and not disapproved prior to any person or group or persons acquiring “control” of an insured bank, subject to exemptions for certain transactions. Control is conclusively presumed to exist if a person acquires the power to vote, directly or indirectly, 25 percent or more of any class of voting securities of the bank. In addition, the term includes the power to direct the management and policies of the bank. Control is rebuttably presumed to exist if a person acquires 10 percent or more but less than 25 percent of any class of voting securities and either the bank has registered securities under Section 12 of the Exchange Act, or no other person will own a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenging the rebuttable control presumption. Acquisitions of control are also subject to the provisions of Virginia law.
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
The FDIC’s regulations require insured banks to have and maintain a “Tier 1 risk-based capital” ratio of at least 4.0 percent and a “total risk-based capital” ratio of at least 8.0 percent of total risk-adjusted assets. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from zero percent (requiring no risk-based capital) for assets such as cash, to 100 percent for the bulk of assets which are typically held by a bank holding company, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one to four family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past due or nonperforming and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics. Total risk-based capital represents the sum of Tier 1 capital and Tier 2 capital, as those terms are defined in the regulations.
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
Basel III Capital Requirements. Basel III became applicable to the Company and the Bank on January 1, 2015. The Basel III final capital framework, among other things, (i) introduces as a new capital measure "CET1", (ii) specifies that Tier 1 capital consists of CET1 and "Additional Tier 1 capital" instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.
When fully phased in by January 1, 2019, Basel III will require banks to maintain: (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a "capital conservation buffer" of 2.5%; (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer, or 8.5%; (iii) a minimum ratio of Total (Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0% plus the capital conservation buffer, or 10.5%; and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).
Basel III also provides for a "countercyclical capital buffer," generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) may face constraints on their ability to pay dividends, effect equity repurchases and pay discretionary bonuses to executive officers, which constraints vary based on the amount of the shortfall. The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, and will increase each year until fully implemented at 2.5% on January 1, 2019.
The Basel III framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.
As part of the definition of CET1 capital, Basel III includes a requirement that banking institutions include the amount of AOCI (consisting primarily of unrealized gains and losses on available for sale securities, which are not required to be treated as other-than-temporary impairment, net of tax) in calculating regulatory capital, unless the institution makes a one-time opt-out election from this provision in connection with the filing of its first regulatory reports after applicability of Basel III to that institution. Basel III also proposes a 4% minimum leverage ratio. The Company and Bank elected to exclude AOCI in calculating regulatory capital when they filed their respective first regulatory reports in 2015.
Basel III also makes changes to the manner of calculating risk-weighted assets. New methodologies for determining risk-weighted assets in the general capital rules are included, including revisions to recognition of credit risk mitigation, and a greater recognition of financial collateral and a wider range of eligible guarantors. These also include risk-weighting of equity exposures and past due loans; and higher (greater than 100%) risk-weighting for certain commercial real estate exposures that have higher credit risk profiles, including higher loan to value and equity components. In particular, loans categorized as loans HVCRE loans are required to be assigned a 150% risk-weighting, and require additional capital support. HVCRE loans are defined to include any credit facility that finances or has financed the acquisition, development or construction of real property, unless it finances 1-4 family residential properties; certain community development investments; agricultural land used or usable for, and whose value is based on, agricultural use; or commercial real estate projects in which: (i) the LTV is less than the applicable maximum supervisory LTV ratio established by the bank regulatory agencies; (ii) the borrower has contributed cash or unencumbered readily marketable assets, or has paid development expenses out of pocket, equal to at least 15% of the appraised "as completed" value; (iii) the borrower contributes its 15% before the bank advances any funds; and (iv) the capital contributed by the borrower, and any funds internally generated by the project, are contractually required to remain in the project until the facility is converted to permanent financing, sold or paid in full.
The Company’s $25 million 6% fixed-to-floating subordinated notes due 2025 are intended to qualify for Tier II capital treatment under Basel III.
Overall, the Company believes that implementation of Basel III has not had a material adverse effect on the Company's or the Bank's capital ratios, earnings, shareholder's equity, or its ability to pay dividends, effect stock repurchases or pay discretionary bonuses to executive officers. See Part II, Item 7., “Capital Resources.”
Prompt Corrective Action. Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA. Basel III integrates the new capital requirements into the prompt corrective action category definitions. As of January 1, 2015, the following capital requirements apply to the Company for purposes of Section 38.

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
Deposit Insurance Assessments. The Bank’s deposits are insured by the FDIC through the DIF, to the extent provided by law, and the Bank must pay assessments to the FDIC for such deposit insurance protection. The FDIC maintains the DIF by designating a required reserve ratio. If the reserve ratio falls below the designated level, the FDIC must adopt a restoration plan that provides that the DIF will return to an acceptable level generally within five years. The designated reserve ratio is currently set at 2.0 percent. The FDIC has the discretion to price deposit insurance according to the risk for all insured institutions regardless of the level of the reserve ratio.
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
On February 7, 2011, the FDIC approved a final rule that amended its existing DIF restoration plan and implemented certain provisions of the Dodd-Frank Act. Since taking effect on April 1, 2011, the assessment base has been determined using average consolidated total assets minus average tangible equity rather than using adjusted domestic deposits. Because the change resulted in a much larger assessment base, the final rule also lowered the assessment rates in order to keep the total amount collected from financial institutions relatively unchanged from the amounts being collected before the provisions took effect. The current assessment rates, calculated on the revised assessment base, generally range from 2.5 to 9 basis points for Risk Category I institutions, 9 to 24 basis points for Risk Category II institutions, 18 to 33 basis points for Risk Category III institutions, and 30 to 45 basis points for Risk Category IV institutions. For large institutions (generally those with total assets of $10 billion or more), which does not include the Bank, the initial base assessment rate ranges from 5 to 35 basis points on an annualized basis. After the effect of potential base-rate adjustments, the total base assessment rate could range from 2.5 to 45 basis points on an annualized basis. Assessment rates for large institutions are calculated using a scorecard that combines CAMELS ratings and certain forward-looking financial measures to assess the risk a large institution poses to the DIF.
Enforcement Powers. The FDIC and the other federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements could subject WashingtonFirst or the Bank, as well as officers, directors and other institution-affiliated parties of these organizations, to administrative sanctions and potentially substantial civil money penalties. In addition to the grounds discussed above under “–Corrective Measures for Capital Deficiencies,” the appropriate federal banking agency may appoint the FDIC (or the FDIC may appoint itself, under certain circumstances) as conservator or receiver for a banking institution if any one or more of a number of circumstances exist, including, without limitation, the fact that the banking institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized, fails to become adequately capitalized when required to do so, fails to submit a timely and acceptable capital restoration plan or materially fails to implement an accepted capital restoration plan. The Bureau also has broad enforcement powers over the Bank, including the power to impose orders, remove officers and directors, impose fines and appoint supervisors and conservators.
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
Community Reinvestment Act. The CRA and the corresponding regulations are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to acquire the assets and assume the liabilities of another bank. Federal banking agencies are required to make public a rating of a bank’s performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. As of its most recent exam, the Bank’s compliance with CRA was rated “satisfactory.”
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

Anti-Money Laundering and Anti-Terrorism Legislation. A major focus of governmental policy on financial institutions in recent years has been combating money laundering and terrorist financing. The USA Patriot Act substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. The USA Patriot Act requires financial institutions to prohibit correspondent accounts with foreign shell banks, establish an anti-money laundering program that includes employee training and an independent audit, follow minimum standards for identifying customers and maintaining records of the identification information and make regular comparisons of customers against agency lists of suspected terrorists, their organizations and money launderers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.
Office of Foreign Assets Control Regulation. The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by OFAC. The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.
Privacy. WashingtonFirst and its subsidiaries are subject to numerous privacy-related laws and their implementing regulations. For example, the GLB Act imposes requirements on financial institutions with respect to customer privacy. The GLB Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually, and are required to comply with state law if it is more protective of customer privacy than the GLB Act.
U.S. Treasury Small Business Lending Fund. Enacted into law as part of the Small Business Jobs Act of 2010, the SBLF was created to be a dedicated investment fund that provided capital to qualified community banks and bank holding companies to encourage lending to small businesses. The program was voluntary and allowed eligible institutions to apply for the purchase by the United States Treasury of shares of SBLF Preferred Stock in an aggregate amount based on a participant’s consolidated risk-weighted assets at the measurement date. Participation in the SBLF subjected WashingtonFirst to various obligations, including reporting and certification obligations to the U.S. Treasury, access by governmental authorities to WashingtonFirst’s books and records and restrictions on WashingtonFirst’s ability to pay dividends. On October 6, 2015, the Company redeemed the remaining $8.9 million in SBLF Preferred Stock, ending its participation in the SBLF program.
Dodd-Frank Act. In July 2010, the Dodd-Frank Act regulatory reform legislation became law. This law broadly affects the financial services industry by implementing changes to the financial regulatory landscape aimed at strengthening the sound operation of the financial services sector, including provisions that, among other things, enhance prudential standards for banks and bank holding companies inclusive of capital, leverage, liquidity, concentration and exposure measures. In addition, traditional bank regulatory principles such as restrictions on transactions with affiliates and insiders were enhanced. The Dodd-Frank Act also contains reforms of consumer mortgage lending practices and creates a CFPB which is granted broad authority over consumer financial practices of banks and others. WashingtonFirst is not subject to regulation by the CFPB, as it has supervisory authority over depository institutions with total assets of $10.0 billion or greater. Nevertheless, it is unclear whether the CFPB’s focus on consumer regulation and the risks posed by financial products will ultimately impact institutions such as WashingtonFirst.
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
WashingtonFirst’s management continues to review and assess the provisions of the Dodd-Frank Act and their probable impact on its business, financial condition, and results of operations.
WashingtonFirst Mortgage
The Bank's mortgage banking activities are subject to the rules and regulations of, and examination by HUD, the FHA, the VA and various state regulatory authorities with respect to originating, processing and selling mortgage loans.  Those rules and regulations, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers and, in some cases, restrict certain loan features, and fix maximum interest rates and fees.  In addition to other federal laws, mortgage origination activities are subject to the Equal Credit Opportunity Act, TILA, Home Mortgage Disclosure Act, RESPA, and Home Ownership Equity Protection Act, and the regulations promulgated under these acts, including the TILA-RESPA Integrated Disclosure rules issued by the Consumer Financial Protection Bureau.  These laws prohibit discrimination, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level.
Ability-to-Repay and Qualified Mortgage Rule. Pursuant to the Dodd-Frank Act, the CFPB issued a final rule on January 10, 2013 (effective on January 10, 2014), amending Regulation Z as implemented by the Truth in Lending Act, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers' ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) the monthly payment on the covered transaction; (iv) the monthly payment on any simultaneous loan; (v) the monthly payment for mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) the monthly debt-to-income ratio or residual income; and (viii) credit history. Alternatively, the mortgage lender can originate "qualified mortgages," which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a "qualified mortgage" is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Qualified mortgages that are "higher-priced" (e.g. sub-prime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not "higher-priced" (e.g. prime loans) are given a safe harbor of compliance.
Mortgage Loan Originator Compensation. Previously existing regulations concerning the compensation of mortgage loan originators have been amended. As a result of these amendments, mortgage loan originators may not receive compensation based on a mortgage transaction’s terms or conditions other than the amount of credit extended under the mortgage loan. Further, the new standards limit the total points and fees that a bank and/or a broker may charge on conforming and jumbo loans to 3% of the total loan amount. Mortgage loan originators may receive compensation from a consumer or from a lender, but not both. These rules contain requirements designed to prohibit mortgage loan originators from “steering” consumers to loans that provide mortgage loan originators with greater compensation. In addition, the rules contain other requirements concerning recordkeeping.
Mortgage Loan Servicing. On January 17, 2013, the CFPB announced rules to implement certain provisions of the Dodd-Frank Act relating to mortgage servicing. The new servicing rules require servicers to meet certain benchmarks for loan servicing and customer service in general. Servicers must provide periodic billing statements and certain required notices and acknowledgments, promptly credit borrowers’ accounts for payments received and promptly investigate complaints by borrowers and are required to take additional steps before purchasing insurance to protect the lender’s interest in the property. The new servicing rules also call for additional notice, review and timing requirements with respect to delinquent borrowers. The new servicing rules took effect on January 10, 2014.
Wealth Advisors
Investment Adviser Regulation. Wealth Advisors is subject to regulation under federal and state securities laws. Wealth Advisors is registered as an investment adviser with the SEC under the Advisers Act. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, recordkeeping, operational, and disclosure obligations. Wealth Advisors is also subject to regulation under the securities laws of certain states. The foregoing laws and regulations generally grant the supervisory agencies broad administrative powers, including the power to limit or restrict Wealth Advisors, a subsidiary of the Company, from conducting its business in the event that it fails to comply with such laws and regulations. Possible sanctions that may be imposed in the event of noncompliance include the suspension of individual employees, limitations on business activities for specified periods of time, revocations as an investment adviser and/or other registrations, and other fines.
Legislative Initiatives
Regulators have increased their focus on the regulation of financial institutions. A number of government initiatives, including those described below, designed to respond to recent conditions have been introduced over the past several years and have substantially intensified the regulation of financial institutions. From time to time, various legislative and regulatory initiatives may be introduced in Congress and state legislatures that may change banking statutes and the operating environment of WashingtonFirst and its subsidiaries in substantial and unpredictable ways. WashingtonFirst cannot determine the ultimate effect that any potential legislation, if enacted, or implementing regulations with respect thereto, would have upon the financial condition or results of operations of WashingtonFirst or its subsidiaries. A change in statutes, regulations, or regulatory policies applicable to WashingtonFirst or its subsidiaries could have a material adverse effect on the financial condition, results of operation or business of WashingtonFirst and its subsidiaries.

Incentive Compensation. In June 2010, the federal bank regulators issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation programs of financial institutions do not undermine the safety and soundness of banking organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Also, on April 14, 2011, the FDIC published a proposed interagency rule to implement certain incentive compensation requirements of the Dodd-Frank Act. Under the proposed rule, financial institutions must prohibit incentive-based compensation arrangements that encourage inappropriate risk-taking that are deemed excessive or that may lead to material losses. These rules have not yet been finalized.
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
Internet Access to Corporate Documents
Information about WashingtonFirst can be found on its website at www.wfbi.com. WashingtonFirst posts its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, definitive proxy materials, and any amendments to those reports in the “Investor Relations” section of the website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. All such filings are available free of charge. The information available on WashingtonFirst’s website is not part of this Annual Report on Form 10-K or any other report filed by WashingtonFirst with the SEC.

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
Changes in interest rates, particularly by the Federal Reserve, which implements national monetary policy in order to mitigate recessionary and inflationary pressures, also affect the value of its loans. In setting its policy, the Federal Reserve may utilize techniques such as: (i) engaging in open market transactions in United States government securities; (ii) setting the discount rate on member bank borrowings; and (iii) changing reserve requirements. These techniques may have an adverse effect on WashingtonFirst’s deposit levels, net interest margin, loan demand or its business and operations. The reduction by the Federal Reserve of its historic levels of securities purchases, or “tapering,” could cause the interest required to be paid by WashingtonFirst on deposits and borrowings to increase leading to a reduction in its net interest margin. In addition, an increase in interest rates could adversely affect borrowers’ ability to pay the principal or interest on existing variable rate loans or reduce their desire to borrow more money. This may lead to an increase in WashingtonFirst’s nonperforming assets, a decrease in loan originations, or a reduction in the value of and income from its loans, any of which could have a material adverse effect on WashingtonFirst’s results of operations. WashingtonFirst tries to minimize its exposure to interest rate risk, but it is unable to completely eliminate this risk. Fluctuations in market rates and other market disruptions are neither predictable nor controllable and may have a material adverse effect on WashingtonFirst’s business, financial condition and results of operations.
WashingtonFirst’s profitability depends significantly on local economic conditions, and may be adversely affected by reductions in Federal spending.
WashingtonFirst’s success is dependent to a significant extent upon general economic conditions in the greater Washington, D.C. metropolitan area which are, in turn, dependent to a large extent on the Federal government, particularly its local employment and spending levels. In addition, the banking industry in the greater Washington, D.C. metropolitan area, similar to other geographic markets, is affected by general economic conditions such as inflation, recession, unemployment and other factors beyond WashingtonFirst’s control. Prolonged continuation of adverse economic and financial conditions or other economic dislocation in the greater Washington, D.C. metropolitan area, including a substantial reduction in the level of employment or local spending by the Federal government, could cause increases in nonperforming assets, thereby causing operating losses, impairing liquidity and eroding capital. WashingtonFirst cannot assure you that future adverse changes in the economy in the greater Washington, D.C. metropolitan area would not have a material adverse effect on the WashingtonFirst’s financial condition, results of operations or cash flows.
WashingtonFirst’s loan portfolios have significant real estate concentration.
A significant portion of the Bank’s loan portfolio is secured by real estate collateral. Real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. While we believe that our loan portfolio is well diversified, these concentrations expose us to the risk that a decline in the real estate market or in the economic conditions in the greater Washington, D.C. metropolitan area, could increase the levels of nonperforming loans and charge-offs, decrease the value of collateral and reduce loan demand. In that event, Bank’s earnings and capital could be adversely affected.
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

WashingtonFirst derives a significant portion of its revenue from residential mortgage lending, a market sector that experiences significant volatility.

A substantial portion of our consolidated net revenues (net interest income plus non-interest income) are derived from originating and selling residential mortgages. Residential mortgage lending in general has experienced substantial volatility in recent periods. An increase by the Federal Reserve in interest rates may materially and adversely affect our future loan origination volume, margins, and the value of the collateral securing our outstanding loans, may increase rates of borrower default, and may otherwise adversely affect our business. Additionally, fluctuations in housing inventory could impact the volume of mortgage loans that we originate.  Further, a reduction in housing inventory could result in elevated costs, as a significant amount of loan processing and underwriting that we perform would be to qualifying borrowers for mortgage loan transactions that never materialize.
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
The Basel III Final Rules impose more stringent capital requirements, which could adversely affect its results of operations and future growth.
In 2013 the Federal Reserve, the FDIC and the OCC approved a new rule that substantially amended the regulatory risk-based capital rules applicable to WashingtonFirst. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Financial Reform Act. The final rule includes new minimum risk-based capital and leverage ratios which were effective for WashingtonFirst on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new CET1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%, increased from 4%; (iii) a total capital ratio of 8%, which is unchanged from the previous rules; and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and when fully effective in 2019, will result in the following minimum ratios: (a) a common equity Tier 1 capital ratio of 7.0%; (b) a Tier 1 to risk-based assets capital ratio of 8.5%; and (c) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities. In addition, the final rule provides for a number of new deductions from and adjustments to capital and prescribes a revised approach for risk weightings that could result in higher risk weights for a variety of asset categories.
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
WashingtonFirst’s primary source of funds is client deposits in the Bank and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments and general economic conditions. The deposits from the title and escrow agency customers are expected to continue to be an important component of WashingtonFirst’s deposit base. Because deposits of title and escrow agency customers are directly related to home sales and refinancing activity, any decrease in this activity would adversely impact WashingtonFirst’s deposit levels. Accordingly, WashingtonFirst may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include FHLB advances, sales of securities and loans, and federal funds lines of credit from correspondent banks, as well as out-of-market time deposits. While WashingtonFirst believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if WashingtonFirst continues to grow and experience increasing loan demand. Should such sources not be adequate, WashingtonFirst may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets.
The profitability of the Bank will be significantly reduced if we are not able to sell mortgages.
Currently, the Bank generally sells virtually all of the mortgage loans originated by its subsidiary, the Mortgage Company. The profitability of the Mortgage Company depends in large part upon our ability to originate a high volume of loans and to quickly sell them in the secondary market. Thus, we are dependent upon (i) the existence of an active secondary market and (ii) our ability to sell loans into that market.
The Mortgage Company’s ability to sell mortgage loans readily is dependent upon the availability of an active secondary market for single-family mortgage loans, which in turn depends in part upon the continuation of programs currently offered by Fannie Mae and Freddie Mac and other institutional and non-institutional investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. Some of the largest participants in the secondary market, including Fannie Mae and Freddie Mac, are government-sponsored enterprises with substantial market influence whose activities are governed by federal law. Any future changes in laws that significantly affect the activity of these government-sponsored enterprises and other institutional and non-institutional investors or any impairment of our ability to participate in such programs could, in turn, adversely affect our operations.
Fannie Mae and Freddie Mac have reported past substantial losses and a need for substantial amounts of additional capital. Such losses were due to these entities’ business models being tied extensively to the U.S. housing market which severely contracted during the recent economic downturn. In response to the deteriorating financial condition of Fannie Mae and Freddie Mac from the U.S. housing market contraction, Congress and the U.S. Treasury undertook a series of actions to stabilize these entities. The FHFA was established in July 2008 pursuant to the Regulatory Reform Act in an effort to enhance regulatory oversight over Fannie Mae and Freddie Mac. FHFA placed Fannie Mae and Freddie Mac into federal conservatorship in September 2008. Both Fannie Mae and Freddie Mac have returned to profitability as a result of the housing market recovery, but their long-term financial viability is highly dependent on governmental support. If the governmental support is inadequate, these companies could fail to offer programs necessary to an active secondary market. In addition, future policies that change the relationship between Fannie Mae and Freddie Mac and the U.S. government, including those that result in their winding down, nationalization, privatization, or elimination may have broad adverse implications for the residential mortgage market, the mortgage-backed securities market and the Mortgage Company’s business, operations and financial condition. If this were to occur, the Mortgage Company’s ability to sell mortgage loans readily could be hampered, and the profitability of the Bank could be significantly reduced.
Changes in fee structures by third party loan purchasers and mortgage insurers may decrease our loan production volume and the margin we can recognize on conforming home loans, and may adversely impact our results of operations.

In the future, third party loan purchasers may revise their fee structures and increase the costs of doing business with them. Such changes may have a negative impact on our ability to originate loans to be sold because of the increased costs of such loans and may decrease our profitability with respect to loans held for sale. In addition, any significant adverse change in the level of activity in the secondary market or the underwriting criteria of these third party loan purchasers could negatively impact our results of business, operations and cash flows.

If we breach any of the representations or warranties we make to a purchaser or securitizer of our mortgage loans, we may be liable to the purchaser or securitizer for certain costs and damages.

When we sell or securitize mortgage loans in the ordinary course of business, we are required to make certain representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. Our agreements require us to repurchase mortgage loans if we have breached any of these representations or warranties, in which case we may be required to repurchase such loan and record a loss upon repurchase and/or bear any subsequent loss on the loan. We may not have any remedies available to us against a third party for such losses, or the remedies available to us may not be as broad as the remedies available to the purchaser of the mortgage loan against us. In addition, if there are remedies against a third party available to us, we face further risk that such third party may not have the financial capacity to perform remedies that otherwise may be available to us. Therefore, if a purchaser enforces remedies against us, we may not be able to recover our losses from a third party and may be required to bear the full amount of the related loss.

If repurchase and indemnity demands increase on loans that we sell from our portfolios, our liquidity, results of operations and financial condition will be adversely affected.

We may face risk of loss if we purchase loans from a seller that fails to satisfy its indemnification obligations.

We generally receive representations and warranties from the originators and sellers from whom we purchase loans such that if a loan defaults and there has been a breach of such representations and warranties, we may be able to pursue a remedy against the seller of the loan for the unpaid principal and interest on the defaulted loan. However, if the originator and/or seller breach such representations and warranties and does not have the financial capacity to pay the related damages, we may be subject to the risk of loss for such loan as the originator or seller may not be able to pay such damages or repurchase loans when called upon by us to do so.
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

The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. Additional legislation and regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could significantly affect WashingtonFirst’s powers, authority and operations, or the powers, authority and operations of the Bank in substantial and unpredictable ways. Further, regulators have significant discretion and power to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of this regulatory discretion and power could have a negative impact on WashingtonFirst. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on WashingtonFirst’s business, financial condition and results of operations.
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

WashingtonFirst may not be able to expand its investment advisory services and retain current clients.

WashingtonFirst and its subsidiary Wealth Advisors, may not be able to attract new and retain current investment advisory clients due to competition from the following: commercial banks and trust companies; mutual fund companies; other investment advisory firms; law firms; brokerage firms; and other financial services companies. Their ability to successfully attract and retain clients is dependent upon their ability to compete with competitors’ investment products, level of investment performance, client services and marketing and distribution capabilities. Due to changes in economic conditions, the performance of Wealth Advisors may be negatively impacted by the financial markets in which investment clients’ assets are invested, causing clients to seek other alternative investment options. If Wealth Advisors is not successful, the Company’s results from operations and financial position may be negatively impacted.
WashingtonFirst depends on the accuracy and completeness of information about clients and counterparties.
In deciding whether to extend credit or enter into other transactions with clients and counterparties, WashingtonFirst may rely on information furnished to it by or on behalf of clients and counterparties, including financial statements and other financial information. WashingtonFirst also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to customers, WashingtonFirst expects that a customer’s financial statements present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. WashingtonFirst’s financial condition and results of operations could be negatively impacted to the extent it relies on customer-provided financial statements or other information which are discovered to be materially misleading.
WashingtonFirst relies upon independent appraisals to determine the value of the real estate which secures a significant portion of its loans, and the values indicated by such appraisals may not be realizable if it is forced to foreclose upon such loans.
A significant portion of WashingtonFirst’s loan portfolio consists of loans secured by real estate. WashingtonFirst relies upon independent appraisers to estimate the value of such real estate. Appraisals are only estimates of value and the independent appraisers may make mistakes of fact or judgment which adversely affect the reliability of their appraisals. In addition, events occurring after the initial appraisal may cause the value of the real estate to increase or decrease. As a result of any of these factors, the real estate securing some of WashingtonFirst’s loans may be more or less valuable than anticipated at the time the loans were made. If a default occurs on a loan secured by real estate that is less valuable than originally estimated, WashingtonFirst may not be able to recover the outstanding balance of the loan and may suffer a loss.
WashingtonFirst is exposed to risk of environmental liabilities with respect to properties to which it takes title.
In the course of its business, WashingtonFirst may foreclose and take title to real estate, potentially becoming subject to environmental liabilities associated with the properties. WashingtonFirst may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs or it may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. Costs associated with investigation or remediation activities can be substantial. If WashingtonFirst or the Bank is the owner or former owner of a contaminated site, it may be subject to statutory and/or common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect WashingtonFirst’s business.
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
WashingtonFirst’s success depends upon the continued service of its senior management team and upon its ability to attract and retain qualified financial services personnel. Competition for qualified employees is intense. In management’s experience, it can take a significant period of time to identify and hire personnel with the combination of professional skills and personal attributes necessary for the successful implementation of WashingtonFirst’s strategy. If WashingtonFirst loses the services of one or more of its key personnel, including key client relationship personnel, or is unable to attract additional qualified personnel, its business, financial condition, results of operations and cash flows could be materially adversely affected.
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
Our business operations may not generate the cash needed to make payments of principal and interest on our outstanding subordinated debt notes may have negative consequences.
On October 5, 2015, the Company entered into a Subordinated Note Purchase Agreement (the "Purchase Agreement") with each of sixteen accredited investors (the "Purchasers") pursuant to which the Company sold $25 million in aggregate principal amount of its 6.00% Fixed-to-Floating Rate Subordinated Notes due October 2025 (the "Notes") to the Purchasers at a price equal to 100% of the aggregate principal amount of the Notes. Each Purchase Agreement contains certain customary representations, warranties and covenants made by the Company, on the one hand, and the respective Purchasers, on the other hand.
The Notes were offered and sold in reliance on the exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder. Accordingly, the Notes were offered and sold exclusively to persons who are "accredited investors" within the meaning of Rule 501(a) of Regulation D.
The Notes were issued under an Indenture, dated October 5, 2015 (the “Indenture”), by and between the Company and Wilmington Trust, National Association, as trustee (the “Trustee”). The Trustee will also serve as the initial paying agent and registrar with respect to the Notes.
Our ability to make payments on our indebtedness, including the notes, and to fund planned capital expenditures will depend on our ability to generate cash in the future. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay the principal of or interest on our indebtedness, including the notes, or to fund our other liquidity needs.
Risks Associated with WashingtonFirst’s Common Stock
An active liquid trading market for WashingtonFirst’s common stock may not develop and WashingtonFirst’s stock price may be volatile.
WashingtonFirst’s common stock began trading on NASDAQ on December 24, 2012. However, an active and liquid trading market for WashingtonFirst’s common stock may not develop or be maintained. Liquid and active trading markets usually result in less price volatility and more efficiency in carrying out investors’ purchase and sale orders. The market price of WashingtonFirst’s common stock could vary significantly as a result of a number of factors, some of which are beyond WashingtonFirst’s control.
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
As a public company with listed equity securities, WashingtonFirst is required to comply with certain laws, regulations and requirements, including corporate governance provisions of the Sarbanes-Oxley Act, related regulations of the SEC and the requirements of the NASDAQ. Amongst other things, WashingtonFirst is required to:

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
WashingtonFirst is an emerging growth company and its reliance on the reduced disclosure requirements applicable to emerging growth companies may make its common stock less attractive to investors.
WashingtonFirst is an “emerging growth company,” as defined in the JOBS Act and it may take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not emerging growth companies. In particular, while WashingtonFirst is an emerging growth company it will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, it will be subject to reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, it will not be required to adopt new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies and it will not be required to hold non-binding advisory votes on executive compensation or shareholder approval of any golden parachute payments not previously approved. WashingtonFirst may remain an emerging growth company until as late as December 31, 2017, though WashingtonFirst may cease to be an emerging growth company earlier under certain circumstances, including (i) if the market value of its common stock that is held by non-affiliates exceeds $700 million as of any June 30, in which case it would cease to be an emerging growth company as of the following December 31 or (ii) if its gross revenues exceed $1 billion in any fiscal year. Investors may find WashingtonFirst’s common stock less attractive if WashingtonFirst relies on these exemptions and relief. If some investors find WashingtonFirst’s common stock less attractive as a result, there may be a less active trading market for its common stock and its stock price may decline and/or become more volatile.
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
On December 30, 2014, WashingtonFirst entered into separate Investment Agreements with six institutional accredited investors (collectively, the “Investors”) relating to the sale by WashingtonFirst of an aggregate of 710,553 shares of common stock, $.01 par value per share (the “Common Stock”), and an aggregate of 666,666 shares of non-voting common stock, series A, $0.01 par value per share (the “Series A Stock”), at a price of $15.00 per share (the "Private Placement"). Each of the Investors was an existing shareholder of WashingtonFirst. WashingtonFirst received aggregate gross proceeds from the Investors of $20,658,285. WashingtonFirst also entered into a Registration Rights Agreement with all of the Investors who purchased Common Stock in the Private Placement pursuant to which the Company filed a registration statement on Form S-3 with the SEC within forty-five (45) days of the closing of the Private Placement for purposes of registering the resale of the shares of the Common Stock issued in the Private Placement.

On December 8, 2015, WashingtonFirst completed an underwritten public offering of 1,655,000 shares of its voting common stock, which included 215,000 shares sold pursuant to the underwriters’ exercise of their option to purchase additional shares, at a price of $20.00 per share to the public (“Public Offering”). WashingtonFirst received aggregate proceeds, after deducting the underwriting discount and estimated offering expenses, of approximately $31.1 million. The voting common stock was offered pursuant to a prospectus supplement dated December 3, 2015 filed with the Securities and Exchange Commission as part of the Company’s shelf registration statement on Form S-3 (Registration File No. 333-202318; effective on March 11, 2015).
WashingtonFirst may sell additional shares of common stock in subsequent public or private offerings or otherwise issue additional shares of common stock or securities convertible into or exchangeable for common stock in the future. WashingtonFirst filed a registration statement with the SEC on Form S-8 providing for the registration of WashingtonFirst’s common stock issued or reserved for issuance under the WashingtonFirst 2010 Equity Compensation Plan and predecessor WashingtonFirst incentive plans. In addition, upon acquiring 1st Portfolio Holding Corporation, WashingtonFirst filed a registration statement with the SEC on Form S-8 providing for the registration of WashingtonFirst’s common stock issued or reserved for issuance under the 1st Portfolio Holding Corporation 2009 Stock Incentive Plan. Subject to the satisfaction of vesting conditions, shares registered under WashingtonFirst’s registration statements on Form S-8 will be available for resale immediately in the public market without restriction.
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
As of March 3, 2016, the record date for purposes of the 2016 Annual Meeting of Shareholders, WashingtonFirst’s directors and executive officers as a group beneficially own approximately 22.86 percent of the Company’s outstanding common stock and options exercisable within sixty days. Consequently, WashingtonFirst’s board of directors has significant influence over all matters that require approval by WashingtonFirst’s shareholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may limit the ability of other shareholders to influence corporate matters.
WashingtonFirst’s ability to pay cash dividends is subject to regulatory restrictions, and it may be unable to pay future cash dividends.
WashingtonFirst’s ability to pay dividends is subject to regulatory, statutory and contractual restrictions and the need to maintain sufficient capital. Its only source of funds with which to pay dividends to its shareholders are dividends received from the Bank, and the Bank’s ability to pay dividends is limited by its own obligations to maintain sufficient capital and regulatory restrictions. If these regulatory requirements are not satisfied, WashingtonFirst will be unable to pay dividends on its common stock. The Company commenced paying cash dividends in 2014 and has paid a dividend of four cents ($0.04) per share -- on the Company’s outstanding shares of common stock and Series A non-voting common stock -- on January 2, April 1, July 1 and October 1, 2014.  In the fourth quarter 2014, the Company increased the quarterly cash dividend to five cents ($0.05) per share. In the fourth quarter 2015, the Company increased the quarterly cash dividend to six cents ($0.06) per share.

Item 1B. UNRESOLVED STAFF COMMENTS
The Company does not have any unresolved staff comments to report for the year ended December 31, 2015.

Item 2. PROPERTIES
The Company leases offices and branch locations that are used in the normal course of business. WashingtonFirst does not own any banking facilities. As of March 11, 2016, WashingtonFirst leased 22 properties of which 18 were operating branches; two were offices for mortgage and wealth business activities; one was a branch under construction; and one was a corporate headquarters office. The branches consist of twelve locations in Virginia, four in Maryland, and two branches in the District of Columbia. All of the leased properties are in good operating condition and are adequate for WashingtonFirst’s present and anticipated future needs.

Corporate Office
Corporate Headquarters 11921 Freedom Drive Reston, VA 20190
Virginia Branches
Annandale	Great Falls	Reston
7023 Little River Turnpike	9851 Georgetown Pike	11636 Plaza America Drive
Annandale, VA 22003	Great Falls, VA 22066	Reston, VA 20190

Ballston	Herndon	Sterling
4501 North Fairfax Drive	13081 Worldgate Drive	46901 Cedar Lake Plaza
Arlington, VA 22203	Herndon, VA 20170	Sterling, VA 20164

Fairfax	Manassas Park	Tysons Corner
10777 Main Street	9113 Manassas Drive	2095 Chain Bridge Road
Fairfax, VA 22030	Manassas Park, VA 20111	Vienna, VA 22182

Fair Lakes	McLean	Old Town Alexandria (Opened February 2016)
12735 Shoppes Lane	1356 Chain Bridge Road	115 N. Washington Street
Fairfax, VA 22033	McLean, VA 22101	Alexandria, VA 22314

Maryland Branches
Bethesda	Oxon Hill	Greenbelt
7708 Woodmont Avenue	6089 Oxon Hill Road	6329 Greenbelt Road
Bethesda, MD 20814	Oxon Hill, MD 20745	College Park, MD 20740

Rockville	Potomac (expected to open in March 2016)
14941 Shady Grove Road	9812 Falls Road
Rockville, MD 20850	Potomac, MD 20854

District of Columbia Branches
19th Street	Connecticut Avenue
1146 19th Street, NW	1025 Connecticut Avenue, NW
Washington, DC 20036	Washington, DC 20036

WashingtonFirst Mortgage Offices
Fairfax Office	Rockville Office
12700 Fair Lakes Circle, Suite #400	7811 Montrose Road, Suite #501
Fairfax, VA 22033	Rockville, MD 20854

1st Portfolio Wealth Advisors Office
Fairfax Office
12700 Fair Lakes Circle, Suite #400
Fairfax, VA 22033

Item 3. Legal Proceedings
From time to time, WashingtonFirst becomes involved in litigation relating to claims arising in the normal course of its business. In the opinion of management, there are no pending or threatened legal proceedings which would have a material adverse effect on WashingtonFirst’s financial condition or results of operations.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
(a)    Our voting common stock is listed for trading on the NASDAQ Capital Market under the symbol “WFBI.” Our non-voting common stock is not listed on any exchange. As of March 11, 2016, there were 10,404,584 shares of common stock voting issued and outstanding and 1,817,842 shares of common stock non-voting issued and outstanding. As of that date, our common stock voting was held by approximately 469 shareholders of record and the closing price of our common stock voting was $20.55. As of that date, our common stock non-voting was held by two shareholders of record.
The information below represents the high and low closing price per share of the common stock voting stock for the periods indicated below, as reported on the NASDAQ:

	Sales Prices		Common Stock Voting and Non-Voting Cash Dividends Declared
	Common Stock Voting
	High	Low
	(per share)
2016
First Quarter (through March 11, 2016)	$24.28	$20.18	$0.06
2015
Fourth Quarter	22.68	18.00	0.06
Third Quarter	18.99	15.95	0.05
Second Quarter	17.50	16.00	0.05
First Quarter	16.99	15.00	0.05
2014
Fourth Quarter	15.65	14.81	0.05
Third Quarter	15.51	13.81	0.04
Second Quarter	14.76	14.00	0.04
First Quarter	14.76	13.53	0.04
The Company commenced paying cash dividends in 2014. Although the Company expects to declare and pay quarterly cash dividends in the future, payment of dividends is at the discretion of the Board of Directors of the Company, and is subject to various federal and state regulatory limitations. Regulatory restrictions on the ability of the Bank to pay dividends to the Company are set forth in “Part 1, Item 1A - Risk Factors.”
The Board of Directors has declared three (3) stock dividends, on the Company’s outstanding shares of common stock voting and common stock non-voting, in the amount of five percent (5%) each: on January 23, 2012 (paid February 29, 2012), on April 5, 2013 (paid May 17, 2013), and on July 21, 2014 (paid September 2, 2014).

Shareholder Performance Graph
The following graph compares the performance of WashingtonFirst’s common stock with the performance of the S&P 500 Stock Market Index and the SNL U.S. Bank Index over the period from December 31, 2010 to December 31, 2015. The graph assumes that $100 was invested on December 31, 2010 in each of: WashingtonFirst’s common stock voting; the S&P 500 Stock Market Index: and the SNL U.S. Bank Index. The graph also assumes that all dividends were reinvested into the same securities throughout the past five years. WashingtonFirst obtained the information contained in the performance graph from SNL Financial.

	For the Year Ended December 31,
Index	2010	2011	2012	2013	2014	2015
WashingtonFirst Bankshares, Inc.	$100.00	$91.30	$99.52	$137.48	$154.46	$233.85
S&P 500	100.00	102.11	118.45	156.82	178.28	180.75
SNL U.S. Bank	100.00	77.44	104.51	143.49	160.40	163.14
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
(b) Not applicable.
(c) WashingtonFirst has not repurchased any shares of its common stock.

Item 6. Selected Financial Data
The selected consolidated financial data presented below should be reviewed in conjunction with the audited consolidated financial statements and related notes and with Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.

	2015	2014	2013	2012	2011
	(Dollars in thousands, except per share data)
Results of Operations:
Interest income	$63,183	$55,119	$46,829	$28,219	$24,387
Interest expense	9,211	7,219	6,130	4,949	5,009
Net interest income	53,972	47,900	40,699	23,270	19,378
Provision for loan losses	3,550	3,005	4,755	3,225	2,301
Net interest income after provision for loan losses	50,422	44,895	35,944	20,045	17,077
Non-interest income	7,891	1,998	1,139	3,541	1,159
Non-interest expenses	39,589	33,116	28,117	20,178	13,835
Income before taxes	18,724	13,777	8,966	3,408	4,401
Income tax expense	6,469	4,353	2,627	1,173	1,794
Net income	12,255	9,424	6,339	2,235	2,607
Net income available to common stockholders	12,181	9,263	6,161	2,057	1,930
Per Share Data:
Net income - basic per share	$1.21	$1.14	$0.77	$0.57	$0.60
Net income - diluted per share	1.19	1.12	0.76	0.56	0.59
Book value per common share	14.64	12.67	11.18	10.63	11.13
Tangible book value per common share	13.55	11.95	10.69	10.12	10.01
Period End Balances:
Assets	$1,678,577	$1,335,310	$1,127,559	$1,147,818	$559,462
Loans (1)	1,344,577	1,066,126	838,120	753,355	419,937
Investments (2)	226,241	171,733	148,897	138,221	59,477
Deposits	1,333,242	1,086,063	948,903	972,660	479,001
Borrowings (3)	149,913	104,311	63,489	64,923	24,350
Shareholders’ equity	178,595	134,538	107,604	101,520	53,477
Average Balances:
Assets	$1,483,500	$1,259,832	$1,060,309	$575,751	$494,121
Loans (1)	1,187,273	949,808	783,683	443,578	369,009
Investments (2)	196,172	172,367	124,418	66,675	54,609
Deposits	1,194,549	1,059,529	892,167	487,318	414,568
Borrowings (3)	133,783	81,859	56,693	29,314	28,088
Shareholders’ equity	144,492	112,707	105,489	56,801	49,727
Performance Ratios:
Return on average assets	0.83%	0.75%	0.60%	0.39%	0.53%
Return on average shareholders' equity	8.48%	8.36%	6.01%	3.92%	5.24%
Yield on average interest-earning assets	4.32%	4.51%	4.57%	5.02%	5.06%
Rate on average interest-bearing liabilities	0.90%	0.83%	0.84%	1.24%	1.43%
Net interest spread	3.42%	3.68%	3.73%	3.78%	3.63%
Net interest margin	3.74%	3.92%	3.97%	4.14%	4.02%
Efficiency ratio (4)	63.99%	66.37%	67.20%	75.26%	67.40%
Capital Ratios:
Total regulatory capital to risk-weighted assets	14.86%	13.20%	14.05%	13.77%	11.84%
Tier 1 capital to risk-weighted assets	12.22%	12.14%	12.80%	12.71%	10.73%
Tier 1 leverage	10.67%	10.23%	10.53%	9.97%	9.06%
Tangible common equity to tangible assets (5)	9.92%	8.60%	7.64%	6.97%	5.78%
Average equity to average assets	9.74%	8.95%	9.95%	9.87%	10.06%
Credit Quality Ratios:
Allowance for loan losses to loans held for investment	0.94%	0.87%	1.02%	0.83%	1.17%
Non-GAAP adjusted allowance for loan losses to total loans (5)	1.30%	1.46%	1.67%	2.09%	n/a
Non-performing loans to total loans	1.11%	1.02%	2.48%	2.48%	1.50%
Non-performing assets to total assets	0.86%	0.84%	1.97%	1.92%	1.25%
Net charge-offs to average loans held for investment	0.04%	0.24%	0.32%	0.43%	0.22%

(1) Includes Loans held for sale at lower of cost or fair value and loans held for investment at amortized cost.
(2) Includes the following categories from the balance sheet: available-for-sale investment securities and restricted stocks.
(3) Includes the following categories from the balance sheet: other borrowings, FHLB advances, and long-term borrowings.
(4) Efficiency ratio is calculated by dividing non-interest expense by total income.
(5) Reconciliation to GAAP measure provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial
Condition-Allowance for loan losses."

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information about the major components of the results of operations and financial condition, liquidity and capital resources of the Company and its subsidiaries. This discussion and analysis should be read in conjunction with the Part II, Item 8 - “Consolidated Financial Statements” and the “Notes to the Consolidated Financial Statements” presented in this Form 10-K.

Cautionary Note Regarding Forward-Looking Statements
The following discussion and other sections to which the Company has referred you contains management’s comments on the Company’s business strategy and outlook, and such discussions contain forward-looking statements. These forward-looking statements reflect the expectations, beliefs, plans and objectives of management about future financial performance and assumptions underlying management’s judgment concerning the matters discussed, and accordingly, involve estimates, assumptions, judgments and uncertainties. The Company’s actual results could differ materially from those discussed in the forward-looking statements and the discussion below is not necessarily indicative of future results. Factors that could cause or contribute to any differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in Part II, Item 1A - “Risk Factors.”
This report, as well as other periodic reports filed with the SEC, and written or oral communications made from time to time by or on behalf of the Company, may contain statements relating to future events or future results and their effects that are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “intend” and “potential,” or words of similar meaning, or future or conditional verbs such as “should,” “could,” or “may” or the negative of those terms or other variations of them or comparable terminology. Forward-looking statements include statements of the Company’s goals, intentions and expectations; statements regarding its business plans, prospects, growth and operating strategies; statements regarding the quality of its loan and investment portfolios; and estimates of its risks and future costs and benefits.
Forward-looking statements included herein speak only as of the date of this report. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of this report or to reflect the occurrence of unanticipated events except as required by federal securities laws.

Critical Accounting Policies and Estimates
The Company’s consolidated financial statements are prepared in accordance with GAAP and follow general practices in the U.S. banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements may reflect different estimates, assumptions, and judgments. Certain policies inherently rely to a greater extent on the use of estimates, assumptions, and judgments and as such may have a greater possibility of producing results that could be materially different than originally reported. Management believes the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results:

•	allowance for loan losses;

•	business combinations and acquired loans

•	goodwill and other intangible asset impairment;

•	accounting for income taxes; and,

•	fair value measurements.
The Company’s significant accounting policies are discussed in Part II, Item 8, Note 1 “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in this Form 10-K.
Allowance for Loan Losses
The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance that management considers adequate to absorb probable losses in the portfolio. Loans are charged against the allowance when management believes the collectability of the principal is unlikely. Recoveries of amounts previously charged-off are credited to the allowance. Management’s determination of the adequacy of the allowance is based on an evaluation of the composition of the loan portfolio, the value and adequacy of collateral, current economic conditions, historical loan loss experience, and other risk factors. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly those affecting real estate values. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to make adjustments to the allowance based on their judgments about information available to them at the time of their examination.
The Company performs regular credit reviews of the loan portfolio to review the credit quality and adherence to its underwriting standards. The credit reviews consist of reviews by its lenders and senior management, with reviews performed periodically by an independent third party. Upon origination, each loan is assigned a risk rating ranging from one to nine, with loans closer to one having less risk. This risk rating scale is the Company’s primary credit quality indicator. The Company has various committees that review and ensure that the allowance for loan losses methodology is in accordance with GAAP and loss factors used appropriately reflect the risk characteristics of the loan portfolio.
Impaired Loans - A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The impaired loan policy is the same for each of the seven classes within the commercial portfolio segment.
The Company’s allowance for loan losses consists of specific, general, and unallocated components.
Specific Reserve Component - The specific reserve component relates to impaired loans. Upon being identified as impaired, for loans not considered to be collateral dependent, an allowance is established when the discounted cash flows of the impaired loan are lower than the carrying value of that loan. The impairment of collateral dependent loans is measured based on the fair value of the underlying collateral (based on independent appraisals), less selling costs, compared to the carrying value of the loan. If the Company determines that the value of an impaired collateral dependent loan is less than the recorded investment in the loan, it either recognizes an impairment reserve as a specific component to be provided for in the allowance for loan losses or charges off the deficiency if it is determined that such amount represents a confirmed loss. Typically, a loss is confirmed when the Company is moving towards foreclosure (or final disposition) of the underlying collateral, the collateral deficiency has not improved over a period determined by management, or when there is a payment default of 180 days, whichever occurs first.
The Company obtains independent appraisals from a pre-approved list of independent, third party appraisal firms located in the market in which the collateral is located. The Company’s approved appraiser list is continuously maintained to ensure the list only includes such appraisers that have the experience, reputation, character, and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser is currently licensed in the state in which the property is located, experienced in the appraisal of properties similar to the property being appraised, has knowledge of current real estate market conditions and financing trends, and is reputable. The Company’s internal credit team, which reports to the Chief Credit Officer, performs either a technical or administrative review of all appraisals obtained. A technical review will ensure the overall quality of the appraisal, while an administrative review ensures that all of the required components of an appraisal are present. Generally, independent appraisals are updated as necessary. The Company’s impairment analysis documents the date of the appraisal used in the analysis, whether the officer preparing the report deems it current, and, if not, allows for internal valuation adjustments with justification. Adjustments to appraisals generally include discounts for continued market deterioration subsequent to the appraisal date. Any adjustments from the appraised value to carrying value are documented in the impairment analysis, which is reviewed and approved by senior credit administration officers and the Special Assets Committee. External appraisals are the primary source to value collateral dependent loans; however, the Company may also utilize values obtained through broker price opinions or other valuations sources. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. Impairment analyses are updated, reviewed, and approved on a quarterly basis at or near the end of each reporting period.
General Reserve Component - The general reserve consists of two parts. The first part covers non-impaired loans and is quantitatively derived from an estimate of credit losses adjusted for various environmental factors applicable to both commercial and consumer loan segments. The estimate of credit losses is a function of the product of net charge-off historical loss experience to the loan balance of the loan portfolio averaged during the preceding twelve quarters, as management has determined this to adequately reflect the losses inherent in the loan portfolio. The qualitative environmental factors consist of national, local, and portfolio characteristics and are applied to both the commercial and consumer segments. The following table shows the types of environmental factors management considers:

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
The second part covers certain non-impaired loans and is quantitatively derived from management’s estimate of potential credit losses based on its experience with these loans and their respective histories of non-performance.
Unallocated Component - This component may be used to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the loan portfolio. Together, the specific, general and unallocated components of the allowance for loan loss represent management’s estimate of losses inherent in the current loan portfolio. Though provisions for loan losses may be based on specific loans, the entire allowance for loan losses is available for any loan management deems necessary to charge-off.
Business Combinations and Acquired Loans
Business combinations are accounted for under ASC 805, Business Combinations, using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to recognize the assets acquired and liabilities assumed at the acquisition date measured at their fair value as of that date. To determine fair values, the Company utilizes third party valuations, such as appraisals, or internal valuations based on discounted cash flow analysis or other valuation techniques. Under the acquisition method of accounting, the Company will identify the acquirer and the closing date and apply applicable recognition principals and conditions. If they are necessary, to implement its plan to exit an activity of an acquiree, the costs that the Company expects, but is not obligated, to incur in the future are not liabilities at the acquisition date, nor are costs to terminate the employment of or relocate an acquiree’s employee(s). The Company does not recognize these costs as part of applying the acquisition method. Instead, the Company recognizes these costs as expenses in its post-combination financial statements in accordance with other applicable GAAP.
Acquisition-related costs are costs the Company incurs to effect a business combination. Those costs include advisory, legal, accounting, valuation and other professional services. Some other examples of acquisition-related costs to the Company include systems conversions, integration planning consultants and advertising costs. The Company will account for acquisition-related costs as expenses in periods in which the costs are incurred and the services received.
Loans acquired in a business combination are recorded at fair value on the date of acquisition. Loans acquired with deteriorating credit quality are accounted for in accordance with ASC 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorating Credit Quality, and are initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Loans acquired in business combinations with evidence of credit deterioration are not considered to be impaired unless they deteriorate further subsequent to the acquisition. Certain acquired loans, including performing loans and revolving lines of credit (consumer and commercial), are accounted for in accordance with ASC 310-20, Receivables - Nonrefundable Fees and Other Costs, where the discount is accreted through earnings based on estimated cash flows over the estimated life of the loan.
Goodwill and Intangible Assets
The Company follows ASC 350, Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company performs its annual impairment testing in the 4th quarter, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Examples of such events include, but are not limited to, a significant deterioration in future operating results, adverse action by a regulator or a loss of key personnel. Determining the fair value requires the Company to use a degree of subjectivity. Intangible assets with definite useful lives are amortized over their estimated useful lives, which range up to 15 years, to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Company’s Consolidated Balance Sheets.
WashingtonFirst recognized approximately $2.6 million of goodwill as a part of the Millennium Transaction in 2014 and approximately $5.2 million of goodwill as part of the 1st Portfolio acquisition in 2015. No goodwill impairment was recognized for the years ended December 31, 2015, 2014, and 2013.

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
Client list intangible assets arise when a client list is acquired through a business combination and that client list is deemed to be an asset that will provide value over a finite period of time. During the third quarter of 2015, approximately $1.4 million relating to a client list intangible asset was added to the balance sheet as a result of the 1st Portfolio Acquisition. The client list will amortize straight-line over a fifteen year period.
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

Executive Overview
The Company generates the majority of its revenues from interest income on loans and investment securities, service charges on customer accounts, mortgage activities and wealth advisory services. See Part II, Item 8, Note 27 - “Segment Reporting” for discussion of our business segments. Revenues are partially offset by interest expense paid on deposits and other borrowings, and non-interest expenses such as compensation and employee benefits, other operating costs and occupancy expenses. Net interest income is the difference between interest income on earning assets such as loans and securities and interest expense on liabilities such as the deposits and borrowings used to fund those assets. Net interest income is the Company’s largest source of revenue. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income.

•	In July 2015, the Company successfully completed its acquisition of 1st Portfolio. As of December 31, 2015, the mortgage and wealth advisory businesses were performing as expected.

•
Net interest income after provision for loan losses for the year ended December 31, 2015 increased $5.5 million or 12.3 percent to $50.4 million compared to $44.9 million for the year ended December 31, 2014. This increase is primarily attributable growth in earning assets of the Bank.

•
Net income available to common shareholders was $12.2 million for 2015, compared to $9.3 million for 2014. Diluted earnings per share were $1.19 per common share for 2015, compared to $1.12 per common share for 2014. This 2.9 million (31.5 percent) increase in earnings is primarily attributable to the growth in earning assets of the Bank and the acquisition of 1st Portfolio in July 2015.

•
As of December 31, 2015 and 2014, total assets were $1.7 billion and $1.3 billion, respectively. Total net loans held for investment increased by $240.0 million (22.7 percent) from $1.1 billion as of December 31, 2014, to $1.3 billion as of December 31, 2015. During the same period, total deposits increased $247.2 million (22.8%) to $1.3 billion.

•
As of December 31, 2015, WashingtonFirst had $14.5 million in non-performing assets, an increase of $3.3 million from December 31, 2014. Allowance for loan losses increased by $3.0 million during 2015 compared to December 31, 2014. The increase in the allowance was driven by provisions of $3.6 million partially offset by net charge-offs of $0.5 million. This resulted in a $12.3 million allowance for loan losses as of December 31, 2015, compared to $9.3 million as of December 31, 2014.

Acquisition Activities in 2014 and 2015
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
1st Portfolio Acquisition
On May 13, 2015, WashingtonFirst entered into an Agreement and Plan of Reorganization (“1st Portfolio Agreement”) providing for the Company’s acquisition of 1st Portfolio Holding Corporation with and into the Company (“1st Portfolio Acquisition”). The 1st Portfolio Acquisition closed on July 31, 2015. 1st Portfolio Holding Corporation’s wholly owned subsidiary, 1st Portfolio Wealth Advisors became a wholly owned subsidiary of WashingtonFirst and wholly owned subsidiary 1st Portfolio Lending Corporation (now WashingtonFirst Mortgage Corporation) became a wholly owned subsidiary of WashingtonFirst Bank.
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

Results of Operations

Table M1: Selected Performance Ratios
	For the Year Ended December 31,
	2015	2014	2013
	(dollars in thousands, except earnings per share)
Average total assets	$1,483,500	$1,259,832	$1,060,309
Average shareholders' equity	144,492	112,707	105,489
Net income	12,255	9,424	6,339
Basic earnings per common share	$1.21	$1.14	$0.77
Fully diluted earnings per common share	$1.19	$1.12	$0.76
Return on average assets	0.83%	0.75%	0.60%
Return on average shareholders' equity	8.48%	8.36%	6.01%
Return on average common equity	8.88%	9.59%	7.03%
Average shareholders' equity to average total assets	9.74%	8.95%	9.95%
Efficiency ratio	63.99%	66.37%	67.20%
Dividend payout ratio	16.53%	14.91%	5.19%

Table M2: Net Interest Income and Margin
	For the Year Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Net interest income	$53,972	$47,900	$40,699
Yield on average interest-earning assets (1)	4.32%	4.51%	4.57%
Rate on average interest-earning liabilities (1)	0.90%	0.83%	0.84%
Net interest spread (1)	3.42%	3.68%	3.73%
Net interest margin (1)	3.74%	3.92%	3.97%
(1) Annualized.
The following tables provide information regarding interest-earning assets and funding for the years ended 2015, 2014, and 2013. The balance of non-accruing loans is included in the average balance of loans presented, though the related income is accounted for on a cash basis. Therefore, as the balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly. The increase in average rate on interest-bearing deposit accounts is consistent with general trends in average short-term rates during the periods presented. The upward trend in the average rate on time deposits reflects the maturity of older time deposits and the issuance of new time deposits at higher market rates.

Table M3: Average Balances, Interest Income and Expense and Average Yield and Rates
	For the Year Ended December 31,
	2015			2014			2013
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (1)	$1,187,273	$59,346	5.00%	$949,808	$51,612	5.43%	$783,683	$44,267	5.65%
Investment securities - taxable	186,931	3,257	1.74%	163,351	2,886	1.77%	115,356	2,011	1.74%
Investment securities - tax-exempt (2)	3,088	74	3.01%	4,776	133	3.56%	5,941	154	3.29%
Other equity securities	6,153	257	4.18%	4,240	166	3.92%	3,121	89	2.84%
Interest-bearing balances	4,239	27	0.64%	14,056	87	0.62%	8,726	48	0.55%
Federal funds sold	55,121	222	0.40%	87,388	235	0.27%	109,291	260	0.24%
Total interest earning assets	1,442,805	63,183	4.32%	1,223,619	55,119	4.51%	1,026,118	46,829	4.57%
Non-interest earning assets:
Cash and due from banks	3,795			3,216			4,030
Premises and equipment	6,575			5,932			3,755
Other real estate owned	250			1,026			2,432
Other assets (3)	40,549			34,605			30,738
Less: allowance for loan losses	(10,474)			(8,566)			(6,764)
Total non-interest earning assets	40,695			36,213			34,191
Total Assets	$1,483,500			$1,259,832			$1,060,309

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$106,202	$261	0.25%	$90,759	$193	0.21%	$88,479	$167	0.19%
Money market deposit accounts	229,819	1,129	0.49%	212,373	1,026	0.48%	134,514	665	0.49%
Savings accounts	137,010	943	0.69%	124,943	896	0.72%	104,590	803	0.77%
Time deposits	411,336	4,098	1.00%	358,982	3,328	0.93%	342,880	3,129	0.91%
Total interest-bearing deposits	884,367	6,431	0.73%	787,057	5,443	0.69%	670,463	4,764	0.71%
FHLB advances	109,967	1,625	1.48%	63,108	1,051	1.67%	33,269	673	2.02%
Other borrowings and long-term borrowings	23,816	1,155	4.85%	18,751	725	3.87%	23,424	693	2.96%
Total interest-bearing liabilities	1,018,150	9,211	0.90%	868,916	7,219	0.83%	727,156	6,130	0.84%
Non-interest-bearing liabilities:
Demand deposits	310,182			272,472			221,704
Other liabilities	10,676			5,737			5,960
Total non-interest-bearing liabilities	320,858			278,209			227,664
Total Liabilities	1,339,008			1,147,125			954,820
Shareholders’ Equity	144,492			112,707			105,489
Total Liabilities and Shareholders’ Equity	$1,483,500			$1,259,832			$1,060,309

Interest Spread (4)			3.42%			3.68%			3.73%
Net Interest Margin (2)(5)		$53,972	3.74%		$47,900	3.92%		$40,699	3.97%

(1)	Includes loans held for sale and loans placed on non-accrual status.

(2)	Yield is presented on a fully taxable equivalent basis using a federal statutory rate of 35 percent.

(3)	Includes intangibles, deferred tax asset, accrued interest receivable, bank-owned life insurance and other assets.

(4)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(5)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

The following tables set forth information regarding the changes in the components of WashingtonFirst’s net interest income for the periods indicated. For each category, information is provided for changes attributable to changes in volume (change in volume multiplied by old rate) and changes in rate (change in rate multiplied by old volume). Combined rate/volume variances, the third element of the calculation, are allocated based on their relative size. The decreases in income due to changes in rate reflect the reset of variable rate investments, variable rate deposit accounts and adjustable rate mortgages to lower rates and the acquisition of new lower yielding investments and loans, as described above. The decrease in expense reflects the decreased cost of funding due to lower interest rates available in the debt markets. The increases due to changes in volume reflect the increase in on-balance sheet assets during the years ended December 31, 2015 and 2014.

Table M4: Changes in Rate and Volume Analysis
	2015 vs. 2014			2014 vs. 2013
	(Decrease)/Increase Due to			(Decrease)/Increase Due to
	Rate	Volume	Total	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Loans	$(4,860)	$12,594	$7,734	$(1,685)	$9,030	$7,345
Investment securities - taxable	(76)	447	371	24	851	875
Investment securities - tax exempt	(19)	(40)	(59)	16	(37)	(21)
Other equity securities	12	79	91	40	37	77
Interest bearing balances	3	(63)	(60)	7	32	39
Federal funds sold	91	(104)	(13)	31	(56)	(25)
Total income from interest-earning assets	(4,849)	12,913	8,064	(1,567)	9,857	8,290
Expense from interest-bearing liabilities:
Interest-bearing deposits	315	673	988	(136)	815	679
FHLB Advances	(143)	717	574	(133)	511	378
Borrowed funds	205	225	430	185	(153)	32
Total expense from interest-bearing liabilities	377	1,615	1,992	(84)	1,173	1,089
Increase (Decrease) in net interest income	$(5,226)	$11,298	$6,072	$(1,483)	$8,684	$7,201

Interest Earning Assets
Average loan balances were $1.2 billion for the year ended December 31, 2015, compared to $949.8 million and $783.7 million, for 2014 and 2013, respectively. This increase is attributable to both organic growth as well as the acquisition of Millennium Bank in 2014. The related interest income from loans was $59.3 million for the year ended December 31, 2015 resulting in an average yield of 5.00 percent, compared to $51.6 million and $44.3 million for 2014 and 2013, respectively, resulting in average yields of 5.43 percent and 5.65 percent, respectively. The decrease in average yield on loans reflects competitive pressure on loan pricing during the period (including the repricing of adjustable rate loans). Interest rates are established for classes of loans that include variable rates based on the prime rate as reported by The Wall Street Journal or other identifiable bases while others carry fixed rates with terms as long as 15 years. Most variable rate originations include minimum initial rates and/or floors.
Taxable investment securities balances averaged $186.9 million for the year ended December 31, 2015, compared to $163.4 million and $115.4 million for 2014 and 2013, respectively. Interest income generated on these investment securities for the year ended December 31, 2015 totaled $3.3 million, or a 1.74 percent yield, compared to $2.9 million or a 1.77 percent yield and $2.0 million or a 1.74 percent yield, for 2014 and 2013, respectively.
Tax-exempt investment securities balances averaged $3.1 million for the year ended December 31, 2015, compared to $4.8 million and $5.9 million, for 2014 and 2013, respectively. Interest income generated on these investment securities for the year ended December 31, 2015 totaled $0.1 million, or a 3.01 percent yield, compared to $0.1 million or a 3.56 percent and $0.2 million or a 3.29 percent yield for 2014 and 2013, respectively. The yield for tax-exempt securities has been presented as a fully taxable equivalent.
Other equity securities balances averaged $6.2 million for the year ended December 31, 2015, compared to $4.2 million and $3.1 million, for 2014 and 2013, respectively. Interest income generated on these investment securities for the year ended December 31, 2015 totaled $0.3 million, or a 4.18 percent yield, compared to $0.2 million or a 3.92 percent and $0.1 million or a 2.84 percent yield for 2014 and 2013, respectively.

Interest-bearing balances averaged $4.2 million for the year ended December 31, 2015, compared to $14.1 million and $8.7 million, for 2014 and 2013, respectively. The change in average interest-bearing balances was primarily a result of shifting excess cash balances. Interest income generated on these balances for the year ended December 31, 2015 totaled $27.0 thousand, or a 0.64 percent yield, compared to $0.1 million or a 0.62 percent and $48.0 thousand or a 0.55 percent yield for 2014 and 2013, respectively.
Short-term investments in federal funds sold averaged $55.1 million for the year ended December 31, 2015, compared to $87.4 million and $109.3 million for 2014 and 2013, respectively. The decrease in average short-term investments in 2015 is attributable to loan growth outpacing deposit growth. The decrease in average short-term investments in 2014 compared to 2013 is primarily a result of the excess federal funds sold balances in the first quarter 2013 due to the Alliance acquisition in December 2012. Interest income generated on these assets for the year ended December 31, 2015 totaled $0.2 million, or a 0.40 percent yield, compared to $0.2 million or a 0.27 percent yield and $0.3 million or a 0.24 percent yield in 2014 and 2013, respectively.
Interest Bearing Liabilities
Average interest-bearing deposits were $884.4 million for the year ended December 31, 2015 compared to $787.1 million and $670.5 million for 2014 and 2013, respectively. The increase in the average interest-bearing deposits in 2015 and 2014 is the result of organic growth and acquisitions. The related interest expense from interest-bearing deposits was $6.4 million for the year ended December 31, 2015, compared to $5.4 million and $4.8 million for 2014 and 2013, respectively. The average rate on these deposits was 0.73 percent for the year ended December 31, 2015, compared to 0.69 percent and 0.71 percent for 2014 and 2013, respectively. This increase in the cost of interest-bearing deposits is attributable to increased competition in the Company’s market, and changes in teh mix of interest-bearing deposits. The increase in interest expense is primarily attributable to an increase in the average balance of interest bearing liabilities as well as changes in the mix of deposit funding.
FHLB advances averaged $110.0 million for the year ended December 31, 2015, compared to $63.1 million and $33.3 million for 2014 and 2013, respectively. Interest expense incurred on these borrowing for the year ended December 31, 2015 totaled $1.6 million, or a 1.48 percent rate, compared to $1.1 million, or a 1.67 percent rate and $0.7 million or a 2.02 percent rate for 2014 and 2013, respectively.
Other borrowings and long-term liabilities averaged $23.8 million for the year ended December 31, 2015, compared to $18.8 million and $23.4 million for 2014 and 2013, respectively. Interest expense incurred on these borrowing for the year ended December 31, 2015 totaled $1.2 million, or a 4.85 percent rate, compared to $0.7 million, or a 3.87 percent rate and $0.7 million or a 2.96 percent rate for 2014 and 2013, respectively.
Provision for Loan Losses. During the year ended December 31, 2015, WashingtonFirst recorded provisions to its allowance for loan losses of $3.6 million, charge-offs of $0.7 million and recoveries of $0.2 million, compared to provisions to its allowance for loan losses of $3.0 million, charge-offs of $2.6 million and recoveries of $0.3 million for 2014; and compared to provisions to its allowance for loan losses of $4.8 million, charge-offs of $3.0 million and recoveries of $0.5 million for 2013. The increase in provision expense in 2015 versus 2014 is primarily attributable to loan growth. The decrease in provision expense in 2014 versus 2013 is primarily attributable to reduction in non-performing loans and general improvement in credit conditions.
Service Charges on Deposit Accounts. Service charges on deposit accounts were $0.4 million for the year ended 2015, and $0.5 million for the years ended 2014 and 2013.
Earnings on Bank-Owned Life Insurance. Earnings on bank-owned life insurance were $0.4 million, $0.4 million and $0.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Gain on Sale of Other Real Estate Owned. During the year ended December 31, 2015, WashingtonFirst realized net gains of $0.2 million on sale or OREO properties, compared to realized net gains of $0.1 million and $0.2 million for 2014 and 2013. See Note 9 - Other Real Estate Owned for further details. At December 31, 2015, the Company did not have any other real estate owned.
Gain on Sale of Other Loans, net. During the year ended December 31, 2015, WashingtonFirst Mortgage realized gains on the sale of loans of $4.6 million, compared to $0.4 million and $0.8 million realized by the Bank’s Mortgage Division for the years ended 2014 and 2013, respectively. WashingtonFirst Mortgage, formerly known as 1st Portfolio Lending, was acquired in July 2015. Gains realized in 2014 is related to the Bank’s mortgage division which was combined with WashingtonFirst Mortgage in 2015. The gain realized in 2013 is the result of the sale of part of its HELOC portfolio acquired in the Alliance acquisition.
Gain/Loss on Sale of Available-for-Sale Investment Securities. During the year ended December 31, 2015, WashingtonFirst received proceeds of $12.3 million, compared to $19.1 million and $6.5 million for 2014 and 2013, respectively, from the call or sale of securities from its available-for-sale investment portfolio resulting in net realized gains of $10.0 thousand in 2015, compared to net realized gains of $166.0 thousand and net realized losses of $1.5 million for 2014 and 2013, respectively. Of the $19.1 million proceeds received in 2014 from the call or sale of securities, the majority of the proceeds stem from the Millennium Transaction and management’s decision to reorganize the portfolio of securities received as a result of the Millennium Transaction. The $1.5 million net realized loss in 2013 was primarily caused by the liquidation of an investment in a bank trust preferred collateralized debt obligation security (“Trapeza CDO”) because of uncertainty regarding the future accounting implications of such investment under the revised, final “Volcker Rule” of the Dodd-Frank Act, which was released jointly by the Federal Reserve and a number of federal regulatory agencies in December of 2013. The Trapeza CDO, which was purchased in 2007 and classified as “Available for Sale”, was sold on December 19, 2013.
Other Operating Income. During the year ended December 31, 2015, WashingtonFirst recorded $0.7 million of other operating income compared to $0.6 million and $0.8 million for 2014 and 2013, respectively.
Compensation and Employee Benefits. Compensation and employee benefits were $23.1 million, $18.1 million and $14.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. The increase in compensation and employee benefits in 2015 and 2014 compared to 2013 is primarily the result of increased headcount as the Bank continues to expand as well as the acquisition of 1st Portfolio.
Premises and Equipment. Premises and equipment expenses were $6.3 million, $5.8 million and $5.5 million for 2015, 2014 and 2013, respectively. The increase in 2015 compared to 2014 was primarily due to the increase in rent expense associated with the addition of new branches and the 1st Portfolio acquisition in July 2015 with 1st Portfolio’s two office locations.
Data Processing. Data processing expenses were $3.5 million, $3.1 million and $3.0 million for 2015, 2014 and 2013, respectively. The increase in 2015 compared to 2014 was primarily attributable to increased core processing costs given the Bank’s growth and enhancements to network infrastructure.
Professional Fees. Professional fees, which includes legal, accounting and other professional services, were $1.3 million, $1.4 million and $1.5 million for the year ended December 31, 2015, 2014 and 2013, respectively. This decreasing trend is attributable to reduced reliance on outside legal services and and third party consultants.
Merger Expenses. Merger expenses were $0.5 million, $0.2 million and $6.0 thousand for the year ended December 31, 2015, 2014 and 2013, respectively. Merger expenses incurred in 2015 were attributable to the 1st Portfolio acquisition and in 2014 were due to the Millennium Transaction.
Other Operating Expenses. Other operating expenses were $4.6 million, $4.5 million and $4.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. See Note 23 - Other Expenses for further details.
Provision for Income Taxes. Provision for income taxes were $6.5 million, $4.4 million and $2.6 million for the years ended December 31, 2015, 2014 and 2013, respectively, resulting in effective tax rates of 34.55 percent, 31.60 percent and 29.30 percent, respectively. The increase to the 2015 effective tax rate is attributable to the Bank’s federal rate increasing from 34 percent to 35 percent and non-deductible merger expenses, offset by tax credits from the Bank’s investment in a low income housing tax credit fund (See Part II, Item 8, Note 17 - “Commitments and Contingencies” for additional details). The 2014 effective rate benefited from the release of the valuation allowance related to the probability of Company being able to utilize all deferred tax assets before expiration. The effective tax rate in 2013 benefited primarily from the deductibility of certain 2012 transaction costs after completing a tax analysis on these costs when preparing the 2013 tax return and a favorable change in the state deferred tax rate due to changes in apportionment of the combined company following the 2012 transaction.

Financial Condition
Total assets were $1.7 billion as of December 31, 2015, compared to $1.3 billion as of December 31, 2014. This increase is primarily attributable to the Bank’s organic growth as well as the acquisition of 1st Portfolio (See Note 3 related to acquisition). As of December 31, 2015, WashingtonFirst had $62.8 million of cash and cash equivalents, compared to $62.3 million as of December 31, 2014. As of December 31, 2015, WashingtonFirst had $220.1 million of investments, compared to $166.5 million as of December 31, 2014.
Total net loans held for investment, net, increased by $240.0 million (22.7 percent) from $1.06 billion as of December 31, 2014, to $1.30 billion as of December 31, 2015.
Total deposits increased $247.2 million (22.8 percent) from $1.1 billion as of December 31, 2014 to $1.3 billion as of December 31, 2015.
Total shareholders’ equity increased $44.1 million (32.7 percent) from $134.5 million as of December 31, 2014 to $178.6 million as of December 31, 2015. The increase in total shareholders’ equity during that period is primarily the result of the 1st Portfolio Acquisition, net income of $12.3 million, $31.1 million net from the issuance of common shares, stock option exercises of $0.6 million, less year to date dividends declared of $2.2 million, and a $0.6 million decrease in accumulated other comprehensive income as a result of the change in fair value of the available-for-sale investment portfolio.

Loans Held for Sale
Loans in this category are originated by the Mortgage Company, a wholly-owned subsidiary of WashingtonFirst Bank, and comprised of residential mortgage loans extended to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loans. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans and servicing are sold concurrently. The LHFS are closed in the name of the Mortgage Company and carried on our books until the loan is delivered to and purchased by an investor, generally within fifteen to forty-five days. The Mortgage Company was recently acquired, please see Note 3 - Acquisition Activity, for further details. As of December 31, 2015, loans held for sale totaled $36.5 million. The amount of loans held for sale outstanding at the end of any given month fluctuates with the volume of loans closed during the month and the timing of loans purchased by investors.
Loans Held for Investment
In its lending activities, WashingtonFirst seeks to develop relationships with clients whose business and individual banking needs will grow with WashingtonFirst. WashingtonFirst has made significant efforts to be responsive to the lending needs in the markets served, while maintaining sound asset quality and credit practices. WashingtonFirst extends credit to construction and development, residential real estate, commercial real estate, commercial and industrial and consumer borrowers in the normal course of business. The gross loans held for investment portfolio totaled $1.3 billion as of December 31, 2015, an increase of $243.0 million from the December 31, 2014 balance of $1.1 billion.

Table M5: Loans Held for Investment Portfolio by Loan Class
	As of December 31,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Construction and development	$249,433	19.1%	$156,241	14.7%	$97,324	11.6%	$91,586	12.2%	$50,993	12.1%
Commercial real estate	657,110	50.2%	650,051	61.0%	521,760	62.3%	408,359	54.2%	231,434	55.1%
Residential real estate	241,395	18.5%	122,306	11.5%	95,428	11.4%	126,394	16.8%	40,758	9.7%
Real estate loans	1,147,938	87.8%	928,598	87.2%	714,512	85.3%	626,339	83.2%	323,185	76.9%
Commercial and industrial	153,860	11.7%	127,084	11.9%	120,833	14.4%	124,670	16.5%	94,718	22.6%
Consumer	6,285	0.5%	9,376	0.9%	2,775	0.3%	2,346	0.3%	2,034	0.5%
Total loans held for investment	$1,308,083	100.0%	$1,065,058	100.0%	$838,120	100.0%	$753,355	100.0%	$419,937	100.0%

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
Loans secured by various types of real estate, which includes construction and development loans, commercial real estate loans, and residential real estate loans, constitute the largest portion of total loans. Of that portion, commercial real estate loans represent the largest dollar exposure. Substantially all of these loans are secured by properties in the greater Washington, D.C. metropolitan area with the heaviest concentration in Northern Virginia. Risk is managed through diversification by sub-market, property type, and loan size, and by seeking loans with multiple sources of repayment. The average outstanding loan balance in this portfolio is $0.6 million as of December 31, 2015.
Construction and development loans represented 19.1 percent and 14.7 percent of the total loan portfolio as of December 31, 2015 and December 31, 2014, respectively. New originations in this category are being underwritten in the context of current market conditions and are particularly focused in sub-markets which the Company believes to be relatively strong as compared to other markets in the region. Legacy loans, particularly in the land and speculative construction portion of this portfolio, have been largely converted to amortizing loans with regular principal and interest payments. WashingtonFirst expects any future reductions in its land and speculative construction exposure to be partially offset by increases in residential construction activities as market conditions improve.
Secured residential real estate loans represented 18.5 percent and 11.5 percent of total loans as of December 31, 2015 and December 31, 2014, respectively. In general, loans in these categories represent loans underwritten to customers who had or established a deposit relationship with the respective bank at the time the loan was originated. WashingtonFirst believes that its underwriting criteria reflect current market conditions.
The contractual maturity ranges or repricing schedules, as appropriate, of the loans in WashingtonFirst’s loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2015 are summarized in the following table:

Table M6: Loan Portfolio Maturity Schedule by Loan Class
	As of December 31, 2015
	One Year or Less	One to Five Years	Over Five Years	Total
	(in thousands)
Construction and development	$157,080	$64,018	$28,335	$249,433
Commercial real estate	54,762	213,721	388,627	657,110
Residential real estate	41,417	56,262	143,716	241,395
Commercial and industrial	65,668	65,925	22,267	153,860
Consumer	3,173	1,812	1,300	6,285
Total loans	$322,100	$401,738	$584,245	$1,308,083

Loans with a predetermined interest rate	$64,242	$272,155	$114,076	$450,473
Loans with a floating or adjustable interest rate	257,858	129,583	470,169	857,610
Total loans	$322,100	$401,738	$584,245	$1,308,083

Asset Quality
WashingtonFirst separates its loans into the following categories, based on credit quality: pass; pass watch; special mention; substandard; doubtful; and loss. WashingtonFirst reviews the characteristics of each rating at least annually, generally during the first quarter of each year. For a discussion of the characteristics of these ratings, see Note 6 - Loans Held for Investment.

Table M7: Held for Investment Loan Portfolio by Risk Rating and Loan Class
	As of December 31, 2015
Internal risk rating grades	Pass	Pass Watch	Special Mention	Substandard	Total
Risk rating number	1 to 5	6	7	8
	(in thousands)
Construction and development	$248,011	$1,301	$—	$121	$249,433
Commercial real estate	638,431	5,950	5,570	7,159	657,110
Residential real estate	234,957	4,447	783	1,208	241,395
Commercial and industrial	144,421	3,732	1,170	4,537	153,860
Consumer	5,905	380	—	—	6,285
Balance at end of period	$1,271,725	$15,810	$7,523	$13,025	$1,308,083
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
When payments are 90 days or more in arrears or when WashingtonFirst determines that it is no longer prudent to recognize current interest income on a loan, WashingtonFirst classifies the loan as non-accrual. From time to time, a loan may be past due 90 days or more but is well secured and in the process of collection and thus warrants remaining on accrual status. Non-accrual loans increased from $8.7 million as of December 31, 2014 to $10.2 million as of December 31, 2015. There were $28.0 thousand in loans past due more than 90 days that were still accruing as of December 31, 2015 and no loans past due more than 90 days that were still accruing as of December 31, 2014

Table M8: Loan Portfolio Aging and Non-Accrual Loans by Loan Class
	As of December 31, 2015
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due (and accruing)	Non- Accrual	Total Past Due	Total Loans
	(in thousands)
Construction and development	$249,312	$—	$—	$—	$121	$121	$249,433
Commercial real estate	649,185	2,466	—	—	5,459	7,925	657,110
Residential real estate	238,831	1,044	—	—	1,520	2,564	241,395
Commercial and industrial	149,703	411	617	28	3,101	4,157	153,860
Consumer	6,284	1	—	—	—	1	6,285
Balance at end of period	$1,293,315	$3,922	$617	$28	$10,201	$14,768	$1,308,083

	As of December 31, 2014
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	Total Past Due	Total Loans
	(in thousands)
Construction and development	$155,414	$—	$586	$241	$827	$156,241
Commercial real estate	641,292	201	2,911	5,647	8,759	650,051
Residential real estate	119,855	598	—	1,853	2,451	122,306
Commercial and industrial	124,591	857	683	953	2,493	127,084
Consumer	9,112	264	—	—	264	9,376
Balance at end of period	$1,050,264	$1,920	$4,180	$8,694	$14,794	$1,065,058
(1) For the purpose of this table, loans 1-29 days past due are included in the balance of current loans

Allowance for Loan Losses
The methodology used by the Company to determine the level of its allowance for loan losses is described in Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Allowance for Loan Losses.”
The allowance for loan losses was $12.3 million as of December 31, 2015, or approximately 0.94 percent of outstanding loans held for investment, compared to $9.3 million or approximately 0.87 percent of outstanding loans held for investment as of December 31, 2014, and $8.5 million or approximately 1.02 percent of loans outstanding as of December 31, 2013.
As of December 31, 2015, the Company has allocated $2.5 million for specific loans evaluated individually for impairment, and an additional $0.5 million for loans individually evaluated that were not deemed to be impaired. For the year ended December 31, 2015, WashingtonFirst recorded $3.6 million in provisions for loan losses, $0.7 million in charge-offs and $0.2 million in recoveries, compared to $3.0 million in provision for loans losses, $2.6 million in charge-off and $2.3 million in recoveries for the year ended December 31, 2014. For the year ended December 31, 2013, WashingtonFirst recorded $4.8 million in provisions for loan losses, $3.0 million in charge-offs and $0.5 million in recoveries.
In connection with the Millennium Transaction in February 2014, the respective allowances for loan losses that had been on the books of Alliance and Millennium were eliminated and each loan was individually measured and recorded at fair value at the time of acquisition. At acquisition, the loan portfolio acquired from Alliance had a book value of $277.6 million, and was recorded at a fair value of $268.3 million. The Millennium loan portfolio had a book value of $57.2 million at the date of the transaction and was recorded at a fair value of $51.3 million.

Of the Bank’s $1.3 billion in gross loans outstanding as of December 31, 2015, approximately $94.3 million or 7.2 percent were recorded on the books at fair value in connection with the acquisition of Alliance and the Millennium Transaction and have an aggregate discount on the books of $4.7 million as of December 31, 2015. This discount is a net amount consisting of credit-related mark-downs of $4.8 million, yield-related mark-downs of $1.1 million and yield-related mark-ups of $1.2 million.
The adjustment required to reconcile GAAP allowance for loan losses with WashingtonFirst’s non-GAAP adjusted allowance for loan losses and adjusted allowance for loan losses to total loans ratios is the addition of the credit purchase accounting marks on purchased loans in the portfolio. Loans that were acquired under the purchase accounting method are carried at book value with certain accounting marks set up on them at the time of purchase. These accounting marks can be pricing marks or credit marks. Pricing marks account for the difference in current interest rates and the interest rate on the loan being acquired, and may be either positive or negative. Credit marks may only be negative and are similar to an allowance for loans losses based on credit quality. Therefore, in determining the adjusted allowance for loan losses and related ratio, the credit mark component is added to the allowance for loan losses and to the total loans held for investment. Below is a reconciliation of the allowance for loan losses and related ratios to the non-GAAP adjusted allowance for loan losses and related ratios as of 2015 and 2014:

Table M9: Reconciliation of GAAP Allowance Ratio to Non-GAAP Allowance Ratio
	As of December 31,
	2015	2014
	(dollars in thousands)
GAAP allowance for loan losses	$12,289	$9,257
GAAP loans held for investment, at amortized cost	1,308,083	1,065,058

GAAP allowance for loan losses to total loans	0.94%	0.87%

GAAP allowance for loan losses	$12,289	$9,257
Plus: Credit purchase accounting marks	4,721	6,336
Non-GAAP adjusted allowance for loan losses	$17,010	$15,593

GAAP loans held for investment, at amortized cost	$1,308,083	$1,065,058
Plus: Credit purchase accounting marks	4,721	6,336
Non-GAAP loans held for investment, at amortized cost	$1,312,804	$1,071,394

Non-GAAP adjusted allowance for loan losses to total loans	1.30%	1.46%

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

Table M10: Analysis of the Allowance for Loan Losses
	For the Year Ended December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Balance at beginning of period	$9,257	$8,534	$6,260	$4,932	$3,447
Provision for loan losses	3,550	3,005	4,755	3,225	2,301
Charge-offs:
Construction and development	—	(100)	—	(508)	(300)
Commercial real estate	(138)	(938)	(109)	(694)	(195)
Residential real estate	(143)	(715)	(817)	(232)	(202)
Commercial and industrial	(224)	(618)	(2,077)	(647)	(148)
Consumer loans	(171)	(232)	(1)	(5)	(7)
Total charge-offs	(676)	(2,603)	(3,004)	(2,086)	(852)
Recoveries:
Construction and development	—	—	74	19	—
Commercial real estate	1	102	234	138	—
Residential real estate	117	197	42	32	25
Commercial and industrial	35	18	164	—	11
Consumer	5	4	9	—	—
Total recoveries	158	321	523	189	36
Net recoveries/(charge-offs)	(518)	(2,282)	(2,481)	(1,897)	(816)
Balance at end of period	$12,289	$9,257	$8,534	$6,260	$4,932

Allowance for loan losses to total loans held for investment	0.94%	0.87%	1.02%	0.83%	1.17%
Non-GAAP adjusted allowance for loan losses to total loans held for investment	1.30%	1.46%	1.67%	2.09%	n/a
Allowance for loan losses to non-accrual loans	120.47%	106.48%	56.57%	40.09%	160.23%
Allowance for loan losses to non-performing assets	84.76%	82.61%	38.33%	28.39%	70.59%
Non-performing assets to total assets	0.86%	0.84%	1.97%	1.92%	1.25%
Net charge-offs to average loans held for investment	0.04%	0.24%	0.32%	0.43%	0.22%

Table M11: Changes in Allowance for Loan Losses by Loan Class
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Balance as of December 31, 2012	$863	$2,655	$573	$2,142	$27	$6,260
Provision for loan losses	(256)	2,247	1,122	1,572	70	4,755
Charge-offs	—	(109)	(817)	(2,077)	(1)	(3,004)
Recoveries	74	234	42	164	9	523
Balance as of December 31, 2013	$681	$5,027	$920	$1,801	$105	$8,534
Provision for loan losses	447	1,483	518	411	146	3,005
Charge-offs	(100)	(938)	(715)	(618)	(232)	(2,603)
Recoveries	—	102	197	18	4	321
Balance as of December 31, 2014	$1,028	$5,674	$920	$(600)	$23	$9,257
Provision for loan losses	1,293	588	638	749	282	3,550
Charge-offs	—	(138)	(143)	(224)	(171)	(676)
Recoveries	—	1	117	35	5	158
Balance as of December 31, 2015	$2,321	$6,125	$1,532	$(189)	$139	$12,289

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

Table M12: Loans Held for Investment and Related Allowance for Loan Losses by Impairment Method and Loan Class
	As of December 31, 2015
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Ending Balance:
Evaluated collectively for impairment	$249,312	$643,617	$235,885	$145,217	$5,932	$1,279,963
Evaluated individually for impairment	121	5,458	3,488	5,050	353	14,470
Evaluated individually for impairment but not deemed to be impaired	—	8,035	2,022	3,593	—	13,650
	$249,433	$657,110	$241,395	$153,860	$6,285	$1,308,083

Allowance for Losses:
Evaluated collectively for impairment	$2,291	$4,990	$1,181	$787	$20	$9,269
Evaluated individually for impairment	30	972	170	1,209	119	2,500
Evaluated individually for impairment but not deemed to be impaired	—	163	181	176	—	520
	$2,321	$6,125	$1,532	$2,172	$139	$12,289

Non-performing Assets
As of December 31, 2015, WashingtonFirst had $14.5 million of non-performing assets compared to $11.2 million as of December 31, 2014, an increase of $3.3 million. The ratio of non-performing assets to total assets increased 2 basis points to 0.86 percent as of December 31, 2015 from 0.84 percent as of December 31, 2014.

Table M13: Non-Performing Assets
	As of December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Non-accrual loans	$10,201	$8,694	$15,087	$15,615	$3,078
90+ days still accruing	28	—	—	—	—
Troubled debt restructurings still accruing	4,269	2,151	5,715	3,036	3,226
Asset-backed security	—	—	—	106	68
Other real estate owned	—	361	1,463	3,294	615
Total non-performing assets	$14,498	$11,206	$22,265	$22,051	$6,987
Non-performing assets to total assets	0.86%	0.84%	1.97%	1.92%	1.25%

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
As of December 31, 2015, there was $10.2 million in loans on non-accrual status compared to $8.7 million as of December 31, 2014. The $10.2 million non-accrual loan balance consists primarily of loans secured by commercial real estate. The specific allowance for impaired loans was $2.5 million and $1.0 million, respectively, as of December 31, 2015 and 2014.

Other Real Estate Owned (OREO). As of December 31, 2015, WashingtonFirst had no assets classified as OREO on the balance sheet, compared to $0.4 million and $1.5 million as of December 31, 2014 and 2013, respectively. During the year ended December 31, 2015, WashingtonFirst sold four OREO properties collecting cash proceeds of $0.7 million and realizing net gains of $0.2 million, compared to seven sales in 2014 collecting cash proceeds of $1.2 million resulting in net realized gains of $0.1 million and ten sales in 2013 collecting cash proceeds of $3.7 million resulting in net realized gains of $0.2 million. During the year ended December 31, 2015, WashingtonFirst acquired one OREO property with a fair value of $0.1 million through foreclosure, compared to five OREO properties with a fair value of $0.4 million in 2014. For the year ended 2013, WashingtonFirst acquired five OREO properties through foreclosure with a fair value of $2.2 million.

Table M14: Changes in Other Real Estate Owned
	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Balance at beginning of period	$361	$1,463	$3,294
Properties acquired at foreclosure	90	360	2,176
Sales of foreclosed properties	(451)	(1,130)	(3,573)
Write downs	—	(332)	(434)
Balance at end of period	$—	$361	$1,463

Investment Securities - Available-for-sale
WashingtonFirst actively manages its portfolio duration and composition in response to changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are pledged as collateral for certain borrowing transactions, public funds and repurchase agreements. The total fair value of the amount of the investment securities accounted for under available-for-sale accounting was $220.1 million as of December 31, 2015 compared to $166.5 million as of December 31, 2014. The increase is primarily attributable to additional purchases of investment securities in excess of amounts that matured during the course of the year in order to increase the proportion of investments on the balance sheet and to increase interest income.

Table M15: Available-for-Sale Investment Securities Summary
	As of December 31,
	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
U.S. Treasuries	$9,618	4.4%	$3,014	1.8%	$2,996	2.1%
U.S. Government agencies	96,016	43.6%	51,864	31.1%	38,039	26.2%
Mortgage-backed securities	58,876	26.7%	50,792	30.5%	43,854	30.1%
Collateralized mortgage obligations	40,398	18.4%	44,815	26.9%	42,717	29.4%
Taxable state and municipal securities	10,853	4.9%	12,754	7.7%	12,170	8.4%
Tax-exempt state and municipal securities	4,352	2.0%	3,269	2.0%	5,591	3.8%
Total available-for-sale investment securities	$220,113	100.0%	$166,508	100.0%	$145,367	100.0%

The investment portfolio contains U.S. Treasury securities; U.S. Government agency securities; CMOs and MBS backed by residential mortgages guaranteed by the US Government, FNMA or FHLMC; and municipal securities. When prepayments on various CMOs and MBS instruments occur at a faster rate than anticipated, premium amortization increases which adversely impacts the portfolio yield. As of December 31, 2015, U.S. Government and agency securities represented $105.6 million or 48.0 percent of the portfolio, while CMOs and MBS were $99.3 million, or 45.1 percent of the portfolio, and municipal securities were $15.2 million, or 6.9 percent of the portfolio.
The yield on the taxable available-for-sale investment securities portfolio for 2015 was 1.74 percent, compared to 1.77 percent and 1.74 percent, respectively, for 2014 and 2013. The tax equivalent yield on the tax-exempt available-for-sale investment securities portfolio for 2015 was 3.01 percent, respectively, compared to 3.56 percent and 3.29 percent for 2014 and 2013.

The amortized cost, fair value and yield of investments by remaining contractual maturity for available-for-sale investment securities are set forth below. Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

Table M16: Available-for-Sale Investment Securities Contractual Maturity
	As of December 31, 2015
	Amortized Cost	Fair Value	Weighted-Average Yield
	(in thousands)
Due within one year	$4,606	$4,624	1.73%
Due after one year through five years	99,447	99,685	1.72%
Due after five years through ten years	38,697	38,611	1.92%
Due after ten years	77,662	77,193	1.88%
Total available-for-sale investment securities	$220,412	$220,113	1.81%

	As of December 31, 2014
	Amortized Cost	Fair Value	Weighted-Average Yield
	(in thousands)
Due within one year	$1,186	$1,204	3.41%
Due after one year through five years	49,818	50,294	1.71%
Due after five years through ten years	36,776	37,011	2.00%
Due after ten years	78,052	77,999	1.85%
Total available-for-sale investment securities	$165,832	$166,508	1.85%

Restricted Stock
WashingtonFirst’s securities portfolio contains restricted stock investments that are required to be held as part of its banking operations. These include stock of the FHLB, ACBB and CBB.

Table M17: Composition of Restricted Stocks
	As of December 31,
	2015	2014
	(in thousands)
FHLB stock	$5,772	$4,869
ACBB	100	100
CBB	256	256
Total other equity securities	$6,128	$5,225

Deposits
WashingtonFirst seeks deposits within its market area by offering high-quality customer service, using technology to deliver deposit services effectively and paying competitive interest rates.
As of December 31, 2015, the deposit portfolio totaled $1.3 billion, comprised of $0.3 billion of non-interest bearing deposits and $1.0 billion of interest bearing deposits. Total deposits increased $247.2 million (22.8 percent) from $1.1 billion as of December 31, 2014 to $1.3 billion as of December 31, 2015. As of December 31, 2014, the deposit portfolio totaled $1.1 billion, which was composed of $278.1 million of non-interest bearing deposits and $808.0 million of interest bearing deposits.

The average balance of interest bearing deposits was $884.4 million for the year ended December 31, 2015 compared to $787.1 million and $670.5 million for 2014 and 2013, respectively. The increase in the average interest-bearing deposits in 2015 and 2014 is the result of organic growth and acquisitions. The related interest expense from interest-bearing deposits was $6.4 million for the year ended December 31, 2015, compared to $5.4 million and $4.8 million for 2014 and 2013, respectively. The average rate on these deposits was 0.73 percent for the year ended December 31, 2015, compared to 0.69 percent and 0.71 percent for 2014 and 2013. The increase in interest expense is primarily attributable to an increase in the average balance of interest bearing liabilities as well as changes in the mix of deposit funding.
Average non-interest bearing deposits were $310.2 million for the year ended December 31, 2015, compared to $272.5 million and $221.7 million for 2014 and 2013, respectively. The increase in the average non-interest-bearing deposits in 2015 and 2014, compared to the same period in 2014, is the result of organic growth and acquisitions.

Table M18: Certificates of Deposit Greater Than or Equal to $100,000 by Maturity
	As of December 31,
	2015	2014
	(in thousands)
Three months or less	$74,826	$49,637
Three through six months	66,084	33,056
Six through twelve months	106,379	71,438
Over twelve months	111,069	116,718
Total certificates of deposit greater than or equal to $100,000	$358,358	$270,849

Other Borrowings
Other borrowings consist of customer repurchase agreements which are standard commercial bank transactions that involve a WashingtonFirst customer instead of a wholesale bank or broker. This product is an accommodation to commercial customers and individuals that require safety for their funds beyond the FDIC deposit insurance limits. WashingtonFirst believes this product offers it a stable source of financing at a reasonable market rate of interest and is continuing the program. As of December 31, 2015, WashingtonFirst had $6.9 million of customer repurchase agreements with an average rate of 0.05 percent, compared to $8.2 million at 0.05 percent as of December 31, 2014.
FHLB Advances
The FHLB is a significant source of funding for WashingtonFirst. WashingtonFirst augments its funding portfolio with FHLB advances for both liquidity and interest rate management. The purchase accounting mark noted in the table below is associated with an advance acquired in the 2012 Alliance acquisition and is being amortized over the life of the advance. Advances are secured by a lien on certain loans and securities of WashingtonFirst Bank that are pledged from time to time.

Table M19: Composition of FHLB Advances
	As of December 31,
	2015	2014
	(dollars in thousands)
As of period ended:
FHLB advances	$107,579	$83,054
FHLB purchase accounting mark	2,508	2,993
FHLB total	$110,087	$86,047
Weighted average outstanding effective interest rate	1.62%	1.58%

Table M20: FHLB Advances Average Balances
	For the Year Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Averages for the period:
FHLB advances	$109,967	$63,108	$33,269
Average effective interest rate paid during the period	1.48%	1.67%	2.02%
Maximum month-end balance outstanding	$127,696	$101,169	$43,478

Long-term Borrowings

Table M21: Long-term Borrowings Detail
	As of December 31,
	2015	2014
	(in thousands)
Subordinated debt	$25,000	$2,281
Trust preferred capital notes	7,884	7,746
Long-term borrowings	$32,884	$10,027

On October 5, 2015, the Company issued $25.0 million in subordinated debt (the “Company Subordinated Debt”). The Company Subordinated Debt has a maturity of ten (10) years with a five year no-call provision, maturing in full on October 15, 2025, and carries a 6.00 percent fixed rate coupon, payable quarterly, subject to reset after five years at 3-month LIBOR plus 467 basis points. As of December 31, 2015 the entire amount of Company Subordinated Debt is considered Tier 2 Capital.
On June 30, 2003, Alliance invested $0.3 million as common equity into a wholly-owned Delaware statutory business trust (the “Trust”). Simultaneously, the Trust privately issued $10.0 million face amount of thirty-year floating rate trust preferred capital securities (the “Trust Preferred Capital Notes”) in a pooled trust preferred capital securities offering. The Trust used the offering proceeds, plus the equity, to purchase $10.3 million principal amount of Alliances’ floating rate junior subordinated debentures due 2033 (the “Subordinated Debentures”). The Trust Preferred Capital Notes are callable at any time without penalty. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15 percent subject to quarterly interest rate adjustments. The interest rates as of December 31, 2015 and December 31, 2014 were 3.66 percent and 3.39 percent, respectively. The Trust Preferred Capital Notes are guaranteed by WashingtonFirst on a subordinated basis, and were recorded on WashingtonFirst’s books at the time of the Alliance acquisition at a discounted amount of $7.5 million, which was the fair value of the instruments at the time of the acquisition. The $2.5 million discount is being expensed monthly over the life of the obligation.
Under the indenture governing the Trust Preferred Capital Notes, WashingtonFirst has the right to defer payments of interest for up to twenty consecutive quarterly periods. The interest deferred under the indenture compounds quarterly at the interest rate then in effect. WashingtonFirst is not currently deferring the interest payments.
Under current regulatory guidelines, the Trust Preferred Capital Notes may constitute no more than 25 percent of total Tier 1 Capital. Any amount not eligible to be counted as Tier 1 Capital is considered to be Tier 2 Capital. As of 2015 and 2014, the entire amount of Trust Preferred Capital Notes was considered Tier 1 Capital.
Capital Resources
Capital management consists of providing equity to support WashingtonFirst’s current and future operations. The Company is subject to capital adequacy requirements imposed by the Federal Reserve and the Bank is subject to capital adequacy requirements imposed by the FDIC. Both the Federal Reserve and the FDIC have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy.
As of December 31, 2015 and December 31, 2014, WashingtonFirst Bank had $100.1 million and $43.9 million, respectively, of capital in excess of the amount needed to meet the regulatory minimum Tier 1 leverage ratio required to be considered “well capitalized.”

WashingtonFirst elected to participate in the SBLF program, and on August 4, 2011, WashingtonFirst issued and sold to the U.S. Treasury 17,796 shares of Series D Preferred Stock for an aggregate purchase price of $17.8 million in cash. In 2015, WashingtonFirst redeemed its remaining balance of $13.3 million.
Total shareholders’ equity increased $44.1 million (32.7 percent) from $134.5 million as of December 31, 2014 to $178.6 million as of December 31, 2015. The increase in total shareholders’ equity during that period is attributable to a $31.1 million net of offering costs from a common stock offering completed in December 2015, the 1st Portfolio Acquisition in July 2015, net income of $12.3 million, stock option exercises of $0.6 million, less year to date dividends declared of $2.2 million, and a $0.6 million decrease in accumulated other comprehensive income as a result of the change in fair value of it available-for-sale investment portfolio.

Table M22: Capital Categories, Capital Ratios and Minimum Capital Ratios Required by Bank Regulators
	As of December 31,
	2015	2014
	(in thousands)
Tier 1 Capital:
Common stock	$121	$95
Capital surplus	160,861	112,887
Accumulated earnings	17,740	7,775
Less: disallowed assets	(13,933)	(6,894)
Total Common Equity Tier 1 Capital (1)	164,789	113,863

Add: Preferred Stock	—	13,347
Add: Trust preferred	7,884	7,746
Total Tier 1 Capital	$172,673	$134,956

Tier 2 Capital:
Qualifying allowance for loan losses	12,289	9,257
Qualifying subordinated debt	25,000	2,500
Total Tier 2 Capital	$37,289	$11,757

Total risk-based capital	$209,962	$146,713
Risk weighted assets	1,412,771	1,111,426
Qualifying quarterly average assets	1,618,250	1,319,030
(1) Common equity tier 1 ratio conforms to the regulatory standards of Basel III that took effect on January 1, 2015, and thus do not apply to December 31, 2014.

Table M23: Capital Ratios and Regulatory Requirements Summary
	As of December 31,		To Be Well Capitalized Under Prompt Corrective Action Provisions	For Minimum Capital Adequacy Requirements
	2015	2014
Capital Ratios:
Total risk-based capital ratio	14.86%	13.20%	10.00%	8.00%
Tier 1 risk-based capital ratio	12.22%	12.14%	8.00%	6.00%
CET 1 risk-based capital ratio (1)	11.66%	n/a	6.50%	4.50%
Tier 1 leverage ratio	10.67%	10.23%	5.00%	4.00%
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

Liquidity
Liquidity is the ability to meet the demand for funds from depositors and borrowers as well as expenses incurred in the operation of the business. WashingtonFirst has a formal liquidity management policy and a contingency funding policy used to assist management in executing its liquidity strategies. Similar to other banking organizations, WashingtonFirst monitors the need for funds to support depositor activities and funding of loans on a daily basis. Liquid assets include cash, interest-bearing balances, Federal funds sold, securities available for sale, loans held for sale and loans maturing within one year. Additional liquidity sources available to the Company include its capacity to borrow funds through correspondent bank lines of credit, a line of credit with the FHLB of Atlanta, the purchase of wholesale and brokered deposits and a corporate line of credit at a correspondent bank. Management considers the Company’s overall liquidity to be sufficient to satisfy its depositors requirements and to meet its customers’ credit needs.
Cash and cash equivalents and securities available for sale comprised 16.9 percent of total assets as of December 31, 2015, compared to 17.1 percent as of December 31, 2014. Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary. The Bank maintains $108.5 million in unsecured lines of credit with a variety of correspondent banks. As of December 31, 2015, there were no outstanding balances on these lines of credit. The Bank also maintains a secured line of credit with the FHLB of Atlanta up to 25 percent of total assets or $419.6 million as of December 31, 2015 based on available collateral. As of December 31, 2015, the Bank’s borrowing capacity was $398.7 million of which $107.6 million was outstanding.
Community banks may also acquire funding from brokers through a nationally recognized network of financial institutions. The Bank may utilize such funding when rates are more favorable than other comparable sources of funding. As of December 31, 2015, the Bank had no brokered funds.
As of December 31, 2015, loans held for investment that mature within one year totaled $322.1 million or 19.2 percent of total assets.

Concentrations
Substantially all of WashingtonFirst’s loans, commitments and standby letters of credit have been granted to customers located in the greater Washington, D.C. metropolitan area. WashingtonFirst’s overall business includes a significant focus on commercial and residential real estate activities. As of December 31, 2015, commercial real estate loans were 50.2 percent of the total loan portfolio, construction and development loans were 19.1 percent of the total loan portfolio and residential real estate loans were 18.5 percent of the total loan portfolio.
The banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. As of December 31, 2015, the Bank’s total reported loans for construction, land development, and other land acquisitions represented 129.1 percent of total bank risk based capital, and its total commercial real estate loans represented 469.2 percent of total bank risk based capital.
See Part II, Item 1A. Risk Factors - “Risks Associated With WashingtonFirst’s Business”, “WashingtonFirst’s profitability depends significantly on local economic conditions” and Part II, Item 1A. Risk Factors - “Risks Associated With WashingtonFirst’s Business”, “WashingtonFirst’s loan portfolios have significant real estate concentration” for more information regarding risks.

Off-Balance Sheet Arrangements
The Company enters into certain off-balance sheet arrangements in the normal course of business to meet the financing needs of customers. These arrangements include commitments to extend credit, standby letters of credit and financial guarantees which would impact the overall liquidity and capital resources to the extent customers accept and/or use these commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. With the exception of these arrangements, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. For more information pertaining to these commitments, see Part II, Item 8, Note 17 “Commitments and Contingencies” in this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk is defined as the sensitivity of net income, fair market values and capital to changes in interest rates, foreign currency exchange rates, commodity prices and other relevant market prices and rates. The Company’s primary market risk exposure is interest rate risk inherent in our lending, deposit taking and borrowing activities, since net interest income is the largest component on net income. The board of directors has delegated interest rate risk management to the ALCO. ALCO is governed by policy approved annually by our board of directors. The overall interest rate risk position and strategies are reviewed by executive management, ALCO and the Bank’s board of directors on an ongoing basis. ALCO formulates and monitors management of interest rate risk through policies and guidelines it establishes and through review of detailed reports discussed at least quarterly. In establishing guidelines, ALCO considers impact on earnings, capital, level and direction of interest rates, liquidity, local economic conditions, external threats and other factors as part of its process to identify and manage maturity and re-pricing mismatches inherent in its cash flows to provide net interest growth consistent with the Company’s earnings objectives.
The Company uses an earnings simulation model on a quarterly basis to monitor its interest rate sensitivity and risk, and to model balance sheet and income statement effects in alternative interest rate scenarios. In modeling interest rate risk, the Company measures NII sensitivity and EVE. The resulting percentage change in NII over various rate scenarios is an indication of short-term interest rate risk. The resulting change in EVE over various rate scenarios is an indication of long-term interest rate risk.
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
The board of directors has established interest rate risk limits in its ALCO policy for static gap analysis and both NII and EVE. WashingtonFirst engages an outside consulting firm to assist in modeling its short-term and long-term interest rate risk profile. On a periodic basis, management reports to ALCO and the board of directors on WashingtonFirst’s interest rate risk profile and expectations of changes in the profiles based on certain interest rate shocks. The Company believes its strategies are prudent and is within its policy guidelines as of December 31, 2015.
The interest rate risk model results for December 31, 2015 and December 31, 2014 are shown in the table below based on an immediate shift in market interest rates and a static balance sheet. The percentage change indicates what the Company would expect NII and EVE to change over the next twelve months under various interest rate shock scenarios:

	Percentage Change in NII and EVE from Base Case
Interest	2015		2014
Rate Shocks	NII	EVE	NII	EVE
+400 bp	2.8%	0.2%	4.9%	0.9%
+300 bp	5.8%	2.7%	6.3%	2.3%
+200 bp	5.3%	4.4%	4.9%	3.7%
+100 bp	3.1%	3.6%	1.6%	2.5%
-100 bp	3.7%	(1.9)%	4.3%	(0.8)%
-200 bp	3.2%	(7.0)%	3.6%	(6.1)%

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
Impact of Inflation and Changing Prices
The Company’s financial statements included in Item 8 below have been prepared in accordance with GAAP, which requires the financial position and operating results to be measured principally in terms of historic dollars without considering the change in the relative purchasing power of money over time due to inflation. Inflation can affect the Company’s results of operations mainly through increased operating costs, but since nearly all Company assets and liabilities are monetary in nature, changes in interest rates affect financial condition of the Company to a greater degree than changes in the rate of inflation. Although interest rates are greatly influenced by changes in the inflation rate, the rate and magnitude of change may not be the same. Management reviews pricing of its products and services in response to recent and expected costs due to inflation as a means to mitigate the inflationary impact on financial performance.

Item 8. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
WashingtonFirst Bankshares, Inc.
Reston, Virginia
We have audited the accompanying consolidated balance sheets of WashingtonFirst Bankshares, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WashingtonFirst Bankshares, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Philadelphia, Pennsylvania
March 15, 2016

BDO USA, LLP, a Delaware limited liability partnership, is the U.S. member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

BDO is the brand name for the BDO network and for each of the BDO Member Firms.

WashingtonFirst Bankshares, Inc.
Consolidated Balance Sheets

	As of December 31,
	2015	2014
	(in thousands)
Assets:
Cash and cash equivalents:
Cash and due from bank balances	$3,739	$3,396
Federal funds sold	59,014	46,876
Interest bearing deposits	—	12,034
Cash and cash equivalents	62,753	62,306
Investment securities, available-for-sale, at fair value	220,113	166,508
Restricted stocks, at cost	6,128	5,225
Loans held for sale, at lower of cost or fair value	36,494	1,068
Loans held for investment:
Loans held for investment, at amortized cost	1,308,083	1,065,058
Allowance for loan losses	(12,289)	(9,257)
Total loans held for investment, net of allowance	1,295,794	1,055,801
Premises and equipment, net	7,374	6,198
Goodwill	11,431	6,240
Identifiable intangibles	1,888	654
Deferred tax asset	12,227	10,931
Accrued interest receivable	4,502	3,852
Other real estate owned	—	361
Bank-owned life insurance	13,521	13,147
Other assets	6,352	4,364
Total Assets	$1,678,577	$1,336,655
Liabilities and Shareholders' Equity:
Liabilities:
Non-interest bearing deposits	$304,425	$278,051
Interest bearing deposits	1,028,817	808,012
Total deposits	1,333,242	1,086,063
Other borrowings	6,942	8,237
FHLB advances	110,087	86,047
Long-term borrowings	32,884	10,027
Deferred tax liability	4,111	3,265
Accrued interest payable	912	548
Other liabilities	11,804	7,930
Total Liabilities	1,499,982	1,202,117
Commitments and contingent liabilities	—	—
Shareholders' Equity:
Preferred stock:
Series D, $5.00 par value, 0 and 13,347 shares issued and outstanding, respectively, 1% dividend	—	67
Additional paid-in capital - preferred	—	13,280
Common stock:
Common Stock Voting, $0.01 par value, 50,000,000 shares authorized, 10,377,981 and 7,747,795 shares issued and outstanding, respectively	103	77
Common Stock Non-Voting, $0.01 par value, 10,000,000 shares authorized, 1,817,842 and 1,817,842 shares issued and outstanding, respectively	18	18
Additional paid-in capital - common	160,861	112,887
Accumulated earnings	17,740	7,775
Accumulated other comprehensive income/(loss)	(127)	434
Total Shareholders' Equity	178,595	134,538
Total Liabilities and Shareholders' Equity	$1,678,577	$1,336,655
See accompanying notes to consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Income

	For the Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$59,346	$51,612	$44,267
Interest and dividends on investments:
Taxable	3,257	2,886	2,011
Tax-exempt	74	133	154
Dividends on other equity securities	257	166	89
Interest on Federal funds sold and other short-term investments	249	322	308
Total interest and dividend income	63,183	55,119	46,829
Interest expense:
Interest on deposits	6,431	5,443	4,764
Interest on borrowings	2,780	1,776	1,366
Total interest expense	9,211	7,219	6,130
Net interest income	53,972	47,900	40,699
Provision for loan losses	3,550	3,005	4,755
Net interest income after provision for loan losses	50,422	44,895	35,944
Non-interest income:
Service charges on deposit accounts	434	466	527
Earnings on bank-owned life insurance	374	364	273
Gain on sale of other real estate owned, net	231	76	160
Gain on sale of loans, net	4,645	364	821
Mortgage banking activities	759	—	—
Wealth management income	693	—	—
Gain/(Loss) on sale of available-for-sale investment securities, net	10	166	(1,472)
Other operating income	745	562	830
Total non-interest income	7,891	1,998	1,139
Non-interest expense:
Compensation and employee benefits	23,122	18,101	14,036
Premises and equipment	6,327	5,776	5,496
Data processing	3,510	3,129	3,015
Professional fees	1,285	1,395	1,492
Acquisition expenses	545	201	6
Mortgage loan processing expenses	248	—	—
Other operating expenses	4,552	4,514	4,072
Total non-interest expense	39,589	33,116	28,117
Income before provision for income taxes	18,724	13,777	8,966
Provision for income taxes	6,469	4,353	2,627
Net income	12,255	9,424	6,339
Preferred stock dividends	(74)	(161)	(178)
Net income available to common shareholders	$12,181	$9,263	$6,161

Earnings per common share:
Basic earnings per common share	$1.21	$1.14	$0.77
Diluted earnings per common share	$1.19	$1.12	$0.76
See accompanying notes to consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net income	$12,255	$9,424	$6,339
Other comprehensive income (loss):
Unrealized gain/(loss) on hedge:
Unrealized holding gain/(loss)	66	—	—
Reclassification adjustment for realized (gains)/losses	—	—	—
Tax effect	—	—	—
Unrealized gain/(loss) on hedge, net of tax	66	—	—
Unrealized gain/(loss) on securities available for sale:
Unrealized holding gain/(loss) arising during the period	(985)	3,060	(3,991)
Reclassification adjustment for realized (gains)/losses	(10)	(166)	1,472
Tax effect	368	(951)	1,043
Unrealized gain/(loss) on securities available for sale, net of tax	(627)	1,943	(1,476)
Total other comprehensive income (loss)	(561)	1,943	(1,476)
Comprehensive income	$11,694	$11,367	$4,863

 See accompanying notes to consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Changes in Shareholders' Equity

	For the Year Ended December 31,
	2015		2014		2013
	Shares	Amount	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Preferred stock:
Balance, beginning of period	13,347	$67	17,796	$89	17,796	$89
Redemption of preferred stock	(13,347)	(67)	(4,449)	(22)	—	—
Balance, end of period	—	$—	13,347	$67	17,796	$89
Additional paid-in capital - preferred:
Balance, beginning of period		$13,280		$17,707		$17,707
Redemption of preferred stock		(13,280)		(4,427)		—
Balance, end of period		$—		$13,280		$17,707
Common stock:
Balance, beginning of period	9,565,637	$95	7,648,495	$76	7,143,781	$71
Exercise of stock options	61,612	—	84,942	1	5,205	—
Forfeiture of restricted stock award	(2,836)	—	(3,601)	—	(222)	—
Exercise of warrants	—	—	—	—	125,674	2
Issuance of common stock under restricted stock agreements	—	—	72,341	—	11,058	—
Common stock dividends	—	—	386,241	5	362,999	3
Issuance of common stock with 1st Portfolio acquisition	916,410	9	—	—	—	—
Issuance of common stock	1,655,000	17	1,377,219	13	—	—
Balance, end of period	12,195,823	$121	9,565,637	$95	7,648,495	$76
Additional paid-in capital - common:
Balance, beginning of period		$112,887		$85,636		$80,460
Exercise of stock options		566		765		46
Tax effect of stock-based awards		103		67		—
Exercise of warrants		—		—		1,434
Stock compensation expense		405		215		227
Common stock dividends		—		5,727		3,469
Issuance of common stock related to 1st Portfolio Acquisition		15,616		—		—
Conversion of stock options related to 1st Portfolio Acquisition		149		—		—
Issuance of common stock, net of offering costs		31,135		20,477		—
Balance, end of period		$160,861		$112,887		$85,636
Accumulated earnings:
Balance, beginning of period		$7,775		$5,605		$3,226
Net income		12,255		9,424		6,339
Preferred stock dividends		(74)		(161)		(178)
Common stock dividends		—		(5,731)		(3,472)
Cash dividends declared		(2,216)		(1,357)		(306)
Common stock cash-in-lieu dividends		—		(5)		(4)
Balance, end of period		$17,740		$7,775		$5,605
Accumulated other comprehensive income/(loss):
Balance, beginning of period		$434		$(1,509)		$(33)
Other comprehensive (loss) income		(561)		1,943		(1,476)
Balance, end of period		$(127)		$434		$(1,509)
Total shareholders' equity		$178,595		$134,538		$107,604
See accompanying notes to consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income	$12,255	$9,424	$6,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,466	1,314	985
Amortization of deferred loan origination fees and costs	(1,179)	308	384
Net amortization of purchase accounting marks	(1,284)	(4,011)	(3,348)
Gain on sale of investment securities available-for-sale	(10)	(166)	1,472
Gain on sale of other real estate owned	(231)	(76)	(160)
Loss on disposal of fixed assets	19	—	—
Provision for loan losses	3,550	3,005	4,755
Write-down of other real estate owned	—	332	434
Earnings on bank-owned life insurance	(374)	(364)	(273)
Deferred income taxes	(538)	1,201	1,259
Tax effect on stock options	102	—	—
Net amortization on investment securities available-for-sale	843	1,002	1,312
Stock based compensation	405	215	227
Gain on sale of loans	(4,645)	(364)	(821)
Originations of loans held-for-sale	(213,449)	(23,050)	—
Proceeds from sales of loans held-for-sale	215,580	22,346	—
Net change in:
Accrued interest receivable	(650)	(386)	(42)
Other assets	(2,124)	1,484	2,643
Accrued interest payable	364	24	(1,488)
Other liabilities	1,224	834	496
Net cash provided by operating activities	11,324	13,072	14,174
Cash flows from investing activities:
Net cash received in acquisitions	5,732	59,047	—
Purchase of investment securities available-for-sale	(97,171)	(44,656)	(67,895)
Proceeds from repayment of investment securities available-for-sale	29,422	25,868	47,477
Proceeds from sale of investment securities available-for-sale	12,335	19,050	4,679
Net increase in loans held-for-investment	(241,232)	(175,026)	(87,020)
Purchase of bank-owned life insurance	—	(2,500)	(5,000)
Net increase in FHLB stock	(903)	(1,012)	93
Proceeds from sale of real estate owned	682	1,206	3,733
Purchases of premises and equipment, net	(1,418)	(2,027)	(2,777)
Net cash used in investing activities	(292,553)	(120,050)	(106,710)
Cash flows from financing activities:
Net increase in deposits	247,133	15,787	(22,684)
Proceeds from FHLB advances	25,500	30,871	3,150
Repayments of FHLB advances	(975)	—	—
Net (decrease)/increase in other borrowings	(29,054)	(1,920)	(4,271)
Net (decrease)/increase in other long-term borrowings	22,668	—	—
Proceeds from issuance of common stock, net	31,153	20,490	1,435
Proceeds from exercise of stock options	566	766	45
Redemption of preferred stock	(13,347)	(4,449)	—
Cash dividends paid	(1,894)	(1,259)	—
Dividends paid - cash portion for fractional shares on 5% dividend	—	(5)	(4)
Preferred stock dividends paid	(74)	(161)	(178)
Net cash provided by (used in) financing activities	281,676	60,120	(22,507)
Net increase (decrease) in cash and cash equivalents	447	(46,858)	(115,043)
Cash and cash equivalents at beginning of period	62,306	109,164	224,207
Cash and cash equivalents at end of period	$62,753	$62,306	$109,164
See accompanying notes to consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Notes to the Consolidated Financial Statements
In this report, WashingtonFirst Bankshares Inc., is sometimes referred to as “WashingtonFirst,” the “Company,” “we,” “our,” or “us” and these references include WashingtonFirst’s wholly owned subsidiaries, WashingtonFirst Bank, 1st Portfolio Wealth Advisors and WashingtonFirst Mortgage (wholly owned subsidiaries of WashingtonFirst Bank), unless the context requires otherwise. In this report, WashingtonFirst Bank is sometimes referred to as the “Bank.”

1. ORGANIZATION
The Company is organized under the laws of the Commonwealth of Virginia as a bank holding company. The Company headquartered in Reston, Virginia, is the parent company of the Bank, which operates 18 full-service banking offices throughout the Washington, D.C. metropolitan area. In addition, WashingtonFirst provides wealth management services through its subsidiary, 1st Portfolio Wealth Advisors, and mortgage banking services through WashingtonFirst Bank’s subsidiary WashingtonFirst Mortgage.
On February 28, 2014, WashingtonFirst entered into an agreement with the FDIC to assume all the deposits and certain assets of Millennium Bank, NA (“Millennium”), a federally chartered commercial bank headquartered in Sterling, Virginia (“Millennium Transaction”). For more information regarding the Millennium Transaction, see Note 3 – Acquisition Activities.
On May 13, 2015, WashingtonFirst entered into an Agreement and Plan of Reorganization providing for the Company’s acquisition of 1st Portfolio Holding Corporation with and into the Company (“1st Portfolio Acquisition”). The 1st Portfolio Acquisition closed on July 31, 2015. 1st Portfolio Holding’s wholly owned subsidiary, 1st Portfolio Wealth Advisors became a wholly owned subsidiary of WashingtonFirst and wholly owned subsidiary 1st Portfolio Lending Corporation (now WashingtonFirst Mortgage) became a wholly owned subsidiary of WashingtonFirst Bank. For more information regarding the 1st Portfolio Acquisition, see Note 3 – Acquisition Activities.

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

(b)	Cash and Cash Equivalents and Statements of Cash Flows
For purposes of the statements of cash flows, cash and cash equivalents consists of cash and due from banks, interest bearing balances and federal funds sold. The Bank maintains deposits with other commercial banks in amounts that may exceed federal deposit insurance coverage. Management regularly evaluates the credit risk associated with these transactions and believes that the Bank is not exposed to any significant credit risks on cash and cash equivalents. The Bank is required to maintain certain average reserve balances with the Federal Reserve Bank of Richmond. Those balances include usable vault cash and amounts on deposit with the Federal Reserve Bank of Richmond. The Bank had no compensating balance requirements or required cash reserves with correspondent banks as of December 31, 2015 and December 31, 2014. The Bank maintains interest bearing balances at other banks to help ensure sufficient liquidity and provide additional return compared to overnight Federal Funds.

Table 2: Certain Cash and Non-Cash Transactions
	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cash paid during the period for:
Interest paid	$8,847	$5,473	$4,678
Income taxes paid	5,452	1,800	2,430
Non-cash activity:
Loans converted into other real estate owned	90	360	2,176
Non-cash activity resulting from acquisitions/transactions:
Common shares issued:
Common shares issued (916,410 shares)	15,625	—	—
Fair value of assets acquired:
Investment securities	—	19,240	—
Other equity securities	—	683	—
Loans held for investment, net of unearned income	—	51,332	—
Identifiable intangibles - core deposit	—	—	—
Loans held for sale	32,912	—	—
Premises and equipment	1,164	470	—
Identifiable intangibles - customer list	1,447	—	—
Other assets	1,371	440	—
Fair value of liabilities assumed:
Deposits	—	121,592	—
FHLB advances	—	12,209	—
Borrowings	27,759	—	—
Other liabilities	4,302	50	—

(c)	Use of Estimates
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
Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. All securities were classified as available-for-sale as of December 31, 2015 and December 31, 2014.
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
The Company evaluates all securities in its investment portfolio for other-than-temporary impairments. A security is generally defined to be impaired if the carrying value of such security exceeds its estimated fair value. Based on the provisions of ASC 320, a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected is less than the security’s amortized cost basis (the difference being defined as the credit loss) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or more-likely-than-not will be required to sell the security before recovery of the security’s amortized cost basis. The charge to earnings is limited to the amount of credit loss if the investor does not intend, and more-likely-than-not will not be required, to sell the security before recovery of the security’s amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive income, net of applicable taxes. In certain instances, as a result of the other-than-temporary impairment analysis, the recognition or accrual of interest will be discontinued and the security will be placed on non-accrual status.

(f)	Restricted Stocks
As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to 4.25 percent of aggregate outstanding advances in addition to the membership stock requirement of 0.25 percent of the Bank’s total assets. Unlike other types of stock, FHLB stock and the stock of correspondent banks (“Banker’s Bank Stock”) is acquired primarily for the right to receive advances and loan participations rather than for the purpose of maximizing dividends or stock growth. No readily available market exists for the FHLB stock and Bankers’ Bank stock, and they have no quoted market value. Restricted stock, such as FHLB stock and Banker’s Bank Stock, is carried at cost.

(g)	Loans Held for Sale
Loans held for sale are carried at lower of cost or fair value, determined in the aggregate. Fair value considers commitment agreements with investors and prevailing market prices. Loans originated by the Company’s mortgage banking unit and held for sale to outside investors, are made on a pre-sold basis with servicing rights released. Gains and losses on these loans are recognized based on the difference between the selling price and the carrying value of the related loan sold.

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
(m) Income Taxes
The provision for income taxes is based on the results of operations, adjusted primarily for: (1) decreases from tax-exempt income; and (2) the tax-exempt earnings from BOLI offset by stock-based compensation which are in excess of the tax-exempt income amounts and income taxes paid to applicable state taxing authorities. Certain items of income and expense are reported in different periods for financial reporting and tax return purposes. Deferred tax assets and liabilities are determined based on the differences between the consolidated financial statement and income tax basis of assets and liabilities measured by using the enacted tax rates and laws expected to be in effect when the timing differences are expected to reverse. Deferred tax expense or benefit is based on the difference between deferred tax asset or liability from period to period. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. A tax position is recognized as a benefit only if it is “more likely than not” (i.e., more than 50% likely) that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is more likely than not to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.
The Company and its subsidiaries are subject to U.S. federal income tax, the District of Columbia income tax, the State of Maryland income tax and the State of Virginia franchise tax, in lieu of income tax. The Company is no longer subject to examination by Federal or State taxing authorities for the years before 2012. As of December 31, 2015 and December 31, 2014 the Company did not have any unrecognized tax benefits. The Company does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other non-interest expense. As of December 31, 2015 and December 31, 2014, the Company does not have any amounts accrued for interest and/or penalties.
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
(q) Earnings Per Common Share
Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding, which includes both voting and non-voting restricted common shares outstanding. Diluted earnings per common share is computed by dividing applicable net income by the weighted average number of common shares outstanding and any dilutive potential common shares and dilutive stock options. It is assumed that all dilutive stock options were exercised at the beginning of each period and that the proceeds were used to purchase shares of the Company’s common stock at the average market price during the period. Where applicable, prior years per share information has been retroactively adjusted to date in order to give effect to all stock dividends declared.
(r) Goodwill and Identifiable Intangible Assets
Goodwill represents the excess of purchase price over fair value of net assets and liabilities acquired. Under ASC 350-10, goodwill is not amortized over an estimated life, but rather it is evaluated at least annually for impairment by comparing its fair value with its recorded amount and is written down when appropriate. Impairment testing requires that the fair value be compared to the carrying amount of net assets, including goodwill. If the net fair value exceeds the net book value, no write-down of recorded goodwill is required. If the fair value is less than book value, an expense may be required to write-down the related goodwill to the proper carrying value. In the first quarter 2014, the Company recorded $2.6 million of goodwill related to the Millennium Transaction. In the third quarter 2015, the Company recorded $5.2 million of goodwill related to the 1st Portfolio Acquisition. For more information regarding this addition, see Note 3—Millennium Transaction. There was no impairment of goodwill during the years ended December 31, 2015, 2014, and 2013.
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
(v) Derivative Financial Instruments
WashingtonFirst Mortgage enters into commitments to fund residential mortgage loans with the intention of selling them in the secondary market. WashingtonFirst Mortgage also enters into forward sales agreements for certain funded loans and loan commitments, and records unfunded commitments intended for loans held for sale and forward sales agreements at fair value with changes in fair value recorded as a component of other income. Loans originated and intended for sale in the secondary market are carried at fair value. For pipeline loans which are not pre-sold to an investor, WashingtonFirst Mortgage manages the interest rate risk on rate lock commitments by entering into forward sale contracts of mortgage backed securities, whereby WashingtonFirst Mortgage obtains the right to deliver securities to investors in the future at a specified price. Such contracts are accounted for as derivatives and are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in other income.

The Company has determined these derivative financial instruments do not meet the hedging criteria required by ASC 815 and has not designated these derivative financial instruments as hedges. Accordingly, changes in fair value are recognized currently in income.
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
(x) Purchased Credit Impaired Loans
Related to its acquisition activity, the Bank has acquired loans, some of which have shown evidence of credit impairment since origination. These purchased credit impaired loans are recorded at the amount paid, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses. Such purchased credit impaired loans are accounted for individually. For each such loan the Company estimates the amount and timing of expected cash flows, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).
(y) Operating Segments

Beginning in 2015, the Company has three reportable segments: traditional commercial banking, a mortgage banking business and a wealth management business. Revenues from commercial banking operations consist primarily of interest earned on loans and investment securities and fees from deposit services. Mortgage banking operating revenues consist principally of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary market, and loan origination fee income. Wealth management operating revenues consist of fees for portfolio asset management and transactional fees charged to clients.

(z) Recent Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases. From the lessee's perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessees. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results.
The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.
In January 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-01, Financial Instruments - Overall. The guidance in this ASU among other things, (1) requires equity investments with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (3) eliminates the requirement for public businesses entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (4) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) requires an entity to present separately in other comprehensive income the portion of the change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (7) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The guidance in this ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect the adoption of this ASU to have a significant impact on its financial condition or results of operations.
FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this update creates a new topic in ASC Topic 606. In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASC 606 establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, ASU 2014-09 adds a new Subtopic to the Codification, ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers, to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The new guidance does not apply to certain contracts within the scope of other ASC Topics, such as lease contracts, insurance contracts, financing arrangements, financial instruments, guarantees other than product or service warranties, and non-monetary exchanges between entities in the same line of business to facilitate sales to customers. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The impact of adoption of this ASU by the Company is not expected to be material.

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
FASB issued ASU No. 2014-17, Business Combinations (Topic 805)-Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force), which provides guidance regarding when and how an acquiree that is a business or a non-profit activity can apply pushdown accounting in its separate financial statements. In particular, ASU No. 2014-17 provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon the occurrence of an event in which an acquirer obtains control of the acquiree. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If, however, pushdown accounting is not applied during that reporting period, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. Such an election to apply pushdown accounting in a reporting period after the one in which the change-in-control event occurred should be considered a change in accounting principle, in accordance with ASC Topic 250, Accounting Changes and Error

Corrections. Additionally, the ASU provides that an acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. Notably, if pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. The amendments in this ASU were effective on November 18, 2014. Following the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event.  The impact of prospective adoption of this ASU by the Company was not and is not expected to be material.
(aa) Reclassifications
Certain reclassifications of prior year information were made to conform to the 2015 presentation. These reclassifications had no material impact of the Company’s financial position or results of operations.

3. ACQUISITION ACTIVITIES
On May 13, 2015, the Company entered into an Agreement and Plan of Reorganization (“1st Portfolio Agreement”) providing for the Company’s acquisition of 1st Portfolio Holding Corporation with and into the Company (“1st Portfolio Acquisition”). The 1st Portfolio Acquisition closed on July 31, 2015. 1st Portfolio Holding Corporation’s wholly owned subsidiary, 1st Portfolio Wealth Advisors became a wholly owned subsidiary of the Company and wholly owned subsidiary 1st Portfolio Lending Corporation (now WashingtonFirst Mortgage Corporation) became a wholly owned subsidiary of the Bank.
Under the terms of the 1st Portfolio Agreement, accredited shareholders of 1st Portfolio Holding Corporation received 916,410 shares of WFBI common stock valued at $17.05 per share.

Table 3.1: Goodwill on 1st Portfolio Acquisition
Amount
(in thousands)
Consideration paid:
Common shares issued (916,410 shares)	$15,625
Cash paid to shareholders	1
Fair value of options	149
15,775
Assets acquired:
Cash and cash equivalents	5,732
Loans held for sale	32,912
Premises and equipment	1,164
Customer list intangible	1,447
Other assets	1,371
Total assets	42,626
Liabilities assumed:
Borrowings	27,759
Other liabilities	4,283
Total liabilities	32,042
Net assets acquired	10,584
Goodwill	$5,191
For income tax purposes, the acquire assets and assumed liabilities are recorded at their carry over basis with no resulting goodwill. Goodwill at the time of closing of the 1st Portfolio acquisition was allocated between the Mortgage Company and the Wealth Advisor at $3.6 million and $1.6 million respectively. The full amount of the customer list intangible was allocated to the Wealth Advisor, and is being amortized over 15 years.
The following table presents unaudited pro forma information as if the acquisition had occurred on December 31, 2015 and December 31, 2014, and includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, depreciations expense on property acquired, and the related income tax effects. The pro forma financial information is not necessarily indicative of results of operations that would have occurred had the transactions been effected on the assumed dates.

Table 3.2: Proforma Income Statement (Unaudited)
	For the year ended December 31,
	2015	2014
	(in thousands)
Net Interest Income	$54,354	$48,367
Non-interest income	18,607	13,358
Non-Interest Expense	47,996	43,081
Net Income (Loss) - Common	13,978	10,577

EPS - basic	$1.39	$1.20
EPS - diluted	1.36	1.17

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
The Millennium Transaction was accounted for using the acquisition method. Accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the merger date. The excess of fair value of net liabilities assumed exceeded cash received in the transaction resulting in goodwill of $2.6 million being recorded. The Company also recorded $0.5 million in core deposit intangibles which is being amortized over five to eight years, depending on the underlying instrument.
The consideration paid, and the fair value of identifiable assets acquired and liabilities assumed, as of the purchase and assumption agreement date are summarized in the following table:

Table 3.3: Goodwill on Millennium Transaction
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

4. CASH AND CASH EQUIVALENTS
Regulation D of the FRA requires that banks maintain reserve balances with the FRB based principally on the type and amount of their deposits. During 2015 and 2014, the Bank maintained balances at the Federal Reserve Bank of Richmond (in addition to vault cash) to meet the reserve requirements as well as balances to partially compensate for services provided by the FRB of Richmond. The Bank has an interest bearing account with the FHLB and maintains eight non-interest bearing accounts with domestic correspondents.
In addition, the Bank had short term investments in the form of certificates of deposits with banks insured by the FDIC, classified as interest bearing deposits, as of December 31, 2014. All balances were fully insured up to the applicable limits by the FDIC as balances were limited with any one institution to $250,000.

5. INVESTMENT SECURITIES

Table 5.1: Available-for-Sale Investment Securities Summary
	As of December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasuries	$9,636	$15	$(33)	$9,618
U.S. Government agencies	96,177	229	(390)	96,016
Mortgage-backed securities	59,125	161	(410)	58,876
Collateralized mortgage obligations	40,787	85	(474)	40,398
Taxable state and municipal securities	10,405	448	—	10,853
Tax-exempt state and municipal securities	4,282	81	(11)	4,352
Total available-for-sale investment securities	$220,412	$1,019	$(1,318)	$220,113

	As of December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasuries	$2,998	$16	$—	$3,014
U.S. Government agencies	51,757	206	(99)	51,864
Mortgage-backed securities	50,457	453	(118)	50,792
Collateralized mortgage obligations	45,245	154	(584)	44,815
Taxable state and municipal securities	12,139	615	—	12,754
Tax-exempt state and municipal securities	3,236	45	(12)	3,269
Total available-for-sale investment securities	$165,832	$1,489	$(813)	$166,508

The estimated fair value of securities pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes amounted to $104.5 million and $94.6 million as of December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014 there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.
WashingtonFirst did not recognize in earnings any other-than-temporary impairment losses on available-for-sale investment securities during the years ended 2015 and 2014. During the year ended December 31, 2015, WashingtonFirst received proceeds of $12.3 million from the sale of securities from its available-for-sale investment portfolio resulting in gross realized gains of $0.2 million and gross realized losses of $0.2 million, compared to proceeds of $19.1 million resulting in gross realized gains of $0.2 million and gross realized losses of $0.1 million during the year ended December 31, 2014.

Table 5.2: Gross Unrealized Loss and Fair Value of Available-for-Sale Securities
	As of December 31, 2015
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
U.S. Treasuries	$5,101	$(33)	$—	$—
U.S. Government agencies	59,175	(382)	996	(8)
Mortgage-backed securities	36,769	(322)	2,612	(88)
Collateralized mortgage obligations	19,320	(225)	10,034	(249)
Tax-exempt state and municipal securities	1,245	(9)	519	(2)
Total	$121,610	$(971)	$14,161	$(347)

	As of December 31, 2014
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
U.S. Government agencies	$11,972	$(24)	$6,935	$(75)
Mortgage-backed securities	5,109	(6)	4,601	(112)
Collateralized mortgage obligations	10,166	(52)	19,963	(532)
Tax-exempt state and municipal securities	962	(9)	537	(3)
Total	$28,209	$(91)	$32,036	$(722)

As of December 31, 2015, there were $14.2 million, or eleven positions, of individual securities that had been in a continuous loss position for more than 12 months. As of December 31, 2014, $32.0 million, or twenty-three positions, of individual securities that had been in a continuous loss position for more than 12 months and had a total unrealized loss of $0.3 million and $0.7 million, respectively. The Company has determined that these securities are temporarily impaired at December 31, 2015 for the following reasons:
U.S. Treasuries and Government Agencies. The unrealized losses in this category were caused by interest rate fluctuations. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has been met for the Company to be required to sell any of these investments before recovery of its amortized cost basis, which may be at maturity, the Company does not consider these investments to be other than temporarily impaired,
Mortgage backed securities (including collateralized mortgage obligations). The unrealized losses in this category were primarily the result of interest rate fluctuation. Since the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company does not consider these investments to be other than temporarily impaired.

Tax-exempt state and municipal subdivisions. The unrealized losses in the category were generally the result of changes in market interest rates and interest spread relationships since original purchases. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. The Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis, which may be at maturity, therefore the Company does not consider these investments to be other than temporarily impaired.
The temporary unrealized losses presented above are attributable to interest rate fluctuations. As of December 31, 2015, all U.S. Treasuries and U.S. Government Agencies are rated AA+ or higher, and any fluctuations in their fair value are caused by changes in interest rates and are not considered credit related as the contractual cash flows of these investments are either explicitly or implicitly backed by the full faith and credit of the U.S. Government. Unrealized losses that are related to the prevailing interest rate environment will decline over time and recover as these securities approach maturity. As of December 31, 2015, the fair market value of U.S. Treasuries and U.S. Government Agencies were $9.6 million and $96.0 million, respectively. The mortgage-backed securities portfolio at December 31, 2015, is composed of GNMA, FNMA or FHLMC mortgage-backed securities reported at fair value of $58.9 million and GNMA collateralized mortgage obligations reported at fair value of $40.4 million. Any associated unrealized losses are caused by changes in interest rates and are not considered credit related as the contractual cash flows of these investments are either explicitly or implicitly backed by the full faith and credit of the U.S. Government. As of December 31, 2015, the fair value of the taxable state and municipal securities portfolio totaled $10.9 million, while the tax-exempt state and municipal securities portfolio totaled $4.4 million. As of December 31, 2015, all tax-exempt state and municipal securities are rated A or higher, and any fluctuations in their fair value are caused by changes in interest rates.
The amortized cost and fair value of investments by remaining contractual maturity for available-for-sale investment securities as of December 31, 2015, are set forth below. Mortgage-backed securities and collateralized mortgage obligations are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

Table 5.3: Amortized Cost and Fair Value by Contractual Maturity of Available-For-Sale Securities
	As of December 31, 2015
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$4,606	$4,624
Due after one year through five years	99,447	99,685
Due after five years through ten years	38,697	38,611
Due after ten years	77,662	77,193
Total	$220,412	$220,113

6. LOANS HELD FOR INVESTMENT

Table 6.1: Composition of Loans Held for Investment by Loan Class
	As of December 31,
	2015	2014
	(in thousands)
Construction and development	$249,433	$156,241
Commercial real estate	657,110	650,051
Residential real estate	241,395	122,306
Real estate loans	1,147,938	928,598
Commercial and industrial	153,860	127,084
Consumer	6,285	9,376
Total loans	1,308,083	1,065,058
Less: allowance for loan losses	12,289	9,257
Net loans	$1,295,794	$1,055,801

As of December 31, 2015, $636.2 million of loans were pledged as collateral for FHLB advances, compared to $516.5 million as of December 31, 2014. Loans pledged include qualifying home equity lines of credit, commercial real estate loans, multifamily real estate loans, and residential real estate secured loans.
A significant portion of the Bank’s loan portfolio is secured by commercial real estate collateral in the greater Washington, D.C. metropolitan area. Real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. Under guidance adopted by the federal banking regulators, banks that have concentrations in construction, land development or commercial real estate loans (other than loans for majority owner occupied properties) would be expected to maintain higher levels of risk management and, potentially, higher levels of capital.

Table 6.2: Loans Held for Investment Aging Analysis by Loan Class
	As of December 31, 2015
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due (and accruing)	Non- Accrual	Total Past Due	Total Loans
	(in thousands)
Construction and development	$249,312	$—	$—	$—	$121	$121	$249,433
Commercial real estate	649,185	2,466	—	—	5,459	7,925	657,110
Residential real estate	238,831	1,044	—	—	1,520	2,564	241,395
Commercial and industrial	149,703	411	617	28	3,101	4,157	153,860
Consumer	6,284	1	—	—	—	1	6,285
Balance at end of period	$1,293,315	$3,922	$617	$28	$10,201	$14,768	$1,308,083

	As of December 31, 2014
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	Total Past Due	Total Loans
	(in thousands)
Construction and development	$155,414	$—	$586	$241	$827	$156,241
Commercial real estate	641,292	201	2,911	5,647	8,759	650,051
Residential real estate	119,855	598	—	1,853	2,451	122,306
Commercial and industrial	124,591	857	683	953	2,493	127,084
Consumer	9,112	264	—	—	264	9,376
Balance at end of period	$1,050,264	$1,920	$4,180	$8,694	$14,794	$1,065,058
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

Table 6.3: Risk Categories of Loans Held for Investment by Loan Class
	As of December 31, 2015
Internal risk rating grades	Pass	Pass Watch	Special Mention	Substandard	Total
Risk rating number	1 to 5	6	7	8
	(in thousands)
Construction and development	$248,011	$1,301	$—	$121	$249,433
Commercial real estate	638,431	5,950	5,570	7,159	657,110
Residential real estate	234,957	4,447	783	1,208	241,395
Commercial and industrial	144,421	3,732	1,170	4,537	153,860
Consumer	5,905	380	—	—	6,285
Balance at end of period	$1,271,725	$15,810	$7,523	$13,025	$1,308,083

	As of December 31, 2014
Internal risk rating grades	Pass	Pass Watch	Special Mention	Substandard	Total
Risk rating number	1 to 5	6	7	8
	(in thousands)
Construction and development	$154,506	$1,494	$—	$241	$156,241
Commercial real estate	623,964	6,491	10,342	9,254	650,051
Residential real estate	117,163	2,928	1,090	1,125	122,306
Commercial and industrial	116,781	5,450	2,727	2,126	127,084
Consumer	9,244	125	—	7	9,376
Balance at end of period	$1,021,658	$16,488	$14,159	$12,753	$1,065,058

Table 6.4: Non-Accrual Loans by Loan Class
	As of December 31,
	2015	2014
	(in thousands)
Construction and development	$121	$241
Commercial real estate	5,459	5,647
Residential real estate	1,520	1,853
Commercial and industrial	3,101	953
Consumer	—	—
Total non-accrual loans	$10,201	$8,694

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

Table 6.5: Changes in Troubled Debt Restructurings
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Balance as of January 1, 2014:	$266	$4,886	$1,167	$1,844	$95	$8,258
New TDRs	—	2,637	1,619	—	—	4,256
Increases to existing TDRs	—	251	5	—	—	256
Charge-offs post modification	—	—	—	—	(95)	(95)
Sales, principal payments, or other decreases	(25)	(3,155)	(995)	(1,490)	—	(5,665)
Balance as of December 31, 2014	$241	$4,619	$1,796	$354	$—	$7,010
New TDRs	—	—	547	1,675	353	2,575
Increases to existing TDRs	—	—	9	16	—	25
Charge-offs post modification	—	(128)	—	—	—	(128)
Sales, principal payments, or other decreases	(212)	(2,462)	(385)	(96)	—	(3,155)
Balance as of December 31, 2015	$29	$2,029	$1,967	$1,949	$353	$6,327

Table 6.6: New Troubled Debt Restructurings Details
	For the Year Ended December 31,
	2015			2014
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	(dollars in thousands)
Construction and development	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	1	2,720	2,637
Residential real estate	5	547	547	5	1,619	1,619
Commercial and industrial	5	1,839	1,675	—	—	—
Consumer	1	353	353	—	—	—
Total loans	11	$2,739	$2,575	6	$4,339	$4,256

TDRs are reported as impaired loans in the calendar year of their restructuring and are evaluated to determine whether they should be placed on non-accrual status. In subsequent years, a TDR may be returned to accrual status if the borrower satisfies a minimum six-month performance requirement; however, it will remain classified as impaired.

Table 6.7: Troubled Debt Restructuring in Default in Past Twelve Months
	As of December 31,
	2015			2014
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	(dollars in thousands)
Construction and development	1	$184	$29	1	$396	$241
Commercial real estate	2	2,071	2,029	3	4,774	4,619
Residential real estate	1	181	181	—	—	—
Commercial and industrial	3	809	644	—	—	—
Consumer	—	—	—	—	—	—
Total loans	7	$3,245	$2,883	4	$5,170	$4,860

The following is an analysis of loans modified in a troubled debt restructuring by type of concession for the years ended December 31, 2015 and 2014. There were no modifications that involved forgiveness of debt.

Table 6.8: Troubled Debt Restructuring by Type of Concession
	As of December 31,
	2015		2014
	Number of Loans	Post-Modification Outstanding Recorded Balance	Number of Loans	Post-Modification Outstanding Recorded Balance
	(dollars in thousands)
Extended under forbearance	—	$—	1	$351
Interest rate modification	2	267	4	1,268
Maturity or payment extension	9	2,308	1	2,637
Total loans	11	$2,575	6	$4,256

The outstanding balances in Table 6.1 include acquired impaired loans with a recorded investment of $3.5 million or 0.3 percent of total loans as of December 31, 2015 and $3.6 million or 0.3 percent of total loans as of December 31, 2014, respectively. The contractual principal in these acquired loans was $3.8 million and $4.1 million as of December 31, 2015 and 2014, respectively. For these loans, the allowance for loan losses was increased by $22.3 thousand and $22.8 thousand during December 31, 2015 and 2014, respectively. The balances do not include future accretable net interest on the acquired impaired loans.

Table 6.9: Accretable Yield of Purchased Credit Impaired Loans
2015
(in thousands)
Accretable yield at beginning of period	$1,484
Accretion (including cash recoveries)	(309)
Net reclassifications to accretable from non-accretable	107
Disposals (including maturities, foreclosures, and charge-offs)	(74)
Accretable yield at end of period	$1,208

Table 6.10: Non-Performing Assets
	As of December 31,
	2015	2014
	(in thousands)
Non-accrual loans	$10,201	$8,694
90+ days still accruing	28	—
Troubled debt restructurings still accruing	4,269	2,151
Other real estate owned	—	361
Total non-performing assets	$14,498	$11,206

As of December 31, 2015 and 2014, there was one loan and no loans, respectively, past due more than 90 days that were still accruing. If interest had been earned on the non-accrual loans, interest income on these loans would have been approximately $0.4 million, $0.8 million and $0.9 million for the year ended December 31, 2015 and 2014 and 2013, respectively. The Company has no remaining commitment to fund non-performing loans.

7. ALLOWANCE FOR LOAN LOSSES

Table 7.1: Changes in Allowance for Loan Losses by Loan Class
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Balance as of January 1, 2013	$863	$2,655	$573	$2,142	$27	$6,260
Provision for/(release of) loan losses	(256)	2,247	1,122	1,572	70	4,755
Charge-offs	—	(109)	(817)	(2,077)	(1)	(3,004)
Recoveries	74	234	42	164	9	523
Balance as of December 31, 2013	$681	$5,027	$920	$1,801	$105	$8,534
Provision for loan losses	447	1,483	518	411	146	3,005
Charge-offs	(100)	(938)	(715)	(618)	(232)	(2,603)
Recoveries	—	102	197	18	4	321
Balance as of December 31, 2014	$1,028	$5,674	$920	$1,612	$23	$9,257
Provision for loan losses	1,293	588	638	749	282	3,550
Charge-offs	—	(138)	(143)	(224)	(171)	(676)
Recoveries	—	1	117	35	5	158
Balance as of December 31, 2015	$2,321	$6,125	$1,532	$2,172	$139	$12,289

Table 7.2: Loans Held for Investment and Related Allowance for Loan Losses by Impairment Method and Loan Class
	As of December 31, 2015
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Ending Balance:
Evaluated collectively for impairment	$249,312	$643,617	$235,885	$145,217	$5,932	$1,279,963
Evaluated individually for impairment	121	5,458	3,488	5,050	353	14,470
Evaluated individually for impairment but not deemed to be impaired	—	8,035	2,022	3,593	—	13,650
	$249,433	$657,110	$241,395	$153,860	$6,285	$1,308,083

Allowance for Losses:
Evaluated collectively for impairment	$2,291	$4,990	$1,181	$787	$20	$9,269
Evaluated individually for impairment	30	972	170	1,209	119	2,500
Evaluated individually for impairment but not deemed to be impaired	—	163	181	176	—	520
	$2,321	$6,125	$1,532	$2,172	$139	$12,289

	As of December 31, 2014
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Ending Balance:
Evaluated collectively for impairment	$156,000	$625,673	$117,278	$120,640	$9,363	$1,028,954
Evaluated individually for impairment	241	5,638	3,658	1,308	—	10,845
Evaluated individually for impairment but not deemed to be impaired	—	18,740	1,370	5,136	13	25,259
	$156,241	$650,051	$122,306	$127,084	$9,376	$1,065,058

Allowance for Losses:
Evaluated collectively for impairment	$1,024	$4,137	$489	$858	$18	$6,526
Evaluated individually for impairment	4	474	357	115	—	950
Evaluated individually for impairment but not deemed to be impaired	—	1,063	74	639	5	1,781
	$1,028	$5,674	$920	$1,612	$23	$9,257

Table 7.3: Specific Allocation for Impaired Loans by Loan Class
	As of December 31,
	2015			2014
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
	(in thousands)
With no related allowance:
Construction and development	$—	$—	$—	$—	$—	$—
Commercial real estate	317	278	—	188	187	—
Residential real estate	2,397	2,297	—	995	980	—
Commercial and industrial	407	313	—	935	643	—
Consumer	—	—	—	—	—	—
Total with no related allowance	3,121	2,888	—	2,118	1,810	—
With an allowance recorded:
Construction and development	291	121	30	396	241	4
Commercial real estate	5,313	5,180	972	5,630	5,451	474
Residential real estate	1,205	1,191	170	2,724	2,678	357
Commercial and industrial	5,146	4,737	1,209	684	665	115
Consumer	353	353	119	—	—	—
Total with an allowance recorded	12,308	11,582	2,500	9,434	9,035	950
Total impaired loans	$15,429	$14,470	$2,500	$11,552	$10,845	$950

Table 7.4: Average Impaired Loan Balance by Loan Class
	For the Year Ended December 31,
	2015		2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With no related allowance:
Construction and development	$31	$1	$—	$—	$1,811	$—
Commercial real estate	6,457	381	6,011	568	6,344	377
Residential real estate	2,436	57	1,596	101	2,186	63
Commercial and industrial	590	16	3,874	169	2,806	145
Consumer	240	17	121	5	42	7
Total with no related allowance	9,754	472	11,602	843	13,189	592
With an allowance recorded:
Construction and development	307	—	254	—	349	—
Commercial real estate	8,827	178	17,174	659	14,733	632
Residential real estate	2,961	133	2,347	70	1,258	39
Commercial and industrial	6,583	244	5,237	263	3,547	56
Consumer	81	7	7	2	238	6
Total with an allowance recorded	18,759	562	25,019	994	20,125	733
Total average impaired loans	$28,513	$1,034	$36,621	$1,837	$33,314	$1,325

8. PREMISES AND EQUIPMENT, NET

Table 8.1: Premises and Equipment
	As of December 31,
	2015	2014
	(in thousands)
Furniture and equipment	$5,451	$4,993
Leasehold improvements	7,381	6,317
Gross premises and equipment	12,832	11,310
Less: accumulated depreciation	(5,458)	(5,112)
Premises and equipment, net	$7,374	$6,198

Depreciation and amortization expense included in premises and equipment expenses for the years ended December 31, 2015, 2014 and 2013 was $1.3 million, $1.2 million, and $0.9 million, respectively.
The Bank leases all of its offices and branch facilities under non-cancelable operating lease arrangements. Certain leases contain options, which enable the Bank to renew the leases for additional periods. In addition to minimum rentals, the leases have escalation clauses based upon price indices and include provisions for additional payments to cover real estate taxes and common area maintenance. Rent expense associated with these operating leases for the year ended December 31, 2015, 2014 and 2013 totaled $3.8 million, $3.3 million and $2.9 million, respectively. The Company’s leases for one branch and one of the Mortgage Company’s offices were with a related party as of December 31, 2015. Related party lease payments for the year ended December 31, 2015 were $0.4 million with $4.2 million in future lease payments.

Table 8.2: Future Minimum Lease Payment Under Non-Cancelable Lease
As of December 31, 2015
(in thousands)
2016	$4,626
2017	4,303
2018	4,113
2019	3,629
2020	3,455
Thereafter	10,381
Total	$30,507

9. OTHER REAL ESTATE OWNED

Table 9.1: Changes in OREO
	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Balance at beginning of period	$361	$1,463	$3,294
Properties acquired at foreclosure	90	360	2,176
Sales of foreclosed properties	(451)	(1,130)	(3,573)
Write-downs	—	(332)	(434)
Balance at end of period	$—	$361	$1,463

Table 9.2: OREO Expenses
	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Write-downs	$—	$332	$434
Operating expenses, net of rental income	21	59	91
Total OREO expense	$21	$391	$525

As of December 31, 2015, the Company had approximately $2.7 million in loans in the process of foreclosure.

10. GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
Intangible assets include goodwill, core deposit intangibles, and a client list intangible. Goodwill is tested for impairment annually or more frequently if events or circumstances indicate a possible impairment.
Core deposit intangibles arise when an acquired bank or branch has a stable deposit base comprised of funds associated with long-term customer relationships. The intangible asset value derives from customer relationships that provide a low-cost source of funding. In the Millennium Transaction in February 2014, the Company recorded goodwill of $2.6 million. The Company also recorded $0.5 million of core deposit intangibles which consists of $0.3 million related to non-interest bearing deposits and interest-bearing NOW accounts which is being amortized over a five year period and $0.1 million related to savings accounts which is being amortized over an eight year period. As a part of the 1st Portfolio Acquisition that closed on July 31, 2015, the Company recognized $5.2 million of goodwill and a client list intangible asset of $1.4 million. The client list is being amortized over a 15 year term beginning in August 2015. See Note 3 for further details on the Millennium Transaction and 1st Portfolio Acquisition. The Company performs annual impairment tests on goodwill in the fourth quarter of each year using the fair value approach.

Table 10: Goodwill and Identifiable Intangibles
	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Goodwill:
Balance, beginning of period	$6,240	$3,601	$3,601
Goodwill additions	5,191	2,639	—
Balance, end of period	$11,431	$6,240	$3,601

Identifiable intangibles:
Core deposit intangible balance, beginning of period	$654	$342	$428
Addition of core deposit intangibles	—	470	—
Amortization of core deposit intangibles	(173)	(158)	(86)
Core deposit intangible balance, net, end of period	$481	$654	$342

Client list intangible balance, beginning of period	$—	$—	$—
Addition of client list intangibles	1,447	—	—
Amortization of client list intangibles	(40)	—	—
Client list intangible balance, net, end of period	$1,407	$—	$—
Total identifiable intangibles, net	$13,319	$6,894	$3,943

11. DEPOSITS

Table 11.1: Composition of Deposits
	As of December 31,
	2015	2014
	(in thousands)
Demand deposit accounts	$304,425	$278,051
NOW accounts	115,459	99,023
Money market accounts	309,940	208,331
Savings accounts	163,289	129,754
Time deposits under $100,000	81,771	100,055
Time deposits $100,000 through $250,000	242,683	182,041
Time deposits over $250,000	115,675	88,808
Total deposits	$1,333,242	$1,086,063

Time deposits include CDARS balances and brokered deposits. The CDARS deposits are customer deposits that are placed in the CDARS network to maximize the FDIC insurance coverage. CDARS balances were $44.3 million and $44.3 million as of December 31, 2015 and 2014, respectively. The Bank had no brokered deposits as of December 31, 2015, compared to $10.0 million as of December 31, 2014.

Table 11.2: Scheduled Maturities of Time Deposits
	As of December 31,
	2015	2014
	(in thousands)
Within 1 Year	$295,442	$213,212
1 - 2 years	75,869	86,364
2 - 3 years	32,651	31,131
3 - 4 years	21,446	24,212
4 - 5 years	14,472	14,996
5+ years	249	989
Total	$440,129	$370,904

12. OTHER BORROWINGS
Other borrowings consist of $6.9 million and $8.2 million of customer repurchase agreements as of December 31, 2015 and 2014, respectively. Customer repurchase agreements are overnight and continuous standard commercial banking transactions that involve a Bank customer instead of a wholesale bank or broker. The average rate of these repurchase agreements was 0.05 percent as of both December 31, 2015 and 2014. As of December 31, 2015, these repurchase agreements were backed by $3.8 million of collateralized mortgage obligations and $3.1 million of mortgage-backed securities, compared $6.2 million and $2.0 million, respectively, as of 2014. In addition, the Bank maintains $108.5 million in unsecured lines of credit with a variety of correspondent banks. As of December 31, 2015, there were no outstanding balances on these lines of credit.

13. FEDERAL HOME LOAN BANK ADVANCES
As a member of the FHLB, the Bank has access to numerous borrowing programs with total credit availability established at 25 percent of total quarter-end assets. FHLB advances are fully collateralized by pledges of certain qualifying real estate secured loans (see Note 4 - Cash and Cash Equivalents). The Bank also maintains a secured line of credit with the FHLB of Atlanta up to 25 percent of total assets or $419.6 million as of December 31, 2015 based on available collateral. As of December 31, 2015, the Bank’s borrowing capacity was $398.7 million of which $107.6 million was outstanding.

Table 13.1: Composition of FHLB Advances
	As of December 31,
	2015	2014
	(dollars in thousands)
As of period ended:
FHLB advances	$107,579	$83,054
FHLB purchase accounting mark	2,508	2,993
FHLB total	$110,087	$86,047
Weighted average outstanding effective interest rate	1.62%	1.58%

Table 13.2: FHLB Advances Average Balances
	For the Year Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Averages for the period:
FHLB advances	$109,967	$63,108	$33,269
Average effective interest rate paid during the period	1.48%	1.67%	2.02%
Maximum month-end balance outstanding	$127,696	$101,169	$43,478

Table 13.3: Contractual Maturities of FHLB Advances
	As of December 31,
	2015	2014
	(in thousands)
Within one year	$15,000	$20,000
1 - 2 years	7,500	—
2 - 3 years	7,500	—
3 - 4 years	25,869	7,500
4 - 5 years	15,000	16,371
5+ years	36,710	39,183
Total FHLB advances	$107,579	$83,054

14. LONG-TERM BORROWINGS

Table 14: Long-term Borrowings Detail
	As of December 31,
	2015	2014
	(in thousands)
Subordinated debt	$25,000	$2,281
Trust preferred capital notes	7,884	7,746
Long-term borrowings	$32,884	$10,027

In October 2015, the Company issued $25.0 million in Subordinated Debt. As part of the use of proceeds, the Company paid off $2.5 million of existing subordinate debt at the Bank. The Subordinated Debt has a maturity of ten years, is due in full on October 15, 2025, and bears interest at 6.00 percent per annum, payable quarterly. As of December 31, 2015, the entire amount of Subordinated Debt was considered Tier 2 Capital.
Under current regulatory guidelines, the Subordinated Debt may constitute no more than 25 percent of total Tier 1 Capital. Any amount not eligible to be counted as Tier 1 Capital is considered to be Tier 2 Capital. As of December 31, 2015, the entire amount of Subordinated Debt was considered Tier 1 Capital.
On June 30, 2003, Alliance invested $0.3 million as common equity into a wholly-owned Delaware statutory business trust (the “Trust”). Simultaneously, the Trust privately issued $10.0 million face amount of thirty-year floating rate trust preferred capital securities (the “Trust Preferred Capital Notes”) in a pooled trust preferred capital securities offering. The Trust used the offering proceeds, plus the equity, to purchase $10.3 million principal amount of Alliance’s floating rate junior subordinated debentures due 2033 (the “Subordinated Debentures”). Both the Trust Preferred Capital Notes and the Subordinated Debentures are callable at any time, without penalty. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15 percent subject to quarterly interest rate adjustments. The interest rates as of December 31, 2015 and 2014 were 3.66 percent and 3.39 percent, respectively. The Trust Preferred Capital Notes are guaranteed by WashingtonFirst on a subordinated basis, and were recorded on WashingtonFirst’s books at the time of the Alliance acquisition at a discounted amount of $7.5 million, which was the fair value of the instruments at the time of the acquisition. The $2.5 million discount is being expensed monthly over the life of the obligation. Under the indenture governing the Trust Preferred Capital Notes, WashingtonFirst has the right to defer payments of interest for up to twenty consecutive quarterly periods.
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
In August 2014, WashingtonFirst redeemed $4.4 million (4,449 shares), or 25% of the $17.8 million outstanding Series D Preferred Stock. The shares were redeemed at their liquidation value of $1,000 per share plus accrued dividends, for a total redemption price of $4.5 million.
In February 2015, WashingtonFirst redeemed an additional $4.4 million (4,449 shares), or 25% of the initial $17.8 million outstanding Series D Preferred Stock. The shares were redeemed at their liquidation value of $1,000 per share plus accrued dividends, for a total redemption price of $4.5 million.
In October 2015, the Company redeemed the remaining $8.9 million (8,898 shares) or 50% of the initial $17.8 million outstanding Series D Preferred Stock. These shares were redeemed at their liquidation value of $1,000 per share plus accrued dividends, for a total redemption price of $8.9 million. As of December 31, 2015, there were no shares outstanding of its Series D Preferred Stock.
The Company has warrants outstanding to purchase 60,657 shares of common stock at a share price equal to $10.30. These warrants have been retroactively adjusted to reflect the effect of all stock dividends and expire if not exercised on or before June 15, 2020. The warrants were valued at $0.3 million at issuance using the Black-Scholes option pricing model and are being expensed monthly over the life of the debt.
On December 30, 2014, pursuant to a private placement, the Company issued 710,553 shares of its common stock and 666,666 shares of the its Series A non-voting common stock at a price of $15.00 per share. The Company received aggregate gross proceeds from the Investors of $20.7 million.
In connection with the 1st Portfolio Acquisition, on July 31, 2015, the Company issued 916,410 shares of the Company’s common stock at a value of $17.05 as merger consideration to former stockholders of 1st Portfolio Holding Corporation.
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
The Company commenced paying cash dividends in 2014 and has paid a dividend of four cents ($0.04) per share -- on the Company’s outstanding shares of common stock and Series A non-voting common stock -- on January 2, April 1, July 1 and October 1, 2014.  In the fourth quarter 2014, the Company increased the quarterly cash dividend to five cents ($0.05) per share, which was paid January 2, April 1, July 1, 2015 and October 1, 2015. In the fourth quarter 2015, the Company increased the quarterly cash dividend to six cents ($0.06) per share, which was paid on January 2. Although the Company expects to declare and pay quarterly cash dividends in the future, any such dividend would be at the discretion of the Board of Directors of the Company and would be subject to various federal and state regulatory limitations.

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

Table 16.1: Stock Options
	For the Year Ended December 31,
	2015		2014		2013
	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price
Outstanding, beginning of year	547,694	$10.96	638,827	$10.70	554,864	$10.70
Options granted or exchanged	149,184	15.44	—	—	94,760	10.53
Exercised	(61,612)	9.18	(84,942)	9.02	(5,205)	8.64
Canceled or forfeited	(3,230)	13.03	(6,191)	10.24	(5,592)	10.78
Outstanding, end of year	632,036	$12.18	547,694	$10.96	638,827	$10.70
Exercisable at end of year	303,954	$11.86	305,180	$11.35	375,154	$10.85

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

Table 16.2: Fair Value Assumptions for Stock Option Awards
	For the Year Ended December 31,
	2015	2013
Weighted-average risk-free interest rate	2.20%	0.96%
Expected dividend yield	1.24%	—%
Weighted-average expected volatility	59.75%	44.36%
Weighted-average expected life (in years)	10.0 years	6.5 years
Weighted-average fair value of each option granted	$9.94	$6.28
No stock options were awarded in 2014 so no data is provided in Table 16.2. As of December 31, 2015, 2014 and 2013, the intrinsic value of stock options outstanding was $6.5 million, $2.2 million and $2.3 million, respectively.

Table 16.3: Non-Vested Restricted Stock
	For the Year Ended December 31,
	2015		2014		2013
	Non-vested Restricted Stock	Weighted-Average Grant Date Fair Value	Non-vested Restricted Stock	Weighted-Average Grant Date Fair Value	Non-vested Restricted Stock	Weighted-Average Grant Date Fair Value
Outstanding, beginning of year	61,409	$9.59	32,952	$9.54	44,777	$9.51
Granted	1,200	20.70	40,165	14.31	—	—
Canceled	(2,836)	14.16	(3,601)	9.11	(222)	8.68
Vested and issued	(17,404)	10.54	(8,107)	9.45	(11,603)	9.44
Outstanding, end of year	42,369	$9.36	61,409	$9.59	32,952	$9.54

For the year ended December 31, 2015, 2014 and 2013, the Company recognized $0.4 million, $0.2 million and $0.2 million in expenses, respectively, related to these awards. The total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan as of both December 31, 2015, 2014 and 2013 was $1.4 million, $0.5 million and $0.7 million, respectively, and is expected to be recognized over a weighted average period of 3.6 years, 2.7 years and 3.6 years, respectively.

Table 16.4: Stock Options Outstanding
	As of December 31, 2015
	Outstanding		Exercisable
Range of Exercise Prices	Stock Options	Weighted-Average Remaining Contractual Life	Stock Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$8.00 - $8.99	17,934	3.9 years	17,934	3.9 years	$8.69
$9.00 - $9.99	—	0	—	0	—
$10.00 - $10.99	305,558	5.9 years	81,997	3.7 years	10.54
$11.00 - $11.99	33,903	1.0 year	33,903	1.0 year	11.95
$12.00 - $12.99	111,290	1.7 years	111,290	1.7 years	12.10
$13.00 - $13.99	48,520	1.4 years	48,520	1.4 years	13.82
$14.00 - $14.99	12,559	3.5 years	3,542	2.7 years	14.49
$15.00 - $15.99	77,158	8.4 years	3,546	3.2 years	15.67
$16.00 - $16.99	9,664	3.4 years	3,222	2.3 years	16.56
$17.00 - $20.99	15,450	9.9 years	—	0	—
	632,036	4.8 years	303,954	2.3 years	$11.86

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
The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Bank has $22.2 million in fixed rate commitments and $281.2 million in variable rate commitments.

Table 17.1: Outstanding Commitments to Extend Credit
	As of December 31,
	2015	2014
	(dollars in thousands)
Unused lines of credit as of period ended:
Loans held for sale	$3,613	$—
Commercial	109,143	56,280
Commercial real estate	145,022	110,134
Residential real estate	772	—
Home equity	42,036	36,042
Personal lines of credit	2,799	1,460
Total outstanding commitments to extend credit	$303,385	$203,916

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
Investment in Affordable Housing Project
The Bank has committed $1.0 million to the Virginia Community Development Corporation (VCDC), a non-profit organization that seeks to gather capital from investors to build and operate low income housing programs. The Bank’s commitment is split evenly between two funds: the Housing Equity Fund of Virginia XVII, L.L.C (“Fund XVII”) and the Housing Equity Fund of Virginia XVIII, L.L.C. (“Fund XVIII”). The expected return on these two funds is in the form of tax credits and tax deductions from operating losses. The principal risk associated with such an investment results from potential noncompliance with the conditions in the tax law to qualify for the tax benefits, which could result in recapture of the tax benefits. As of December 31, 2015, the Bank had disbursed $190,000 and $50,500 to Fund XVII and Fund XVIII, respectively, as a result of investor capital calls. The Bank expects to make additional capital investments of $0.3 million by the end of 2017 for Fund XVII and additional capital investments of $0.4 million by the end of 2018 for Fund XVIII. The Bank accounts for the capital already disbursed in Other Assets on the balance sheet, and records related income using the effective interest method.
Other Contractual Arrangements
The Bank is party to a contract dated October 7, 2010, with Fiserv, for core data processing and item processing services integral to the operations of the Bank. Under the terms of the agreement, the Bank may cancel the agreement subject to a substantial cancellation penalty based on the current monthly billing and remaining term of the contract. The initial term of services provided shall end seven years following the date services are first used. Services were first provided beginning May 16, 2011 and will expire on May 15, 2018. The Bank expects to pay Fiserv approximately $1.7 million over the remaining life of the contract.
Mortgage Banking Interest Rate Locks
As part of its mortgage banking activities, the Mortgage Company enters into interest rate lock commitments, which are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Mortgage Company then either locks the loan and rate in with an investor and commits to deliver the loan if settlement occurs (“Best Efforts”) or commits to deliver the locked loan in a binding (“Mandatory”) delivery program with an investor. Certain loans under rate lock commitments are covered under forward sales contracts of mortgage backed securities (“MBS”). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in mortgage banking activities in non-interest income. Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. The Mortgage Company determines the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates and taking into consideration the probability that the rate lock commitments will close or will be funded.

Since the derivative instruments are not designated as hedging instruments, the fair value of the derivatives are recorded by the Mortgage Company as a freestanding asset or liability with the change in value being recognized in current net income during the period of change. As of December 31, 2015, the Mortgage Company had open forward contracts with a notional value of $35.0 million. The open forward delivery contracts are composed of forward sales of MBS. The fair value of these open forward contracts was a liability of $0.0 million as of December 31, 2015. Certain additional risks arise from these forward delivery contracts in that the counterparties to the contracts may not be able to meet the terms of the contracts. The Company does not expect any counterparty to fail to meet its obligation. Additional risks inherent in mandatory delivery programs include the risk that if the Company does not close the loans subject to interest rate risk lock commitments, they will be obligated to deliver MBS to the counterparty under the forward sales agreement. Should this be required, the Company could incur significant costs in acquiring replacement loans or MBS and such costs could have an adverse effect on mortgage banking operations in future periods.
Interest rate lock commitments totaled $35.4 million (notional amount) as of December 31, 2015. Fair values of these best efforts commitments were $0.1 million as of December 31, 2015.

18. RELATED PARTY TRANSACTIONS
The aggregate amount of loans outstanding to employees, officers, directors, and to companies in which the Company’s directors were principal owners, amounted to $23.7 million, or 1.8 percent of total loans, and $26.7 million, or 2.5 percent of total loans, as of December 31, 2015 and December 31, 2014, respectively. For the year ended 2015, principal advances to related parties totaled $3.0 million and principal repayments and other reductions totaled $8.2 million.
Total deposit accounts with related parties totaled $26.7 million and $37.4 million as of December 31, 2015 and December 31, 2014, respectively.

19. INCOME TAXES
WashingtonFirst is subject to federal income taxes and various state and local income taxes.

Table 19.1: Components of Income Tax Expense
	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Current:
Federal	$6,519	$2,903	$1,322
State	488	249	46
Total current tax expense	$7,007	$3,152	$1,368
Deferred:
Federal	$(525)	$1,142	$1,216
State	(13)	59	43
Total deferred tax expense	$(538)	$1,201	$1,259
Total income tax expense/(benefit)	$6,469	$4,353	$2,627

Table 19.2: Components of Income Tax Expense or Benefit
	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Current tax expense/(benefit)	$7,007	$3,152	$1,368
Deferred tax expense/(benefit)	(538)	1,201	1,259
Tax expense/(benefit) recorded in OCI	(351)	1,061	(1,445)
Total income tax expense/(benefit)	$6,118	$5,414	$1,182

Table 19.3: Reconciliation of Tax Expense at Statutory Tax Rate to Actual Tax Expense
	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Tax expense at statutory rate	$6,553	$4,684	$3,048
Increase/(decrease) due to:
State income tax, net of federal tax benefit	305	97	30
Deferred tax expense rate change	(211)	—	(202)
Transaction costs	—	—	(331)
Earnings on bank-owned life insurance	(131)	(124)	(93)
Tax exempt interest	(26)	(35)	(41)
Change in valuation allowance	64	(432)	232
Other	(85)	163	(16)
Income tax expense	$6,469	$4,353	$2,627
Statutory tax rate	35.0%	34.0%	34.0%
Effective tax rate	34.5%	31.6%	29.3%

Table 19.4: Components of Deferred Tax Assets and Liabilities
	As of December 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Net operating loss carry forwards	$2,987	$3,167
Tax credit carry forwards	251	251
Provision for loan losses	4,507	3,312
Loans	839	1,000
OREO	—	510
Unrealized losses on available-for-sale securities	110	—
Securities	—	—
Non-accrual interest	651	284
Compensation related items	971	549
Deferred rent	893	880
Contingent liability	154	—
FHLB purchase marks	920	1,071
Other	208	107
Valuation allowance	(264)	(200)
Total deferred tax assets	12,227	10,931
Deferred tax liabilities:
Deferred costs	(1,446)	(1,161)
Depreciation and amortization	(1,686)	(783)
Trust preferred securities	(890)	(917)
Unrealized gains on available-for-sale securities	—	(242)
Securities	(89)	(162)
Total deferred tax liabilities	(4,111)	(3,265)
Net deferred tax assets	$8,116	$7,666

The net operating loss carry forward acquired in conjunction with the First Liberty Bancorp acquisition in 2006 is subject to annual limits under Section 382 of the Internal Revenue Code of $290,692 and expires in 2025. In conjunction with the acquisition of

Alliance in 2012, the net operating loss carry forward is subject to annual limits under Section 382 of the Internal Revenue Code of $831,125 and begins expiring in 2029. As noted in Table 19.3, the Company has a valuation allowance relating to state NOLs.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, Common Equity Tier 1 and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, in each case as those terms are defined in the regulations. As of December 31, 2015, Management believes the Company satisfied all capital adequacy requirements to which it was subject to and that the Company and Bank were “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios, as set forth in the table below.

Table 20: Capital Amounts, Ratios and Regulatory Requirements Summary
	Actual		To Be Well Capitalized Under Prompt Corrective Action Provisions		For Minimum Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2015:
Total risk-based capital ratio
Consolidated	$209,962	14.86%	n/a	n/a	$113,022	>8.0%
Bank	193,214	13.70%	$141,050	>10.0%	112,840	>8.0%
Tier 1 risk-based capital ratio
Consolidated	172,673	12.22%	n/a	n/a	84,766	>6.0%
Bank	180,925	12.83%	112,840	>8.0%	84,630	>6.0%
Common Equity Tier (CET) 1 risk-based capital ratio (1)
Consolidated	164,789	11.66%	n/a	n/a	63,575	>4.5%
Bank	180,925	12.83%	91,683	>6.5%	63,473	>4.5%
Tier 1 leverage ratio
Consolidated	172,673	10.67%	n/a	n/a	64,730	>4.0%
Bank	180,925	11.19%	80,808	>5.0%	64,646	>4.0%

As of December 31, 2014:
Total risk-based capital ratio
Consolidated	$146,713	13.20%	n/a	n/a	$88,917	>8.0%
Bank	121,500	10.94%	$111,060	>10.0%	88,848	>8.0%
Tier 1 risk-based capital ratio
Consolidated	134,956	12.14%	n/a	n/a	44,467	>4.0%
Bank	109,743	9.88%	66,646	>6.0%	44,430	>4.0%
Tier 1 leverage ratio
Consolidated	134,956	10.23%	n/a	n/a	52,769	>4.0%
Bank	109,743	8.33%	65,872	>5.0%	52,698	>4.0%
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

Table 21: Basic and Dilutive Earnings Per Share
	For the December Ended 31,
	2015	2014	2013
	(dollars in thousands, except for per share amounts)
Net income	$12,255	$9,424	$6,339
Less: SBLF dividends	(74)	(161)	(178)
Net income available to common shareholders	$12,181	$9,263	$6,161

Weighted average number of shares outstanding	10,089,482	8,104,062	8,000,035
Effect of dilutive securities:
Restricted stock, stock options and warrants (1)	178,916	188,876	102,959
Diluted weighted average number of shares outstanding	10,268,398	8,292,938	8,102,994

Basic earnings per share	$1.21	$1.14	$0.77
Diluted earnings per share	$1.19	$1.12	$0.76
(1) For the years ended December 31, 2015 and 2014 all restricted stock, stock options and warrants were dilutive.

22. EMPLOYEE BENEFITS
The Company has a 401(k) Plan designed to qualify under section 401 of the IRS Code of 1986 that allows employees to defer a portion of their salary compensation as savings for retirement. All full-time employees are eligible to participate after three months of employment. The Company reserves the right to make an annual discretionary contribution to the account of each eligible employee based in part on the Company’s profitability for a given year, and on each participant’s yearly earnings up to IRS limitations. Participants are vested in the Company’s discretionary matching contributions evenly over a 3 year period and are fully vested in future Company matching contributions after three years of employment. The company incurred expenses of $0.7 million, $0.5 million and $0.3 million for the years ended December 31, 2015, 2014 and 2013, respectively, under the 401(k). The Company also provides a benefit package which includes health, dental and optical insurance, 401K plan, life and long term disability insurance. Additionally, WashingtonFirst maintains a stock-based compensation plan for employees of WashingtonFirst.
In August 2013, the Compensation Committee of the Company approved the terms of a SERP for certain of the Bank’s executive officers. The intent of the SERP is to provide retirement benefits to selected executives upon retirement or other qualifying separation from service. In 2014 the Bank entered into separate agreements under the SERP (the “SERP Agreements”) with six of its executive officers. Generally, the SERP Agreements provide retirement benefits computed as a percentage of the executive’s annual compensation at a defined retirement age or earlier separation from service, and payable in monthly installments over a specified period of time. The SERP Agreements are unfunded arrangements maintained primarily to provide supplemental retirement benefits and comply with Section 409A of the IRS Code. For the year ended December 31, 2015, 2014 and 2013, the Company recorded benefit expense of $0.3 million, $0.2 million and $0.0 million respectively for this post retirement benefit.

23. OTHER OPERATING EXPENSES

Table 23: Consolidated Statement of Operations - Other Operating Expenses Detail
	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Other real estate owned expenses	$21	$391	$525
Business and franchise tax	1,005	824	668
Advertising and promotional expenses	801	665	594
FDIC premiums	862	866	836
Postage, printing and supplies	179	213	182
Directors' fees	362	289	224
Insurance	217	114	108
Amortization of intangibles	213	158	86
Other	892	994	849
Other expenses	$4,552	$4,514	$4,072

24. FAIR VALUE DISCLOSURES
Fair value is defined in FASB ASC 820-10 as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Transfers between levels of the fair value hierarchy are recognized on the actual dates of the event or circumstances that caused the transfer, which generally coincides with the Corporation’s monthly and or quarterly valuation process. The standard describes three levels of inputs that may be used to measure fair values:

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
Investment Securities Available for Sale
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
Net transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period. There were no transfers within the fair value hierarchy for fair value measurements of WashingtonFirst’s investment securities during the year ended December 31, 2015 or 2014.
Financial Derivatives
The Company relies on a third-party pricing service to value its mortgage banking derivative financial assets and liabilities, which the Company classifies as a Level 3 valuation. The external valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale includes grouping the interest rate lock commitments by interest rate and terms, applying an estimated pull-through rate based on historical experience, and then multiplying by quoted investor prices determined to be reasonably applicable to the loan commitment groups based on interest rate, terms, and rate lock expiration dates of the loan commitment groups.
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
Fair Value Classification and Transfers
Fair values estimated by management in the absence of readily determinable fair values are classified as Level 3. As of December 31, 2015, WashingtonFirst’s Level 3 assets and liabilities recorded were $16.6 million or approximately 1.0 percent of total assets and 6.1 percent of financial instruments measured at fair value. As of December 31, 2014, level 3 assets and liabilities were at $23.6 million or approximately 1.8 percent of total assets and 12.3 percent of financial instruments measured at fair value.

The following tables present information about WashingtonFirst’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2015 and December 31, 2014, respectively, and indicate the fair value hierarchy of the valuation techniques used by WashingtonFirst to determine such fair value:

Table 24.1: Summary of Assets and Liabilities Measured at Fair Value
	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
U.S. Treasuries	$9,618	$—	$—	$9,618
U.S. Government agencies	—	96,016	—	96,016
Mortgage-backed securities	—	58,876	—	58,876
Collateralized mortgage obligations	—	40,398	—	40,398
Taxable state and municipal securities	—	10,853	—	10,853
Tax-exempt state and municipal securities	—	4,352	—	4,352
Financial derivatives	—	—	93	93
Total recurring assets at fair value	$9,618	$210,495	$93	$220,206
Liabilities:
Financial derivatives	$—	$—	$27	$27
Total recurring liabilities at fair value	$—	$—	$27	$27
Nonrecurring:
Assets:
Loans held for investment (1)	$—	$—	$16,521	$16,521
Other real estate owned	—	—	—	—
Total nonrecurring assets at fair value	$—	$—	$16,521	$16,521

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
U.S. Treasuries	$3,014	$—	$—	$3,014
U.S. Government agencies	—	51,864	—	51,864
Mortgage-backed securities	—	50,792	—	50,792
Collateralized mortgage obligations	—	44,815	—	44,815
Taxable state and municipal securities	—	12,754	—	12,754
Tax-exempt state and municipal securities	—	3,269	—	3,269
Total recurring assets at fair value	$3,014	$163,494	$—	$166,508

Nonrecurring:
Assets:
Loans held for investment (1)	$—	$—	$23,199	$23,199
Other real estate owned	—	—	361	361
Total nonrecurring assets at fair value	$—	$—	$23,560	$23,560

(1)	Represents the impaired loans, net of allowance, that have been individually evaluated and reserved for.

The recurring Level 3 assets and liabilities are related to the fair value of the interest rate locks on the 1st Portfolio Lending that was acquired in July 2015. These derivatives represent the fair value of the interest rate locks and forward sales contracts of mortgage backed securities. The fair value utilizes market pricing for the valuation with the unobservable inputs being the estimated pull-through percentages which ranges from 70 percent to 90 percent. For more information on these derivatives, see Part II, Item 8, Note 17 - Commitments and Contingencies.

Table 24.2: Estimated Fair Values and Carrying Values for Financial Assets, Liabilities and Commitments
	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$62,753	$62,753	$62,306	$62,306
Investment securities	220,113	220,113	166,508	166,508
Restricted Stock	6,128	6,128	5,225	5,225
Loans held for sale	36,494	37,389	1,068	1,068
Loans held for investment, net	1,295,794	1,334,205	1,055,801	1,061,167
Bank-owned life insurance	13,521	13,521	13,147	13,147
Derivatives	93	93	—	—
Liabilities:
Time deposits	440,129	440,584	370,904	372,041
Other borrowings	6,942	6,942	8,237	8,237
FHLB advances	110,087	112,994	86,047	86,583
Long-term borrowings	32,884	44,309	10,027	13,398
Derivatives	27	27	—	—
Off-balance sheet instruments	—	—	—	—

The following methods and assumptions not previously presented were used in estimating the fair value of financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:
Cash and cash equivalents. The carrying amount of cash and cash equivalents approximates fair value. As such they are classified as Level 1 for non-interest-bearing deposits and Level 2 for interest-bearing deposits due from banks or federal funds sold.
Restricted Stock. It is not practical to determine the fair value of restricted stock due to the restrictions placed on transferability therefore the carrying amount is assumed to be the fair value.
Loans Held for Sale. Loans held for sale are carried at the lower of cost or fair value. Fair value is derived from secondary market quotations for similar instruments. Gains and losses on sales of these loans are recorded as a component of non-interest income in the consolidated statements of operations. As such, the Company classifies loans subjected to fair value adjustments as Level 2 valuation.
Loans Held for Investment, net. For certain homogeneous categories of loans, such as some residential mortgages, and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics resulting in a Level 3 classification. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities resulting in a Level 3 classification.
Accounting pronouncements require disclosure of the estimated fair value of financial instruments. Effective January 1, 2008, fair value is defined in accordance with FASB ASC 820-10 as disclosed above. Given market conditions, a portion of our loan portfolio is not readily marketable and market prices do not exist. We have not attempted to market our loans to potential buyers, if any exist, to determine the fair value of those instruments in accordance with the definition of FASB ASC 820-10. Since negotiated prices in illiquid markets depends upon the then present motivations of the buyer and seller, it is reasonable to assume that actual sales prices could vary widely from any estimate of fair value made without the benefit of negotiations. Additionally, changes in market interest rates can dramatically impact the value of financial instruments in a short period of time. Accordingly, the fair value measurements for loans included in the table above are unlikely to represent the instruments’ liquidation values.
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

25. FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

Table 25.1: WashingtonFirst Bankshares, Inc. (PARENT ONLY) - Condensed Balance Sheets
	As of December 31,
	2015	2014
	(in thousands)
Assets:
Cash and cash equivalents	$16,398	$23,486
Investment in bank subsidiary	195,405	117,071
Other assets	1,767	4,264
Total Assets	$213,570	$144,821
Liabilities and Shareholders' Equity:
Liabilities:
Accrued interest payable	$384	$20
Long-term borrowings	32,884	7,746
Deferred tax liability, net	909	909
Other liabilities	798	1,608
Total Liabilities	34,975	10,283
Shareholders' Equity:
Total Shareholders’ Equity	178,595	134,538
Total Liabilities and Shareholders' Equity	$213,570	$144,821

Table 25.2: WashingtonFirst Bankshares, Inc. (PARENT ONLY) - Condensed Statement of Operations and Comprehensive Income
	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Interest income:
Dividends from subsidiary	$—	$—	$—
Other interest income	70	59	86
Total interest income	70	59	86
Interest expense	867	480	451
Net interest income	(797)	(421)	(365)
Non-interest income:
Gain on acquisition	—	—	—
Total non-interest income	—	—	—
Non-interest expense:
Merger expenses	4	—	—
Other operating expenses	2,532	2,254	2,222
Total other expenses	2,536	2,254	2,222
(Loss)/income before provision income taxes	(3,333)	(2,675)	(2,587)
Income tax (benefit/)expense	(1,192)	(957)	(797)
Net (loss)/income before undistributed income of subsidiaries	(2,141)	(1,718)	(1,790)
Equity in earnings of subsidiaries	14,396	11,142	8,129
Net income	12,255	9,424	6,339
Accumulated other comprehensive income in subsidiary	$(561)	$1,943	$(1,476)
Comprehensive Income	$11,694	$11,367	$4,863

Table 25.3: WashingtonFirst Bankshares, Inc. (PARENT ONLY) - Condensed Statements of Cash Flows
	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income	$12,255	$9,424	$6,339
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiaries	(14,396)	(11,142)	(8,129)
Gain on acquisition	—	—	—
Amortization	138	139	139
Bank to parent dividend	275	—	—
Net change in:
Other assets	4,825	(2,970)	163
Other liabilities	(1,191)	744	(1,977)
Net cash (used in) / provided by operating activities	1,906	(3,805)	(3,465)
Cash flows from investing activities:
Investment in subsidiaries	(50,500)	1,128	(178)
Net cash (used in) / provided by investing activities	(50,500)	1,128	(178)
Cash flows from financing activities:
Proceeds from stock issuance - private placement	—	20,490	—
Proceeds from issuance of common stock, net	31,153	—	1,435
Proceeds from exercise of stock options	668	766	45
Net increase / (decrease) in long-term borrowings	25,000	—	—
Repurchase of Preferred Stock	(13,347)	(4,449)	—
Cash dividends paid	(1,894)	(1,259)	—
Dividends paid - cash portion for fractional shares on 5% dividend	—	(5)	(4)
Preferred stock dividends paid	(74)	(161)	(178)
Net cash provided by financing activities	41,506	15,382	1,298
Net increase / (decrease) in cash and cash equivalents	(7,088)	12,705	(2,345)
Cash and cash equivalents at beginning of period	23,486	10,781	13,126
Cash and cash equivalents at end of period	$16,398	$23,486	$10,781

26. QUARTERLY FINANCIAL INFORMATION (Unaudited)

Table 26.1: Quarterly Income Statements - 2015
	2015 Quarter Ended
	Dec. 31	Sept. 30	Jun. 30	Mar. 31
	(in thousands, except per share amounts)
Interest income	$17,159	$16,462	$15,252	$14,310
Interest expense	2,827	2,300	2,080	2,004
Net interest income	14,332	14,162	13,172	12,306
Provision for loan losses	1,075	925	850	700
Net interest income after provision for loan losses	13,257	13,237	12,322	11,606
Non-interest (loss)/income	3,806	2,922	606	557
Non-interest expense	11,914	11,229	8,601	7,845
Income before income taxes	5,149	4,930	4,327	4,318
Provision for income taxes	1,607	1,774	1,560	1,528
Net income	$3,542	$3,156	$2,767	$2,790

Earnings per common share:
Basic earnings per common share	$0.33	$0.31	$0.28	$0.29
Fully diluted earnings per common share	$0.32	$0.31	$0.28	$0.28

Table 26.2: Quarterly Income Statements - 2014
	2014 Quarter Ended
	Dec. 31	Sept. 30	Jun. 30	Mar. 31
	(in thousands, except per share amounts)
Interest income	$14,872	$14,342	$13,892	$12,013
Interest expense	1,962	1,878	1,775	1,604
Net interest income	12,910	12,464	12,117	10,409
Provision for loan losses	800	900	760	545
Net interest income after provision for loan losses	12,110	11,564	11,357	9,864
Non-interest (loss)/income	479	551	404	564
Non-interest expense	8,639	8,451	8,044	7,982
Income before income taxes	3,950	3,664	3,717	2,446
Provision for income taxes	1,395	833	1,287	838
Net income	$2,555	$2,831	$2,430	$1,608

Earnings per common share:
Basic earnings per common share	$0.31	$0.34	$0.30	$0.19
Fully diluted earnings per common share	$0.30	$0.34	$0.29	$0.19

27. SEGMENT REPORTING

The commercial banking segment provides the mortgage banking segment with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest based on a premium over their cost to borrow funds. These transactions are eliminated in the consolidation process.

The following table presents segment information for the year ended December 31, 2015. The Company did not have mortgage banking and wealth management segments prior to the acquisition of 1st Portfolio Holding Corporation in 2015 - see Note 3 Acquisition Activities for more information.

Table 27: Segment Reporting
	For the Year Ended December 31, 2015
	Commercial Banking	Mortgage Banking	Wealth Management	Other (1)	Consolidated Totals
	(In Thousands)
Revenues:
Interest income	$62,960	$401	$—	$(178)	$63,183
Gain on sale of loans	174	4,471	—	—	4,645
Other revenues	4,379	760	695	(571)	5,263
Total income	$67,513	$5,632	$695	$(749)	$73,091

Expenses:
Interest expense	$8,373	$219	$—	$619	$9,211
Salaries and employee benefits	19,117	3,671	334	—	23,122
Other expenses	25,740	1,171	248	1,344	28,503
Total expenses	$53,230	$5,061	$582	$1,963	$60,836

Net Income (loss)	$14,283	$571	$113	$(2,712)	$12,255

Total assets	$1,676,297	$47,801	$3,919	$(49,440)	$1,678,577
(1) Includes parent company and intercompany eliminations

28. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2015 and 2014. All amounts are net of tax. Amounts in parentheses indicate reductions to accumulated other comprehensive income.

Table 28: Accumulated Other Comprehensive Income
	Unrealized Gain (Loss) on Investment Securities Held for Sale	Unrealized Gain (Loss) of Cash Flow Hedge	Total
	(in thousands)
Balance as of December 31, 2013	$(1,509)	$—	$(1,509)
Other comprehensive income (loss) before reclassifications	2,053	—	$2,053
Amounts reclassified from accumulated other comprehensive income to net income	(110)	—	$(110)
Net current period other comprehensive income (loss)	1,943	—	$1,943
Balance as of December 31, 2014	$434	$—	$434
Other comprehensive income (loss) before reclassifications	(621)	66	(555)
Amounts reclassified from accumulated other comprehensive income to net income	(6)	—	(6)
Net current period other comprehensive income (loss)	(627)	66	(561)
Balance as of December 31, 2015	$(193)	$66	$(127)

29. SUBSEQUENT EVENTS

On February 23, 2016, the Company announced that its Board of Directors declared a cash dividend of six cents ($0.06) per share payable on April 1, 2016, to stockholders of record as of March 11, 2016. The dividend payout will be approximately $733,000, on 12.2 million shares of voting and non-voting common stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A. Controls and Procedures

(a)	Management's Evaluation of Disclosure Controls and Procedures.
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s periodic filings under the Exchange Act, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management on a timely basis to allow decisions regarding required disclosure. Management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2015. Based on management’s assessment, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.

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
Company management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control- Integrated Framework (2013). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2015 based on those criteria.

WashingtonFirst is an “emerging growth company,” as defined in the JOBS Act and it may take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not emerging growth companies. In particular, while WashingtonFirst is an emerging growth company it will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, it will be subject to reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, it will not be required to adopt new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies and it will not be required to hold non-binding advisory votes on executive compensation or shareholder approval of any golden parachute payments not previously approved.

(c)	Changes in Internal Control Over Financial Reporting
There were no changes in WashingtonFirst’s internal control over financial reporting during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, WashingtonFirst’s internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2015.

Item 11. Executive Compensation
The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholders
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2015 regarding the Company’s equity compensation plans under which its equity securities (only common stock) are authorized for issuance:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise pricing of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a))
Equity compensation plan approved by security holders	673,248	$11.97	250,548
Equity compensation plan not approved by security holders	—	—	—
Total	673,248	$11.97	250,548

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2015.

Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2015.

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

Exhibit	Description

Exhibit	Description
4.4†
Securities Purchase Agreement dated August 14, 2011 by and between WashingtonFirst Bankshares, Inc. and the United States Department of the Treasury (incorporated by reference herein to Exhibit 4.3 to the Registration Statement on Form S-3 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on February 5, 2015 (File No. 333-201897)).

4.5
Investment Agreement dated as of December 30, 2014, by and between WashingtonFirst Bankshares, Inc. and Castle Creek Capital Partners IV, L.P. (incorporated by reference herein to Exhibit 99.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on January 5, 2015 (File No. 001-35768)).

4.6
Investment Agreement dated as of December 30, 2014, by and between WashingtonFirst Bankshares, Inc. and Ithan Creek investors USB, LLC (incorporated by reference herein to Exhibit 99.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on January 5, 2015 (File No. 001-35768)).

4.7
Investment Agreement dated as of December 30, 2014, by and between WashingtonFirst Bankshares, Inc. and Banc Fund VII L.P. (incorporated by reference herein to Exhibit 99.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on January 5, 2015 (File No. 001-35768)).

4.8
Investment Agreement dated as of December 30, 2014, by and between WashingtonFirst Bankshares, Inc. and Banc Fund VIII L.P. (incorporated by reference herein to Exhibit 99.4 to Current Report on Form 8-K filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on January 5, 2015 (File No. 001-35768)).

4.9
Investment Agreement dated as of December 30, 2014, by and between WashingtonFirst Bankshares, Inc. and Banc Fund IX L.P. (incorporated by reference herein to Exhibit 99.5 to Current Report on Form 8-K filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on January 5, 2015 (File No. 001-35768)).

4.10
Investment Agreement dated as of December 30, 2014, by and between WashingtonFirst Bankshares, Inc. and Basswood Capital Management, LLC (incorporated by reference herein to Exhibit 99.6 to Current Report on Form 8-K filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on January 5, 2015 (File No. 001-35768)).

4.11
Registration Rights Agreement dated as of December 30, 2014, by and among WashingtonFirst Bankshares, Inc., Castle Creek Partners IV, L.P., Ithan Creek Investors USB, LLC, Banc Fund VII L.P., Banc Fund VIII L.P., Banc Fund IX L.P., Basswood Opportunity Partners, L.P., Basswood Opportunity Fund, Inc., Basswood Financial Fund, L.P., Basswood Financial Fund, Inc. (A), Basswood Financial Long Only Fund, L.P. and Castle Creek Capital Partners IV, L.P. (incorporated herein by reference to Exhibit 99.7 to Current Report on Form 8-K filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on January 5, 2015 (File No. 001-35768)).

4.12
Form of certificate representing shares of WashingtonFirst Bankshares, Inc.’s Senior Non-Cumulative Perpetual Preferred Stock, Series D (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-3 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on February 25, 2015 (File No. 333-202288)).

4.13
Form of Indenture for Senior Debt Securities (including form of Note for Senior Debt Securities) (incorporated herein by reference to Exhibit 4.6 to the Registration Statement on Form S-3 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on February 26, 2015 (File No. 333-202318)).

4.14
Form of Indenture for Subordinated Debt Securities (including form of Note for Subordinated Debt Securities (incorporated herein by reference to Exhibit 4.7 to the Registration Statement on Form S-3 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on February 26, 2015 (File No. 333-202318)).

4.15**	Form of Deposit Agreement (including Form of Depositary Share Certificate) with respect to Depositary Shares.

4.16**	Form of Preferred Stock Certificate.

4.17**	Form of Statement of Designations for series of Preferred Stock.

4.18**	Form of Warrant Agreement (including Form of Warrant Certificate) with respect to Warrants to Purchase Debt Securities, Preferred Stock, Depositary Shares, Common Stock or Units.

4.19**	Form of Unit Agreement.

Exhibit	Description
4.20
Indenture, dated October 5, 2015, by and between WashingtonFirst Bankshares, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee (incorporated by reference herein to Exhibit 4.4 to Form 8-K filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on October 6, 2015 (File No. 001-35768)).

4.21	Forms of 6.00% Fixed-to-Floating Subordinated Notes due 2025 (included as Exhibit A-1 and Exhibit A-2 in Exhibit 4.20 incorporated by reference herein).

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

10.7
Form of Restricted Stock Agreement (incorporated by reference herein to Exhibit 10.8 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on August 13, 2012 (File No. 333-183255)).

10.8
Form of Indemnification Agreement between WashingtonFirst Bankshares, Inc. and each of the directors and executive officers thereof (incorporated by reference herein to Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on September 21, 2012 (File No. 333-183255)).

10.9
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

10.11
WashingtonFirst Bankshares, Inc. 2010 Equity Compensation Plan, as Amended (incorporated by reference herein to Exhibit 99.1 to Form 8-K filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on May 3, 2013 (File No. 001-35768)).

10.12
Form of WashingtonFirst Bankshares, Inc. Incentive Stock Option Agreement (incorporated by reference herein to Exhibit 99.1 to Form 8-K filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on May 3, 2013 (File No. 001-35768)).

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

10.18
1st Portfolio Holding Corporation 2009 Stock Incentive Plan, as amended (incorporated by reference herein to Exhibit 99.1 to Form 8-K filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on September 22, 2015 (File No. 333-207071)).

10.19
Form of Subordinated Note Purchase Agreement, dated October 5, 2015, by and between WashingtonFirst Bankshares, Inc. and each purchaser of subordinated notes (incorporated by reference herein to Exhibit 10.25 to Form 8-K filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on October 6, 2015 (File No. 001-35768)).

10.20
Form of Registration Rights Agreement, dated October 5, 2015, by and among WashingtonFirst Bankshares, Inc. and purchasers of subordinated notes (incorporated by reference herein to Exhibit 10.26 to Form 8-K filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on October 6, 2015 (File No. 001-35768)).

12*	Statement of Ratio of Combined Fixed Charges and Preferred Dividends to Earnings.

14*	Code of Ethics of WashingtonFirst Bankshares, Inc. dated November 16, 2015.

21*	Subsidiaries of the registrant.

23*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
Interactive data files pursuant to Rule 405 of Regulation S-T: WashingtonFirst Bankshares, Inc.’s (i) Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Balance Sheets as of December 31, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; (v) Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2015 and 2014; and (vi) the notes to the foregoing Consolidated Financial Statements.

	Exhibit	Description

*	101.INS	XBRL Instance Document.

*	101.SCH	XBRL Taxonomy Extension Schema Document.

*	101.CAL	XBRL Taxonomy Calculation Linkbase Document.

*	101.DEF	XBRL Taxonomy Definition Linkbase Document.

*	101.LAB	XBRL Taxonomy Label Linkbase Document.

*	101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Filed with this Annual Report on Form 10-K.

**	To be subsequently filed by an amendment to the registration statement or by a Current Report on Form 8-K and incorporated herein by reference.
†	The schedules to this agreement have been omitted for this filing pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish copies of such schedules to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASHINGTONFIRST BANKSHARES, INC.
(Registrant)

/s/ Shaza L. Andersen	March 15, 2016
Shaza L. Andersen	Date
President & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Shaza L. Andersen	Director, President & Chief Executive Officer	March 15, 2016
Shaza L. Andersen	(Principal Executive Officer)

/s/ Matthew R. Johnson	Executive Vice President & Chief Financial Officer	March 15, 2016
Matthew R. Johnson	(Principal Financial and Accounting Officer)

/s/ Joseph S. Bracewell	Chairman of the Board of Directors	March 15, 2016
Joseph S. Bracewell

/s/ Charles E. Andrews	Director	March 15, 2016
Charles E. Andrews

/s/ George W. Connors IV	Director, Bank President & Chief Lending Officer	March 15, 2016
George W. Connors IV

/s/ Josephine S. Cooper	Director	March 15, 2016
Josephine S. Cooper

/s/ John H. Dalton	Director	March 15, 2016
John H. Dalton

/s/ Donald W. Fisher	Director	March 15, 2016
Donald W. Fisher

/s/ Richard D. Horn	Director and General Counsel	March 15, 2016
Richard D. Horn

/s/ John J. Mahoney	Director	March 15, 2016
John J. Mahoney

/s/ Caren D. Merrick	Director	March 15, 2016
Caren D. Merrick

/s/ Madhu K. Mohan, MD	Director	March 15, 2016
Madhu K. Mohan, MD

/s/ Juan A. Mencia	Director	March 15, 2016
Juan A. Mencia

Name	Title	Date

/s/ Larry D. Meyers	Director	March 15, 2016
Larry D. Meyers

/s/ Mark C. Michael	Director	March 15, 2016
Mark C. Michael

/s/ Ken Morrissette	Director	March 15, 2016
Ken Morrissette

/s/ James P. Muldoon	Director	March 15, 2016
James P. Muldoon

/s/ William C. Oldaker	Director	March 15, 2016
William C. Oldaker

/s/ Jon M. Peterson	Director	March 15, 2016
Jon M. Peterson

/s/ Randall S. Peyton, MD	Director	March 15, 2016
Randall S. Peyton, MD

/s/ Joe R. Reeder	Director	March 15, 2016
Joe R. Reeder

/s/ William G. Reilly	Director	March 15, 2016
William G. Reilly

/s/ Gail R. Steckler	Director	March 15, 2016
Gail R. Steckler

/s/ Johnnie E. Wilson	Director	March 15, 2016
Johnnie E. Wilson