Form 10-Q
period 2016-03-31
WashingtonFirst Bankshares, Inc.
filed 2016-05-10
CIK 1476264

As filed with the Securities and Exchange Commission on May 10, 2016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or

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
Yes    ☐        No    ☒
As of May 3, 2016, the registrant had outstanding 10,426,594 shares of voting common stock and 1,817,842 shares of non-voting common stock.

Glossary of Acronyms

ACBB	-	Atlantic Central Bankers Bank
ACH	-	Automated Clearing House
ALCO	-	Asset/Liability Committee
AOCI	-	Additional Other Comprehensive Income
ASC	-	FASB Accounting Standards Codification
ASU	-	Accounting Standards Update
Bank	-	WashingtonFirst Bank
BHC Act	-	Bank Holding Company Act
BOLI	-	Bank Owned Life Insurance
Bureau	-	Virginia Bureau of Financial Institutions
CBB	-	Community Bankers Bank
CDARS	-	Certificate of Deposit Account Registry Service
CET1	-	Common Equity Tier 1
CFPB	-	Consumer Financial Protection Bureau
CMO	-	Collateralized Mortgage Obligations
Company	-	WashingtonFirst Bankshares, Inc.
CRA	-	Community Reinvestment Act of 1977
DIF	-	Deposit Insurance Fund
Dodd-Frank Act	-	Dodd-Frank Wall Street Reform and Consumer Protection Act
ELC	-	Executive Loan Committee of the Board of Directors
EVE	-	Economic Value of Equity
Exchange Act	-	Securities Exchange Act of 1934, as amended
Fannie Mae	-	Federal National Mortgage Association
FDIA	-	Federal Deposit Insurance Act
FDIC	-	Federal Deposit Insurance Corporation
FDICIA	-	Federal Deposit Insurance Corporation Improvement Act of 1991
Federal Reserve	-	Board of Governors of the Federal Reserve System
FHFA	-	Federal Housing Finance Agency
FHLB	-	Federal Home Loan Bank of Atlanta
FRA	-	Federal Reserve Act
FRB	-	Federal Reserve Bank
Freddie Mac	-	Federal Home Loan Mortgage Corporation
GAAP	-	Generally Accepted Accounting Principles in the U.S.
GLB Act	-	Graham Leach Bliley Act of 1999
GSE	-	Government Sponsored Enterprises
HUD	-	The Department of Housing and Urban Development
HVCRE	-	High-volatility commercial real estate
IRLOC	-	Interest Rate Lock Commitment
IRS	-	Internal Revenue Service
JOBS Act	-	Jumpstart Our Business Startups Act of 2012
LHFS	-	Loans Held for Sale
LTV	-	Loan-to-value Ratio
MBS	-	Mortgage Backed Securities
Mortgage Company	-	WashingtonFirst Mortgage Corporation (formerly 1st Portfolio Lending Corporation)
NASDAQ	-	NASDAQ Capital Market
NII	-	Net Interest Income
OFAC	-	U.S. Treasury Department Office of Foreign Assets Control
OLC	-	Bank Officers' Loan Committee
OREO	-	Other Real Estate Owned
RESPA	-	Real Estate Settlement Procedures Act
SOX	-	Sarbanes-Oxley Act of 2002
SBLF	-	Small Business Loan Fund
SEC	-	Securities and Exchange Commission
Securities Act	-	Securities Act of 1933, as amended
TDR	-	Troubled Debt Restructuring
TILA	-	Truth-in-Lending Act
USA Patriot Act	-	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
VA	-	Veterans Administration
VCDC	-	Virginia Community Development Corporation
VSCA	-	Virginia Stock Corporation Act
Wealth Advisors	-	1st Portfolio, Inc.

PART I
Item 1. Consolidated Financial Statements
WashingtonFirst Bankshares, Inc.
Consolidated Balance Sheets
(unaudited)

	March 31, 2016	December 31, 2015
	(in thousands, except per share data)
Assets:
Cash and cash equivalents:
Cash and due from bank balances	$3,075	$3,739
Federal funds sold	65,942	59,014
Interest bearing deposits	100	—
Cash and cash equivalents	69,117	62,753
Investment securities, available-for-sale, at fair value	257,085	220,113
Restricted stock, at cost	6,532	6,128
Loans held for sale, at lower of cost or fair value	37,439	36,494
Loans held for investment:
Loans held for investment, at amortized cost	1,346,057	1,308,083
Allowance for loan losses	(12,329)	(12,289)
Total loans held for investment, net of allowance	1,333,728	1,295,794
Premises and equipment, net	7,819	7,374
Goodwill	11,420	11,431
Identifiable intangibles	1,820	1,888
Deferred tax asset	6,989	8,116
Accrued interest receivable	4,624	4,502
Other real estate owned	1,675	—
Bank-owned life insurance	13,611	13,521
Other assets	7,524	6,352
Total Assets	$1,759,383	$1,674,466
Liabilities and Shareholders' Equity:
Liabilities:
Non-interest bearing deposits	$358,181	$304,425
Interest bearing deposits	1,049,379	1,028,817
Total deposits	1,407,560	1,333,242
Other borrowings	9,849	6,942
FHLB advances	112,220	110,087
Long-term borrowings	32,919	32,884
Accrued interest payable	1,404	912
Other liabilities	11,303	11,804
Total Liabilities	1,575,255	1,495,871
Commitments and contingent liabilities	—	—
Shareholders' Equity:
Common stock:
Common Stock Voting, $0.01 par value, 50,000,000 shares authorized, 10,408,055 and 10,377,981 shares issued and outstanding, respectively	103	103
Common Stock Non-Voting, $0.01 par value, 10,000,000 shares authorized, 1,817,842 and 1,817,842 shares issued and outstanding, respectively	18	18
Additional paid-in capital	161,323	160,861
Accumulated earnings	20,931	17,740
Accumulated other comprehensive income/(loss)	1,753	(127)
Total Shareholders' Equity	184,128	178,595
Total Liabilities and Shareholders' Equity	$1,759,383	$1,674,466

See accompanying notes to unaudited consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Income
(unaudited)

	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(in thousands)
Interest and dividend income:
Interest and fees on loans	$16,391	$13,440
Interest and dividends on investments:
Taxable	992	716
Tax-exempt	21	19
Dividends on other equity securities	72	61
Interest on Federal funds sold and other short-term investments	68	74
Total interest and dividend income	17,544	14,310
Interest expense:
Interest on deposits	1,995	1,451
Interest on borrowings	996	553
Total interest expense	2,991	2,004
Net interest income	14,553	12,306
Provision for loan losses	625	700
Net interest income after provision for loan losses	13,928	11,606
Non-interest income:
Service charges on deposit accounts	79	109
Earnings on bank-owned life insurance	90	95
Gain on sale of loans, net	2,742	69
Mortgage banking activities	1,199	—
Wealth management income	428	—
Gain on sale of available-for-sale investment securities, net	75	15
Other operating income	168	269
Total non-interest income	4,781	557
Non-interest expense:
Compensation and employee benefits	7,804	4,133
Premises and equipment	1,817	1,483
Data processing	1,005	823
Professional fees	319	338
Mortgage loan processing expenses	195	—
Other operating expenses	1,361	1,068
Total non-interest expense	12,501	7,845
Income before provision for income taxes	6,208	4,318
Provision for income taxes	2,284	1,528
Net income	3,924	2,790
Preferred stock dividends	—	(28)
Net income available to common shareholders	$3,924	$2,762

Earnings per common share:
Basic earnings per common share	$0.32	$0.29
Diluted earnings per common share	$0.32	$0.28

See accompanying notes to unaudited consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(in thousands)
Net income	$3,924	$2,790
Other comprehensive income (loss):
Unrealized gain/(loss) on hedge:
Unrealized holding gain/(loss)	—	—
Reclassification adjustment for realized (gains)/losses	(66)	—
Tax effect	—	—
Unrealized (gain)/loss on hedge, net of tax	(66)	—
Unrealized gain/(loss) on securities available for sale:
Unrealized holding gain/(loss) arising during the period	3,197	1,291
Reclassification adjustment for realized (gains)/losses	(75)	(15)
Tax effect	(1,176)	(457)
Unrealized gain/(loss) on securities available for sale, net of tax	1,946	819
Total other comprehensive income (loss)	1,880	819
Comprehensive income	$5,804	$3,609

 See accompanying notes to unaudited consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(unaudited)

	For the Three Months Ended
	March 31, 2016		March 31, 2015
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Preferred stock:
Balance, beginning of period	—	$—	13,347	$67
Redemption of preferred stock	—	—	(4,449)	(23)
Balance, end of period	—	—	8,898	44
Additional paid-in capital - preferred:
Balance, beginning of period		—		13,280
Redemption of preferred stock		—		(4,426)
Balance, end of period		—		8,854
Common stock:
Balance, beginning of period	12,195,823	121	9,565,637	95
Exercise of stock options	30,524	—	20,829	—
Forfeiture of restricted stock award	(450)	—	—	—
Balance, end of period	12,225,897	121	9,586,466	95
Additional paid-in capital - common:
Balance, beginning of period		160,861		112,887
Exercise of stock options		328		164
Stock compensation expense		134		58
Balance, end of period		161,323		113,109
Accumulated earnings:
Balance, beginning of period		17,740		7,775
Net income		3,924		2,790
Preferred stock dividends		—		(28)
Cash dividends declared		(733)		(479)
Balance, end of period		20,931		10,058
Accumulated other comprehensive income/(loss):
Balance, beginning of period		(127)		434
Other comprehensive (loss) income		1,880		819
Balance, end of period		1,753		1,253
Total shareholders' equity		$184,128		$133,413

See accompanying notes to unaudited consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(in thousands)
Cash flows from operating activities:
Net income	$3,924	$2,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	459	329
Amortization of deferred loan origination fees and costs	(295)	(209)
Net amortization of purchase accounting marks	(194)	(319)
Gain on sale of investment securities available-for-sale	(75)	(15)
Provision for loan losses	625	700
Earnings on bank-owned life insurance	(90)	(95)
Net amortization on investment securities available-for-sale	247	251
Stock based compensation	134	58
Gain on sale of loans	(2,742)	(69)
Originations of loans held-for-sale	(122,636)	(5,756)
Proceeds from sales of loans held-for-sale	124,433	4,353
Net change in:
Accrued interest receivable	(122)	96
Other assets	(1,274)	1,433
Accrued interest payable	492	47
Other liabilities	(493)	(1,856)
Net cash provided by operating activities	2,393	1,738
Cash flows from investing activities:
Purchase of investment securities available-for-sale	(59,947)	(28,801)
Proceeds from repayment of investment securities available-for-sale	8,189	7,046
Proceeds from sale of investment securities available-for-sale	17,687	12,335
Net increase in loans held-for-investment	(39,763)	(21,509)
Net increase in FHLB stock	(404)	(170)
Purchases of premises and equipment, net	(848)	(206)
Net cash used in investing activities	(75,086)	(31,305)
Cash flows from financing activities:
Net increase in deposits	74,298	94,773
Proceeds from FHLB advances	23,000	7,500
Repayments of FHLB advances	(20,745)	(243)
Net (decrease)/increase in other borrowings	2,907	1,916
Proceeds from exercise of stock options	328	164
Redemption of preferred stock	—	(4,449)
Cash dividends paid	(731)	(409)
Preferred stock dividends paid	—	(28)
Net cash provided by (used in) financing activities	79,057	99,224
Net increase in cash and cash equivalents	6,364	69,657
Cash and cash equivalents at beginning of period	62,753	62,306
Cash and cash equivalents at end of period	$69,117	$131,963

See accompanying notes to unaudited consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Notes to the Unaudited Consolidated Financial Statements
In this report, WashingtonFirst Bankshares Inc., is sometimes referred to as “WashingtonFirst,” the “Company,” “we,” “our,” or “us” and these references include WashingtonFirst’s subsidiaries, WashingtonFirst Bank, 1st Portfolio, Inc., and WashingtonFirst Mortgage a wholly-owned subsidiary of WashingtonFirst Bank), unless the context requires otherwise.

1. ORGANIZATION
The Company is organized under the laws of the Commonwealth of Virginia as a bank holding company. The Company headquartered in Reston, Virginia, is the parent company of the Bank, which operates 19 full-service banking offices throughout the Washington, D.C. metropolitan area. In addition, WashingtonFirst provides wealth management services through its subsidiary, 1st Portfolio, Inc., located in Fairfax, Virginia and mortgage banking services through the Bank’s wholly owned subsidiary, WashingtonFirst Mortgage which operates in two locations: Fairfax, Virginia and Rockville, Maryland.
On May 13, 2015, WashingtonFirst entered into an Agreement and Plan of Reorganization providing for the Company’s acquisition of 1st Portfolio Holding Corporation with and into the Company (“1st Portfolio Acquisition”). The 1st Portfolio Acquisition closed on July 31, 2015. 1st Portfolio Holding’s wholly owned subsidiary, 1st Portfolio, Inc., became a wholly owned subsidiary of WashingtonFirst and wholly owned subsidiary 1st Portfolio Lending Corporation (now WashingtonFirst Mortgage) became a wholly owned subsidiary of WashingtonFirst Bank. For more information regarding the 1st Portfolio Acquisition, see Note 3 – Acquisition Activities.

2. SIGNIFICANT ACCOUNTING POLICIES
The accounting and reporting policies of WashingtonFirst conform to accounting principles generally accepted in the United States of America (“GAAP”). The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities (including, but not limited to, the allowance for loan losses, provision for loan losses, other-than-temporary impairment of investment securities and fair value measurements) as of the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The following are the significant accounting policies that WashingtonFirst follows in preparing and presenting its consolidated financial statements:

(a)	Basis of Presentation
The accompanying consolidated financial statements include the accounts of WashingtonFirst Bankshares Inc., and its wholly-owned subsidiaries WashingtonFirst Bank, 1st Portfolio Wealth Advisors and WashingtonFirst Mortgage (a wholly-owned subsidiary of WashingtonFirst Bank). All significant inter-company accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to predominant practices within the banking industry. These statements should be read in conjunction with the audited financial statements and related notes included in the Company’s annual report on form 10-K for the year ended December 31, 2015 as filed with the SEC on March 15, 2016.

(b)	Use of Estimates
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

(c)	Cash and Cash Equivalents and Statements of Cash Flows
For purposes of the statements of cash flows, cash and cash equivalents consists of cash and due from banks, interest bearing balances and federal funds sold. The Bank maintains deposits with other commercial banks in amounts that may exceed federal deposit insurance coverage. Management regularly evaluates the credit risk associated with these transactions and believes that the Bank is not exposed to any significant credit risks on cash and cash equivalents. The Bank is required to maintain certain average reserve balances with the Federal Reserve Bank of Richmond. Those balances include usable vault cash and amounts on deposit with the Federal Reserve Bank of Richmond. The Bank had no compensating balance requirements or required cash reserves with correspondent banks as of March 31, 2016 and December 31, 2015. The Bank maintains interest bearing balances at other banks to help ensure sufficient liquidity and provide additional return compared to overnight Federal Funds.

Table 2: Certain Cash and Non-Cash Transactions
	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(in thousands)
Cash paid during the period for:
Interest paid	$2,499	$1,957
Income taxes paid	1,072	50
Non-cash activity:
Loans converted into other real estate owned	1,675	90
Reclassifications from goodwill to other liabilities	(11)	—

(d)	Loans Held for Sale
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

(e)	Loans Held for Investment
The Bank makes several types of loans to its customers including real estate loans (which vary in type between construction and development, commercial, and residential), commercial and industrial loans, and consumer loans. The Bank’s primary market is located in the greater Washington, D.C. metropolitan area. The loan portfolio is diversified and generally is collateralized by assets of the borrowers. The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers. The ability of the Bank’s debtors to honor their loan contracts is dependent upon the real estate and general economic conditions in the Bank’s market area. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances less the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Consumer loans and other loans typically are charged off no later than 180 days past due. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on non-accrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
(f) Allowance for Loan Losses
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
(g) Premises and Equipment
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
(h) Leases
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
(i) Income Taxes
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
The Company and its subsidiaries are subject to U.S. federal income tax, the District of Columbia income tax, the State of Maryland income tax and the State of Virginia franchise tax, in lieu of income tax. The Company is no longer subject to examination by Federal or State taxing authorities for the years before 2012. As of March 31, 2016 and December 31, 2015 the Company did not have any unrecognized tax benefits. The Company does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other non-interest expense. As of March 31, 2016 and December 31, 2015, the Company does not have any amounts accrued for interest and/or penalties.
(j) Valuation of Long-Lived Assets
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
(k) Transfer of Financial Assets
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
(l) Derivative Financial Instruments
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
(m) Purchased Credit Impaired Loans
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
(n) Reclassifications
Certain reclassifications of prior year information were made to conform to the March 31, 2016 presentation. These reclassifications had no material impact of the Company’s financial position or results of operations.
(o) Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases. From the lessee's perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessees. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results.
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
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall. The guidance in this ASU among other things, (1) requires equity investments with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (3) eliminates the requirement for public businesses entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (4) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) requires an entity to present separately in other comprehensive income the portion of the change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (7) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The guidance in this ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect the adoption of this ASU to have a significant impact on its financial condition or results of operations.
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

FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This update requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts. Further, the update requires the amortization of debt issuance costs to be reported as interest expense. Similarly, debt issuance costs and any discount or premium are considered in the aggregate when determining the effective interest rate on the debt. The new guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The new guidance must be applied retrospectively. The impact of adoption of this ASU by the Company was not material.
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

Table 3.1: Goodwill on 1st Portfolio Acquisition
Amount
(in thousands)
Consideration paid:
Common shares issued (916,410 shares)	$15,625
Cash paid to shareholders in lieu of fractional shares	1
Fair value of options	149
15,775
Assets acquired:
Cash and cash equivalents	5,732
Loans held for sale	32,912
Premises and equipment	1,164
Customer list intangible	1,447
Other assets	1,371
Total assets	42,626
Liabilities assumed:
Borrowings	27,759
Other liabilities	4,272
Total liabilities	32,031
Net assets acquired	10,595
Goodwill	$5,180
For income tax purposes, the acquired assets and assumed liabilities are recorded at their carry-over basis with no resulting goodwill. Goodwill at the time of closing of the 1st Portfolio acquisition was allocated between the Mortgage Company and the Wealth Advisor at $3.6 million and $1.6 million respectively. The full amount of the customer list intangible was allocated to the Wealth Advisor, and is being amortized over 15 years.
The following table presents unaudited pro forma information as if the acquisition had occurred at the beginning of the periods ended March 31, 2016 and March 31, 2015, and includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, depreciations expense on property acquired, and the related income tax effects. The pro forma financial information is not necessarily indicative of results of operations that would have occurred had the transactions been effected on the assumed dates.

Table 3.2: Proforma Income Statement (Unaudited)
	For the three months ended March 31,
	2016	2015
	(in thousands)
Net Interest Income	$14,553	$12,623
Non-Interest income	4,781	5,239
Non-Interest Expense	12,501	11,572
Net Income (Loss) - Common	3,924	3,531

EPS - basic	$0.32	$0.34
EPS - diluted	0.32	0.33

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

4. CASH AND CASH EQUIVALENTS
Regulation D of the FRA requires that banks maintain reserve balances with the FRB based principally on the type and amount of their deposits. During 2016 and 2015, the Bank maintained balances at the Federal Reserve Bank of Richmond (in addition to vault cash) to meet the reserve requirements as well as balances to partially compensate for services provided by the FRB of Richmond. The Bank has an interest bearing account with the FHLB and maintains eight non-interest bearing accounts with domestic correspondents.
In addition, the Bank has short term investments in the form of certificates of deposits with banks insured by the FDIC, classified as interest bearing balances, as of March 31, 2016. All balances are fully insured up to the applicable limits by the FDIC.

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

As of March 31, 2016, and December 31, 2015, all investments were classified as available-for-sale.

Table 5.1: Available-for-Sale Investment Securities Summary
	As of March 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasuries	$8,128	$159	$—	$8,287
U.S. Government agencies	89,664	1,402	(1)	91,065
Mortgage-backed securities	82,146	415	(180)	82,381
Collateralized mortgage obligations	60,325	384	(77)	60,632
Taxable state and municipal securities	10,291	545	—	10,836
Tax-exempt state and municipal securities	3,758	128	(2)	3,884
Total available-for-sale investment securities	$254,312	$3,033	$(260)	$257,085

	As of December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasuries	$9,636	$15	$(33)	$9,618
U.S. Government agencies	96,177	229	(390)	96,016
Mortgage-backed securities	59,125	161	(410)	58,876
Collateralized mortgage obligations	40,787	85	(474)	40,398
Taxable state and municipal securities	10,405	448	—	10,853
Tax-exempt state and municipal securities	4,282	81	(11)	4,352
Total available-for-sale investment securities	$220,412	$1,019	$(1,318)	$220,113

The estimated fair value of securities pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes amounted to $106.8 million and $104.5 million as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016 and December 31, 2015 there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.
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
WashingtonFirst did not recognize in earnings any other-than-temporary impairment losses on available-for-sale investment securities during the three months ended March 31, 2016 and March 31, 2015. During the three months ended March 31, 2016, WashingtonFirst received proceeds of $17.7 million from the sale of securities from its available-for-sale investment portfolio resulting in gross realized gains of $101.0 thousand and gross realized losses of $26.0 thousand, compared to proceeds of $12.3 million resulting in gross realized gains of $156.0 thousand and gross realized losses of $141.0 thousand during the three months ended March 31, 2015.

Table 5.2: Gross Unrealized Loss and Fair Value of Available-for-Sale Securities
	As of March 31, 2016
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
U.S. Treasuries	$—	$—	$—	$—
U.S. Government agencies	999	(1)	—	—
Mortgage-backed securities	26,425	(158)	2,593	(22)
Collateralized mortgage obligations	12,475	(12)	7,983	(65)
Tax-exempt state and municipal securities	532	(2)	—	—
Total	$40,431	$(173)	$10,576	$(87)

	As of December 31, 2015
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
U.S. Treasuries	$5,101	$(33)	$—	$—
U.S. Government agencies	59,175	(382)	996	(8)
Mortgage-backed securities	36,769	(322)	2,612	(88)
Collateralized mortgage obligations	19,320	(225)	10,034	(249)
Tax-exempt state and municipal securities	1,245	(9)	519	(2)
Total	$121,610	$(971)	$14,161	$(347)

As of March 31, 2016, there were $10.6 million, or seven positions, of individual securities that had been in a continuous loss position for more than 12 months with a total unrealized loss of $87.0 thousand. As of December 31, 2015, $14.2 million, or eleven positions, of individual securities that had been in a continuous loss position for more than 12 months with a total unrealized loss of $347.0 thousand. The Company has determined that these securities are temporarily impaired at March 31, 2016 for the following reasons:
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
Tax-exempt state and municipal securities. The unrealized losses in the category were generally the result of changes in market interest rates and interest spread relationships since original purchases. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. The Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis, which may be at maturity, therefore the Company does not consider these investments to be other than temporarily impaired.

The temporary unrealized losses presented above are attributable to interest rate fluctuations. As of March 31, 2016, all U.S. Treasuries and U.S. Government Agencies are rated AA+ or higher, and any fluctuations in their fair value are caused by changes in interest rates and are not considered credit related as the contractual cash flows of these investments are either explicitly or implicitly backed by the full faith and credit of the U.S. Government. Unrealized losses that are related to the prevailing interest rate environment will decline over time and recover as these securities approach maturity. As of March 31, 2016, the fair market value of U.S. Treasuries and U.S. Government Agencies was $8.3 million and $91.1 million, respectively. The mortgage-backed securities portfolio at March 31, 2016, is composed of GNMA, FNMA or FHLMC mortgage-backed securities reported at fair value of $82.4 million and GNMA collateralized mortgage obligations reported at fair value of $60.6 million. Any associated unrealized losses are caused by changes in interest rates and are not considered credit related as the contractual cash flows of these investments are either explicitly or implicitly backed by the full faith and credit of the U.S. Government. As of March 31, 2016, the fair value of the taxable state and municipal securities portfolio totaled $10.8 million, while the tax-exempt state and municipal securities portfolio totaled $3.9 million. As of March 31, 2016, all tax-exempt state and municipal securities are rated A or higher, and any fluctuations in their fair value are caused by changes in interest rates.
The amortized cost and fair value of investments by remaining contractual maturity for available-for-sale investment securities as of March 31, 2016, are set forth below. Mortgage-backed securities and collateralized mortgage obligations are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

Table 5.3: Amortized Cost and Fair Value by Contractual Maturity of Available-For-Sale Securities
	As of March 31, 2016
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$1,509	$1,525
Due after one year through five years	98,948	100,751
Due after five years through ten years	30,269	30,842
Due after ten years	123,586	123,967
Total	$254,312	$257,085

6. LOANS HELD FOR INVESTMENT

Table 6.1: Composition of Loans Held for Investment by Loan Class
	March 31, 2016	December 31, 2015
	(in thousands)
Construction and development	$259,804	$249,433
Commercial real estate	671,288	657,110
Residential real estate	246,538	241,395
Real estate loans	1,177,630	1,147,938
Commercial and industrial	162,311	153,860
Consumer	6,116	6,285
Total loans	1,346,057	1,308,083
Less: allowance for loan losses	12,329	12,289
Net loans	$1,333,728	$1,295,794

As of March 31, 2016, $682.6 million of loans were pledged as collateral for FHLB advances, compared to $636.2 million as of December 31, 2015. Loans pledged include qualifying home equity lines of credit, commercial real estate loans, multifamily real estate loans, and residential real estate secured loans.
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

Table 6.2: Loans Held for Investment Aging Analysis by Loan Class
	As of March 31, 2016
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due (and accruing)	Non- Accrual	Total Past Due	Total Loans
	(in thousands)
Construction and development	$259,712	$—	$—	$—	$92	$92	$259,804
Commercial real estate	664,178	3,894	—	—	3,216	7,110	671,288
Residential real estate	243,776	776	67	—	1,919	2,762	246,538
Commercial and industrial	157,022	1,114	612	—	3,563	5,289	162,311
Consumer	5,763	353	—	—	—	353	6,116
Balance at end of period	$1,330,451	$6,137	$679	$—	$8,790	$15,606	$1,346,057

	As of December 31, 2015
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due (and accruing)	Non- Accrual	Total Past Due	Total Loans
	(in thousands)
Construction and development	$249,312	$—	$—	$—	$121	$121	$249,433
Commercial real estate	649,185	2,466	—	—	5,459	7,925	657,110
Residential real estate	238,831	1,044	—	—	1,520	2,564	241,395
Commercial and industrial	149,703	411	617	28	3,101	4,157	153,860
Consumer	6,284	1	—	—	—	1	6,285
Balance at end of period	$1,293,315	$3,922	$617	$28	$10,201	$14,768	$1,308,083
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

Table 6.3: Risk Categories of Loans Held for Investment by Loan Class
	As of March 31, 2016
Internal risk rating grades	Pass	Pass Watch	Special Mention	Substandard	Total
Risk rating number	1 to 5	6	7	8
	(in thousands)
Construction and development	$258,427	$1,285	$—	$92	$259,804
Commercial real estate	654,943	8,906	2,543	4,896	671,288
Residential real estate	237,808	6,008	1,207	1,515	246,538
Commercial and industrial	152,846	4,528	1,230	3,707	162,311
Consumer	5,744	372	—	—	6,116
Balance at end of period	$1,309,768	$21,099	$4,980	$10,210	$1,346,057

	As of December 31, 2015
Internal risk rating grades	Pass	Pass Watch	Special Mention	Substandard	Total
Risk rating number	1 to 5	6	7	8
	(in thousands)
Construction and development	$248,011	$1,301	$—	$121	$249,433
Commercial real estate	638,431	5,950	5,570	7,159	657,110
Residential real estate	234,957	4,447	783	1,208	241,395
Commercial and industrial	144,421	3,732	1,170	4,537	153,860
Consumer	5,905	380	—	—	6,285
Balance at end of period	$1,271,725	$15,810	$7,523	$13,025	$1,308,083

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

Table 6.4: Non-Accrual Loans by Loan Class
	March 31, 2016	December 31, 2015
	(in thousands)
Construction and development	$92	$121
Commercial real estate	3,216	5,459
Residential real estate	1,919	1,520
Commercial and industrial	3,563	3,101
Total non-accrual loans	$8,790	$10,201

A modification to the contractual terms of a loan that results in granting a concession to a borrower experiencing financial difficulties is considered a TDR. When the Company has granted a concession, as a result of the restructuring, it does not expect to collect all amounts due in a timely manner, including interest accrued at the original contract rate. In making its determination of whether a borrower is experiencing financial difficulties, the Company considers several factors, including whether: (1) the borrower has declared or is in the process of declaring bankruptcy; (2) there is substantial doubt as to whether the borrower will continue to be a going concern; and (3) the borrower can obtain funds from other sources at an effective interest rate at or near a current market interest rate for debt with similar risk characteristics. The Company evaluates TDRs similarly to other impaired loans for purposes of the allowance for loan losses. In some situations a borrower may be experiencing financial distress, but the Company does not provide a concession. These modifications are not considered TDRs. In other cases, the Company might provide a concession, such as a reduction in interest rate, but the borrower is not experiencing financial distress. This could be the case if the Company is matching a competitor’s interest rate. These modifications would also not be considered TDRs. Finally, any renewals at existing terms for borrowers not experiencing financial distress would not be considered TDRs.

Table 6.5: Changes in Troubled Debt Restructurings
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Balance as of January 1, 2016	$29	$2,029	$1,967	$1,949	$353	$6,327
New TDRs	—	—	1,788	—	—	1,788
Increases to existing TDRs	—	—	3	—	—	3
Charge-offs post modification	(29)	(544)	(11)	—	—	(584)
Sales, principal payments, or other decreases	—	(1,485)	(877)	(647)	—	(3,009)
Balance as of March 31, 2016	$—	$—	$2,870	$1,302	$353	$4,525

	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Balance as of January 1, 2015	$241	$4,619	$1,796	$354	$—	$7,010
New TDRs	—	—	44	676	—	720
Increases to existing TDRs	—	—	1	—	—	1
Charge-offs post modification	—	(128)	—	—	—	(128)
Sales, principal payments, or other decreases	(4)	(2,456)	(8)	(2)	—	(2,470)
Balance as of March 31, 2015	$237	$2,035	$1,833	$1,028	$—	$5,133

Table 6.6: New Troubled Debt Restructurings Details
	For the Three Months Ended
	March 31, 2016			March 31, 2015
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	(dollars in thousands)
Construction and development	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	—	—	—
Residential real estate	1	1,788	1,788	1	44	44
Commercial and industrial	—	—	—	3	840	676
Consumer	—	—	—	—	—	—
Total loans	1	$1,788	$1,788	4	$884	$720

TDRs are reported as impaired loans in the calendar year of their restructuring and are evaluated to determine whether they should be placed on non-accrual status. In subsequent years, a TDR may be returned to accrual status if the borrower satisfies a minimum six-month performance requirement; however, it will remain classified as impaired.

Table 6.7: Troubled Debt Restructuring in Default in Past Twelve Months
	As of March 31,
	2016			2015
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	(dollars in thousands)
Construction and development	—	$—	$—	1	$392	$236
Commercial real estate	—	—	—	2	2,071	2,035
Residential real estate	2	381	380	—	—	—
Commercial and industrial	4	1,161	996	3	840	675
Consumer	—	—	—	—	—	—
Total loans	6	$1,542	$1,376	6	$3,303	$2,946

The following is an analysis of new loans modified in a troubled debt restructuring by type of concession for the three months ended March 31, 2016 and 2015. There were no modifications that involved forgiveness of debt.

Table 6.8: Troubled Debt Restructuring by Type of Concession
	As of March 31,
	2016		2015
	Number of Loans	Post-Modification Outstanding Recorded Balance	Number of Loans	Post-Modification Outstanding Recorded Balance
	(dollars in thousands)
Extended under forbearance	1	$1,788	—	$—
Interest rate modification	—	—	1	676
Maturity or payment extension	—	—	3	44
Total loans	1	$1,788	4	$720

The outstanding balances in Table 6.1 include acquired impaired loans with a recorded investment of $2.8 million or 0.2% of total loans as of March 31, 2016, compared to $3.5 million or 0.3% of total loans as of December 31, 2015. The contractual principal in these acquired loans was $3.0 million as of March 31, 2016 compared to $3.8 million as of December 31, 2015. For these loans, the allowance for loan losses was decreased by $190.3 thousand during the three months ended March 31, 2016 and was increased by $79.1 thousand during the three months ended March 31, 2015. The balances do not include future accretable net interest on the acquired impaired loans.

Table 6.9: Accretable Yield of Purchased Credit Impaired Loans
	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(in thousands)
Accretable yield at beginning of period	$1,208	$1,484
Accretion (including cash recoveries)	(84)	(89)
Net reclassifications to accretable from non-accretable	39	20
Disposals (including maturities, foreclosures, and charge-offs)	(153)	—
Accretable yield at end of period	$1,010	$1,415

Table 6.10: Non-Performing Assets
	March 31, 2016	December 31, 2015
	(in thousands)
Non-accrual loans	$8,790	$10,201
90+ days still accruing	—	28
Troubled debt restructurings still accruing	3,594	4,269
Other real estate owned	1,675	—
Total non-performing assets	$14,059	$14,498

As of March 31, 2016 and December 31, 2015, there were no loans and one loan, respectively, past due more than 90 days that were still accruing. If interest had been earned on the non-accrual loans, interest income on these loans would have been approximately $154.3 thousand and $101.9 thousand for the three months ended March 31, 2016 and 2015, respectively. The Company has no remaining commitment to fund non-performing loans.

7. ALLOWANCE FOR LOAN LOSSES

Table 7.1: Changes in Allowance for Loan Losses by Loan Class
	March 31, 2016
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Balance as of December 31, 2015	$2,321	$6,125	$1,532	$2,172	$139	$12,289
Provision for loan losses	121	641	(85)	(52)	—	625
Charge-offs	(31)	(543)	(8)	(38)	(1)	(621)
Recoveries	2	—	25	8	1	36
Balance as of March 31, 2016	$2,413	$6,223	$1,464	$2,090	$139	$12,329

	March 31, 2015
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Balance as of December 31, 2014	$1,028	$5,674	$920	$1,612	$23	$9,257
Provision for/(release of) loan losses	433	39	350	(124)	2	700
Charge-offs	—	(128)	(25)	—	—	(153)
Recoveries	—	—	41	9	1	51
Balance as of March 31, 2015	$1,461	$5,585	$1,286	$1,497	$26	$9,855

Table 7.2: Loans Held for Investment and Related Allowance for Loan Losses by Impairment Method and Loan Class
	As of March 31, 2016
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Ending Balance:
Evaluated collectively for impairment	$259,712	$665,530	$241,561	$157,565	$5,763	$1,330,131
Evaluated individually for impairment	92	3,216	4,788	3,934	353	12,383
Evaluated individually for impairment but not deemed to be impaired	—	2,542	189	812	—	3,543
	$259,804	$671,288	$246,538	$162,311	$6,116	$1,346,057

Allowance for Losses:
Evaluated collectively for impairment	$2,412	$5,276	$1,262	$845	$21	$9,816
Evaluated individually for impairment	1	789	163	1,196	118	2,267
Evaluated individually for impairment but not deemed to be impaired	—	158	39	49	—	246
	$2,413	$6,223	$1,464	$2,090	$139	$12,329

	As of December 31, 2015
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
Ending Balance:
Evaluated collectively for impairment	$249,312	$643,617	$235,885	$145,217	$5,932	$1,279,963
Evaluated individually for impairment	121	5,458	3,488	5,050	353	14,470
Evaluated individually for impairment but not deemed to be impaired	—	8,035	2,022	3,593	—	13,650
	$249,433	$657,110	$241,395	$153,860	$6,285	$1,308,083

Allowance for Losses:
Evaluated collectively for impairment	$2,291	$4,990	$1,181	$787	$20	$9,269
Evaluated individually for impairment	30	972	170	1,209	119	2,500
Evaluated individually for impairment but not deemed to be impaired	—	163	181	176	—	520
	$2,321	$6,125	$1,532	$2,172	$139	$12,289

Table 7.3: Specific Allocation for Impaired Loans by Loan Class
	March 31, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
	(in thousands)
With no related allowance:
Construction and development	$—	$—	$—	$—	$—	$—
Commercial real estate	127	87	—	317	278	—
Residential real estate	4,060	3,940	—	2,397	2,297	—
Commercial and industrial	990	671	—	407	313	—
Consumer	—	—	—	—	—	—
Total with no related allowance	5,177	4,698	—	3,121	2,888	—
With an allowance recorded:
Construction and development	107	92	1	291	121	30
Commercial real estate	3,241	3,129	789	5,313	5,180	972
Residential real estate	859	848	163	1,205	1,191	170
Commercial and industrial	3,304	3,263	1,196	5,146	4,737	1,209
Consumer	353	353	118	353	353	119
Total with an allowance recorded	7,864	7,685	2,267	12,308	11,582	2,500
Total impaired loans	$13,041	$12,383	$2,267	$15,429	$14,470	$2,500

Table 7.4: Average Impaired Loan Balance by Loan Class
	For the Three Months Ended
	March 31, 2016		March 31, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With no related allowance:
Construction and development	$30	$—	$—	$—
Commercial real estate	2,307	—	5,607	92
Residential real estate	4,497	31	1,824	14
Commercial and industrial	1,238	1	785	1
Consumer	—	—	257	—
Total with no related allowance	8,072	32	8,473	107
With an allowance recorded:
Construction and development	92	—	239	—
Commercial real estate	3,141	—	12,733	127
Residential real estate	927	12	1,998	18
Commercial and industrial	4,054	17	4,429	57
Consumer	353	7	7	—
Total with an allowance recorded	8,567	36	19,406	202
Total average impaired loans	$16,639	$68	$27,879	$309

8. OTHER REAL ESTATE OWNED
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

Table 8.1: Changes in OREO
	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(in thousands)
Balance at beginning of period	$—	$361
Properties acquired at foreclosure	1,675	90
Balance at end of period	$1,675	$451

Table 8.2: OREO Expenses
	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(in thousands)
Write-downs	$—	$—
Operating expenses, net of rental income	3	5
Total OREO expense	$3	$5

As of March 31, 2016, the Company had approximately $154.0 thousand in loans in the process of foreclosure.

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
Core deposit intangibles arise when an acquired bank or branch has a stable deposit base comprised of funds associated with long-term customer relationships. The intangible asset value derives from customer relationships that provide a low-cost source of funding. The Bank’s core deposit intangibles arising from acquisitions are amortized over a five year period for non-interest bearing deposits and interest-bearing NOW accounts. Conversely, core deposit intangibles arising from savings accounts are being amortized over an eight year period. As a part of the 1st Portfolio Acquisition that closed on July 31, 2015, the Company recognized $5.2 million of goodwill and a client list intangible asset of $1.4 million. The client list is being amortized over a 15 year term beginning in August 2015. See Note 3 for further details on the 1st Portfolio Acquisition. The Company performs annual impairment tests on goodwill in the fourth quarter of each year using the fair value approach. There was no impairment of goodwill during the periods ended March 31, 2016 and March 31, 2015.

Table 9: Goodwill and Identifiable Intangibles
	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(in thousands)
Goodwill:
Balance, beginning of period	$11,431	$6,240
Goodwill additions/(reductions)	(11)	—
Balance, end of period	$11,420	$6,240

Identifiable intangibles:
Core deposit intangible balance, beginning of period	$481	$654
Addition of core deposit intangibles	—	—
Amortization of core deposit intangibles	(43)	(43)
Core deposit intangible balance, net, end of period	$438	$611

Client list intangible balance, beginning of period	$1,407	$—
Addition of client list intangibles	—	—
Amortization of client list intangibles	(25)	—
Client list intangible balance, net, end of period	$1,382	$—
Total intangibles, net	$13,240	$6,851

10. DEPOSITS

Table 10.1: Composition of Deposits
	March 31, 2016	December 31, 2015
	(in thousands)
Demand deposit accounts	$358,181	$304,425
NOW accounts	121,099	115,459
Money market accounts	269,057	309,940
Savings accounts	188,003	163,289
Time deposits under $100,000	79,733	81,771
Time deposits $100,000 through $250,000	275,494	242,683
Time deposits over $250,000	115,993	115,675
Total deposits	$1,407,560	$1,333,242

Time deposits include CDARS balances and brokered deposits. The CDARS deposits are customer deposits that are placed in the CDARS network to maximize the FDIC insurance coverage. CDARS balances were $40.9 million and $44.3 million as of March 31, 2016 and December 31, 2015, respectively. The Bank did not have any brokered deposits as of March 31, 2016 or December 31, 2015. As of March 31, 2016 and December 31, 2015 , approximately $676.2 million and $644.3 million, respectively, in deposits were in excess of FDIC insurance limits.

Table 10.2: Scheduled Maturities of Time Deposits
	March 31, 2016	December 31, 2015
	(in thousands)
Within 1 Year	$300,864	$295,442
1 - 2 years	94,746	75,869
2 - 3 years	40,607	32,651
3 - 4 years	18,668	21,446
4 - 5 years	16,081	14,472
5+ years	254	249
Total	$471,220	$440,129

11. OTHER BORROWINGS
Other borrowings consist of $9.8 million and $6.9 million of customer repurchase agreements as of March 31, 2016 and December 31, 2015, respectively. Customer repurchase agreements are overnight and continuous standard commercial banking transactions that involve a Bank customer instead of a wholesale bank or broker. The average rate of these repurchase agreements was 0.05% as of both March 31, 2016 and December 31, 2015. As of March 31, 2016, these repurchase agreements were backed by $4.5 million of collateralized mortgage obligations and $5.3 million of mortgage-backed securities, compared to $3.8 million and $3.1 million, respectively, as of December 31, 2015. In addition, the Bank maintains $108.5 million in unsecured lines of credit with a variety of correspondent banks. As of March 31, 2016, there were no outstanding balances on these lines of credit. The Company also maintains a $5.0 million unsecured line of credit with a correspondent bank.

12. FEDERAL HOME LOAN BANK ADVANCES
As a member of the FHLB, the Bank has access to numerous borrowing programs with total credit availability established at 25% of total quarter-end assets. FHLB advances are fully collateralized by pledges of certain qualifying real estate secured loans (see Note 4 - Cash and Cash Equivalents). The Bank also maintains a secured line of credit with the FHLB of Atlanta up to 25% of total assets or $439.8 million as of March 31, 2016 based on available collateral. As of March 31, 2016, the Bank’s borrowing capacity was $418.4 million of which $109.8 million was outstanding.

Table 12.1: Composition of FHLB Advances
	March 31, 2016	December 31, 2015
	(in thousands)
As of period ended:
FHLB advances	$109,834	$107,579
FHLB purchase accounting mark	2,386	2,508
FHLB total	$112,220	$110,087
Weighted average outstanding effective interest rate	1.64%	1.62%

Table 12.2: FHLB Advances Average Balances
	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(in thousands)
Averages for the period:
FHLB advances	$111,710	$105,517
Average effective interest rate paid during the period	1.61%	1.40%
Maximum month-end balance outstanding	$120,695	$125,926

Table 12.3: Contractual Maturities of FHLB Advances
	March 31, 2016	December 31, 2015
	(in thousands)
Within one year	$23,000	$15,000
1 - 2 years	7,500	7,500
2 - 3 years	7,500	7,500
3 - 4 years	27,753	25,869
4 - 5 years	32,500	15,000
5+ years	11,581	36,710
Total FHLB advances	$109,834	$107,579

13. LONG-TERM BORROWINGS

Table 13: Long-term Borrowings Detail
	March 31, 2016	December 31, 2015
	(in thousands)
Subordinated debt	$25,000	$25,000
Trust preferred capital notes	7,919	7,884
Long-term borrowings	$32,919	$32,884

In October 2015, the Company issued $25.0 million in Subordinated Debt. As part of the use of proceeds, the Company paid off $2.5 million of existing subordinate debt at the Bank. The Subordinated Debt has a maturity of ten years, is due in full on October 15, 2025, and bears interest at 6.00% per annum, payable quarterly. As of December 31, 2015, the entire amount of Subordinated Debt was considered Tier 2 Capital.
Under current regulatory guidelines, the Subordinated Debt may constitute no more than 25% of total Tier 1 Capital. Any amount not eligible to be counted as Tier 1 Capital is considered to be Tier 2 Capital. As of March 31, 2016, the entire amount of Subordinated Debt was considered Tier 1 Capital.
On June 30, 2003, Alliance invested $300.0 thousand as common equity into a wholly-owned Delaware statutory business trust (the “Trust”). Simultaneously, the Trust privately issued $10.0 million face amount of thirty-year floating rate trust preferred capital securities (the “Trust Preferred Capital Notes”) in a pooled trust preferred capital securities offering. The Trust used the offering proceeds, plus the equity, to purchase $10.3 million principal amount of Alliance’s floating rate junior subordinated debentures due 2033 (the “Subordinated Debentures”). Both the Trust Preferred Capital Notes and the Subordinated Debentures are callable at any time, without penalty. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rates as of March 31, 2016 and 2015 was 3.66%. The Trust Preferred Capital Notes are guaranteed by WashingtonFirst on a subordinated basis, and were recorded on WashingtonFirst’s books at the time of the Alliance acquisition at a discounted amount of $7.5 million, which was the fair value of the instruments at the time of the acquisition. The $2.5 million discount is being expensed monthly over the life of the obligation. Under the indenture governing the Trust Preferred Capital Notes, WashingtonFirst has the right to defer payments of interest for up to twenty consecutive quarterly periods.
Under current regulatory guidelines, the Trust Preferred Capital Notes may constitute no more than 25% of total Tier 1 Capital. Any amount not eligible to be counted as Tier 1 Capital is considered to be Tier 2 Capital.

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
In October 2015, the Company redeemed the remaining $8.9 million (8,898 shares) or 50% of the initial $17.8 million outstanding Series D Preferred Stock. These shares were redeemed at their liquidation value of $1,000 per share plus accrued dividends, for a total redemption price of $8.9 million. As of March 31, 2016, there were no shares outstanding of its Series D Preferred Stock.
The Company has warrants outstanding to purchase 60,657 shares of common stock at a share price equal to $10.30. These warrants have been retroactively adjusted to reflect the effect of all stock dividends and expire if not exercised on or before June 15, 2020. The warrants were valued at $300.0 thousand at issuance using the Black-Scholes option pricing model and are being expensed monthly over the life of the debt.
In connection with the 1st Portfolio Acquisition, on July 31, 2015, the Company issued 916,410 shares of the Company’s common stock at a value of $17.05 as merger consideration to former stockholders of 1st Portfolio Holding Corporation. In accordance with the Agreement and Plan of Reorganization by and Among WashingtonFirst Bankshares, Inc., 1st Portfolio Holding Corporation and John Oswald, solely in his capacity as the FP Representative (the “Merger Agreement”), 47,895 of these shares are held in escrow until July 31, 2016 as security for the indemnification obligations of the FP Indemnity Security Holders as more particularly described in the Merger Agreement, and to make any payments to the Company as provided in therein.
The Company commenced paying cash dividends in 2014. In the fourth quarter 2015, the Company increased the quarterly cash dividend to six cents ($0.06) per share, which was paid on January 2 and April 1, 2016. Although the Company expects to declare and pay quarterly cash dividends in the future, any such dividend would be at the discretion of the Board of Directors of the Company and would be subject to various federal and state regulatory limitations.

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
The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Bank has $19.4 million in fixed rate commitments and $265.3 million in variable rate commitments.

Table 15.1: Outstanding Commitments to Extend Credit
	March 31, 2016	December 31, 2015
	(in thousands)
Unused lines of credit as of period ended:
Loans held for sale	$3,436	$3,613
Commercial	99,470	109,143
Commercial real estate	133,156	145,022
Residential real estate	1,569	772
Home equity	44,068	42,036
Personal lines of credit	3,003	2,799
Total outstanding commitments to extend credit	$284,702	$303,385

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
Investment in Affordable Housing Project
The Bank has committed $1.0 million to the VCDC, a non-profit organization that seeks to gather capital from investors to build and operate low income housing programs. The Bank’s commitment is split evenly between two funds: the Housing Equity Fund of Virginia XVII, L.L.C (“Fund XVII”) and the Housing Equity Fund of Virginia XVIII, L.L.C. (“Fund XVIII”). The expected return on these two funds is in the form of tax credits and tax deductions from operating losses. The principal risk associated with such an investment results from potential noncompliance with the conditions in the tax law to qualify for the tax benefits, which could result in recapture of the tax benefits. As of March 31, 2016, the Bank had disbursed $190,000 and $50,500 to Fund XVII and Fund XVIII, respectively, as a result of investor capital calls. The Bank expects to make additional capital investments of $310.0 thousand by the end of 2017 for Fund XVII and additional capital investments of $449.5 thousand by the end of 2018 for Fund XVIII. The Bank accounts for the capital already disbursed in Other Assets on the balance sheet, and records related income using the effective interest method.
Other Contractual Arrangements
The Bank is party to a contract dated October 7, 2010, with Fiserv, for core data processing and item processing services integral to the operations of the Bank. Under the terms of the agreement, the Bank may cancel the agreement subject to a substantial cancellation penalty based on the current monthly billing and remaining term of the contract. The initial term of services provided shall end seven years following the date services are first used. Services were first provided beginning May 16, 2011 and will expire on May 15, 2018. The Bank expects to pay Fiserv approximately $1.3 million over the remaining life of the contract.
Mortgage Banking Interest Rate Locks

During the normal course of business, the Company enters into commitments to originate mortgage loans with end customers whereby the interest rate on the loan is determined prior to funding or closing such a loan in a transaction referred to as an IRLOC. The IRLOC are considered derivatives. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments. The Company commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer of the loan has assumed the interest rate risk on the loan. The correlation between the IRLOC and the best efforts contracts is very high due to their similarity and timing of entering into an IRLOC with the customer and the best efforts delivery commitment entered into with the buyer of the loan.

The market values of the IRLOC are not readily ascertainable with precision because the IRLOC is not an actively traded instrument in a stand-alone market. The Company determines the fair value of the IRLOC by considering the difference between the wholesale and retail mortgage values and the expected premium for service and release fees offset by direct production costs of the underlying loans. In addition, we apply an estimated pull through rate to the valuation which recognizes the likelihood that some loans that have an IRLOC will not ultimately result in a funded mortgage loan.

The Company also originates mortgage loans which are sold to investors on mandatory basis. These loans are hedged via forward sales contracts of MBS. The forward sales contracts of the MBS securities provide a natural hedge against changes in interest rates when mortgage loans are locked with customers. Certain additional risks arise from these forward delivery contracts in that the counterparties to the contract may fail to meet their contractual obligations. The Company does not expect the counterparties to fail to meet their respective obligations. If the Company fails to close loans required under mandatory delivery requirements, the Company could incur additional costs to acquire additional loans to meet the commitment and/or MBS securities to comply with its contractual obligations. These costs could adversely impact the financial performance of the Company. The forward sales contracts of MBS securities are recorded at fair value with the changes in fair value recorded in non-interest income.
Since the derivative instruments are not designated as hedging instruments, the fair value of the derivatives are recorded by the Mortgage Company as a freestanding asset or liability with the change in value being recognized in current net income during the period of change. As of March 31, 2016 and December 31, 2015, the Mortgage Company had open forward contracts with a notional value of $59.0 million and $35.0 million, respectively. The open forward delivery contracts are composed of forward sales of MBS. The fair value of these open forward contracts was a liability of $367.8 thousand and $27.7 thousand as of March 31, 2016 and December 31, 2015, respectively. Certain additional risks arise from these forward delivery contracts in that the counterparties to the contracts may not be able to meet the terms of the contracts. The Company does not expect any counterparty to fail to meet its obligation. Additional risks inherent in mandatory delivery programs include the risk that if the Company does not close the loans subject to interest rate risk lock commitments, they will be obligated to deliver MBS to the counterparty under the forward sales agreement. Should this be required, the Company could incur significant costs in acquiring replacement loans or MBS and such costs could have an adverse effect on mortgage banking operations in future periods.
Interest rate lock commitments totaled $52.2 million (notional amount) as of March 31, 2016. Fair values of these best efforts commitments were $379.1 thousand as of March 31, 2016.

16. RELATED PARTY TRANSACTIONS
The aggregate amount of loans outstanding to employees, officers, directors, and to companies in which the Company’s directors were principal owners, amounted to $23.6 million, or 1.8% of total loans, and $23.7 million, or 1.8% of total loans, as of March 31, 2016 and December 31, 2015, respectively. For the three months ended March 31, 2016, principal advances to related parties totaled $545.0 thousand and principal repayments and other reductions totaled $807.3 thousand.
Total deposit accounts with related parties totaled $28.6 million and $26.7 million as of March 31, 2016 and December 31, 2015, respectively.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, Common Equity Tier 1 and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, in each case as those terms are defined in the regulations. As of March 31, 2016, Management believes the Company satisfied all capital adequacy requirements to which it was subject to and that the Company and Bank were “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios, as set forth in the table below.

Additionally, under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over three years beginning in 2016. We have included the 0.625% increase for 2016 in our minimum capital adequacy ratios in the table below. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5%

on a fully phased-in basis on January 1, 2019. As of March 31, 2016, the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if all such requirements were currently in effect. The capital buffer provisions as of March 31, 2016, are presented in the table below as well.

Table 17: Capital Amounts, Ratios and Regulatory Requirements Summary
	Actual		To Be Well Capitalized Under Prompt Corrective Action Provisions		For Minimum Capital Adequacy Purposes		For Minimum Capital Adequacy Purposes with Capital Buffer (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
As of March 31, 2016:
Total risk-based capital ratio
Consolidated	$213,364	14.74%	n/a	n/a	$115,774	>8.0%	$124,819	>8.625%
Bank	197,783	13.68%	$144,629	>10.0%	115,703	>8.0%	124,742	>8.625%
Tier 1 risk-based capital ratio
Consolidated	176,035	12.16%	n/a	n/a	86,831	>6.0%	95,875	>6.625%
Bank	185,454	12.82%	115,703	>8.0%	86,777	>6.0%	95,816	>6.625%
Common Equity Tier 1 risk-based capital ratio
Consolidated	168,116	11.62%	n/a	n/a	65,123	>4.5%	74,168	>5.125%
Bank	185,454	12.82%	94,009	>6.5%	65,083	>4.5%	74,122	>5.125%
Tier 1 leverage ratio
Consolidated	176,035	10.55%	n/a	n/a	66,763	>4.0%	n/a	n/a
Bank	185,454	11.13%	83,313	>5.0%	66,650	>4.0%	n/a	n/a

As of December 31, 2015:
Total risk-based capital ratio
Consolidated	$209,962	14.86%	n/a	n/a	$113,022	>8.0%	n/a	n/a
Bank	193,214	13.70%	$141,050	>10.0%	112,840	>8.0%	n/a	n/a
Tier 1 risk-based capital ratio
Consolidated	172,673	12.22%	n/a	n/a	84,766	>6.0%	n/a	n/a
Bank	180,925	12.83%	112,840	>8.0%	84,630	>6.0%	n/a	n/a
Common Equity Tier 1 risk-based capital ratio
Consolidated	164,789	11.66%	n/a	n/a	63,575	>4.5%	n/a	n/a
Bank	180,925	12.83%	91,683	>6.5%	63,473	>4.5%	n/a	n/a
Tier 1 leverage ratio
Consolidated	172,673	10.67%	n/a	n/a	64,730	>4.0%	n/a	n/a
Bank	180,925	11.19%	80,808	>5.0%	64,646	>4.0%	n/a	n/a
(1) Capital Buffer is not applicable to Tier 1 leverage ratio or any periods prior to January 1, 2016

18. SHARE BASED COMPENSATION
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
Under ASC 718, the Company recognizes compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides services in exchange for the award. Compensation cost is measured based on the fair value of the equity instrument issued at the date of grant. For the three months ended March 31, 2016, and March 31, 2015, the Company recognized $133.6 thousand and $58.5 thousand in expenses, respectively, related to these awards. The total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan as of both March 31, 2016, and March 31, 2015, was $1.6 million and $0.9 million, respectively, and is expected to be recognized over a weighted average period of 5.3 years and 5.3 years, respectively.

Table 18.1: Stock Options
	For the Three Months Ended March 31,
	2016		2015
	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price
Outstanding, beginning of year	632,036	$12.18	547,694	$10.96
Options granted or exchanged	73,278	21.08	68,028	15.92
Exercised	(30,524)	11.43	(20,829)	9.29
Canceled or forfeited	(2,868)	14.68	(250)	15.92
Outstanding, end of period	671,922	$13.13	594,643	$11.58
Exercisable at end of period	290,069	$13.11	284,351	$11.58

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

Table 18.2: Fair Value Assumptions for Stock Option Awards
	For the Three Months Ended March 31,
	2016	2015
Weighted-average risk-free interest rate	1.46%	2.19%
Expected dividend yield	1.14%	1.26%
Weighted-average expected volatility	52.83%	59.90%
Weighted-average expected life (in years)	6.9	10
Weighted-average fair value of each option granted	$10.07	$9.40

Table 18.3: Stock Options Outstanding
	As of March 31, 2016
	Outstanding		Exercisable
Range of Exercise Prices	Stock Options	Weighted-Average Remaining Contractual Life	Stock Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$8.00 - $9.99	16,777	3.7	16,777	3.7	$8.68
$10.00 - $10.99	294,355	5.8	70,794	3.8	10.55
$11.00 - $11.99	17,958	1.4	17,958	1.4	11.94
$12.00 - $12.99	111,290	1.4	111,290	1.4	12.10
$13.00 - $13.99	46,090	1.1	46,090	1.1	13.82
$14.00 - $14.99	11,110	3.2	5,474	2.9	14.49
$15.00 - $15.99	75,950	8.2	18,464	7.2	15.85
$16.00 - $16.99	9,664	3.2	3,222	2.1	16.56
$17.00 - $22.99	88,728	9.9	—	0	—
	671,922	5.3	290,069	2.5	$12.12

As of March 31, 2016, and March 31, 2015, the intrinsic value of stock options outstanding was $5.8 million and $3.2 million, respectively.

Table 18.4: Non-Vested Restricted Stock
	For the Three Months Ended March 31,
	2016		2015
	Non-vested Restricted Stock	Weighted-Average Grant Date Fair Value	Non-vested Restricted Stock	Weighted-Average Grant Date Fair Value
Outstanding, beginning of year	42,639	$9.36	61,409	$9.59
Granted	—	—	—	—
Canceled	(4)	10.89	(244)	14.31
Vested and issued	—	—	—	—
Outstanding, end of period	42,635	$9.36	61,165	$9.57

19. EARNINGS PER SHARE
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

Table 19: Basic and Dilutive Earnings Per Share
	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(in thousands, except for per share amounts)
Net income	$3,924	$2,790
Less: SBLF dividends	—	(28)
Net income available to common shareholders	$3,924	$2,762

Weighted average number of shares outstanding	12,210,689	9,570,047
Effect of dilutive securities:
Restricted stock, stock options and warrants (1)	234,223	144,212
Diluted weighted average number of shares outstanding	12,444,912	9,714,259

Basic earnings per share	$0.32	$0.29
Diluted earnings per share	$0.32	$0.28
(1) For the three months ended March 31, 2016 and 2015 all restricted stock, stock options and warrants were dilutive.

20. FAIR VALUE DISCLOSURES
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
Net transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period. There were no transfers within the fair value hierarchy for fair value measurements of WashingtonFirst’s investment securities during the three months ended March 31, 2016 or 2015.
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
Fair Value Classification and Transfers
Fair values estimated by management in the absence of readily determinable fair values are classified as Level 3. As of March 31, 2016, WashingtonFirst’s Level 3 assets and liabilities recorded were $12.5 million or approximately 0.7% of total assets and 4.1% of financial instruments measured at fair value. As of December 31, 2015, level 3 assets and liabilities were at $16.6 million or approximately 1.0% of total assets and 6.1% of financial instruments measured at fair value.
The following tables present information about WashingtonFirst’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2016 and December 31, 2015, respectively, and indicate the fair value hierarchy of the valuation techniques used by WashingtonFirst to determine such fair value:

Table 20.1: Summary of Assets and Liabilities Measured at Fair Value
	As of March 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
U.S. Treasuries	$8,287	$—	$—	$8,287
U.S. Government agencies	—	91,065	—	91,065
Mortgage-backed securities	—	82,381	—	82,381
Collateralized mortgage obligations	—	60,632	—	60,632
Taxable state and municipal securities	—	10,836	—	10,836
Tax-exempt state and municipal securities	—	3,884	—	3,884
Financial derivatives	—	—	379	379
Total recurring assets at fair value	$8,287	$248,798	$379	$257,464
Liabilities:
Financial derivatives	$—	$—	$368	$368
Total recurring liabilities at fair value	$—	$—	$368	$368
Nonrecurring:
Assets:
Loans held for investment (1)	$—	$—	$10,116	$10,116
Loans held for sale	—	37,439	—	37,439
Other real estate owned	—	—	1,675	1,675
Total nonrecurring assets at fair value	$—	$37,439	$11,791	$49,230

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
U.S. Treasuries	$9,618	$—	$—	$9,618
U.S. Government agencies	—	96,016	—	96,016
Mortgage-backed securities	—	58,876	—	58,876
Collateralized mortgage obligations	—	40,398	—	40,398
Taxable state and municipal securities	—	10,853	—	10,853
Tax-exempt state and municipal securities	—	4,352	—	4,352
Financial derivatives	—	—	93	93
Total recurring assets at fair value	$9,618	$210,495	$93	$220,206
Liabilities:
Financial derivatives	—	—	27	27
Total recurring liabilities at fair value	$—	$—	$27	$27
Nonrecurring:
Assets:
Loans held for investment (1)	$—	$—	$16,521	$16,521
Loans held for sale	—	36,494	—	36,494
Other real estate owned	—	—	—	—
Total nonrecurring assets at fair value	$—	$36,494	$16,521	$53,015

(1)	Represents the impaired loans, net of allowance, that have been individually evaluated and reserved for.

The recurring Level 3 assets and liabilities are related to the fair value of the interest rate locks recorded by 1st Portfolio Lending (acquired in July 2015). These derivatives represent the fair value of the interest rate locks and forward sales contracts of mortgage backed securities. The fair value utilizes market pricing for the valuation with the unobservable inputs being the estimated pull-through percentages which ranges from 70% to 90%. For more information on these derivatives, see Part II, Note 15 - Commitments and Contingencies.

Table 20.2: Estimated Fair Values and Carrying Values for Financial Assets, Liabilities and Commitments
	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$69,117	$69,117	$62,753	$62,753
Investment securities	257,085	257,085	220,113	220,113
Restricted Stock	6,532	6,532	6,128	6,128
Loans held for sale	37,439	39,062	36,494	37,389
Loans held for investment, net	1,333,728	1,374,485	1,295,794	1,334,205
Bank-owned life insurance	13,611	13,611	13,521	13,521
Derivatives	379	379	93	93
Liabilities:
Time deposits	471,220	473,496	440,129	440,584
Other borrowings	9,849	9,849	6,942	6,942
FHLB advances	112,220	116,432	110,087	112,994
Long-term borrowings	32,919	44,759	32,884	44,309
Derivatives	368	368	27	27
Off-balance sheet instruments	—	—	—	—

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
21. SEGMENT REPORTING

Beginning in 2015, the Company has three reportable segments: traditional commercial banking, a mortgage banking business and a wealth management business. Revenues from commercial banking operations consist primarily of interest earned on loans and investment securities and fees from deposit services. Mortgage banking operating revenues consist principally of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary market, and loan origination fee income. Wealth management operating revenues consist of fees for portfolio asset management and transactional fees charged to clients. The commercial banking segment provides the mortgage banking segment with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest based on a premium over their cost to borrow funds. These transactions are eliminated in the consolidation process. The following table presents segment information for the three months ended March 31, 2016. The Company did not have mortgage banking and wealth management segments prior to the acquisition of 1st Portfolio Holding Corporation in July 2015 - see Note 3 Acquisition Activities for more information.

Table 21: Segment Reporting
	For the Three Months Ended March 31, 2016
	Commercial Banking	Mortgage Banking	Wealth Management	Other (1)	Consolidated Totals
	(In Thousands)
Revenues:
Interest income	$17,422	$290	$—	$(168)	$17,544
Gain on sale of loans	—	2,742	—	—	2,742
Other revenues	914	1,220	436	(531)	2,039
Total income	$18,336	$4,252	$436	$(699)	$22,325

Expenses:
Interest expense	$2,468	$168	$1	$354	$2,991
Salaries and employee benefits	4,727	2,621	238	218	7,804
Other expenses	6,684	935	138	(151)	7,606
Total expenses	$13,879	$3,724	$377	$421	$18,401

Net Income (loss)	$4,457	$528	$59	$(1,120)	$3,924

Total assets	$1,758,082	$50,069	$3,488	$(52,256)	$1,759,383
(1) Includes parent company and intercompany eliminations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read together with WashingtonFirst’s financial statements and the related notes to the financial statements for the three months ended March 31, 2016 and 2015.

Cautionary Note Regarding Forward-Looking Statements
The following discussion and other sections to which the Company has referred you contains management’s comments on the Company’s business strategy and outlook, and such discussions contain forward-looking statements. These forward-looking statements reflect the expectations, beliefs, plans and objectives of management about future financial performance and assumptions underlying management’s judgment concerning the matters discussed, and accordingly, involve estimates, assumptions, judgments and uncertainties. The Company’s actual results could differ materially from those discussed in the forward-looking statements and the discussion below is not necessarily indicative of future results. Factors that could cause or contribute to any differences include, but are not limited to, those discussed in Part II, Item 1A - “Risk Factors”.
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
WashingtonFirst recognized approximately $2.6 million of goodwill as a part of the Millennium Transaction in 2014 and approximately $5.2 million of goodwill as part of the 1st Portfolio acquisition in 2015. No goodwill impairment was recognized for the three months ended March 31, 2016, or 2015.
Core deposit intangible assets arise when a bank has a stable deposit base comprised of funds associated with long-term customer relationships. The intangible asset value derives from customer relationships that provide a low-cost source of funding. In connection with the Millennium Transaction in 2014 and the acquisition of Alliance in 2012, the Company recorded $470.0 thousand and $400.0 thousand of core deposit intangibles, respectively, which is presented in the identifiable intangibles line item on the consolidated balance sheet. These are being amortized straight-line over a five year or eight year period, depending on the nature of the deposits underlying the intangible.
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

Executive Overview
The Company generates the majority of its revenues from interest income on loans and investment securities, service charges on customer accounts, mortgage activities and wealth advisory services. See Part I, Item 1, Note 21 - “Segment Reporting” for discussion of our business segments. Revenues are partially offset by interest expense paid on deposits and other borrowings, and non-interest expenses such as compensation and employee benefits, other operating costs and occupancy expenses. Net interest income is the difference between interest income on earning assets such as loans and securities and interest expense on liabilities such as the deposits and borrowings used to fund those assets. Net interest income is the Company’s largest source of revenue. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income.

•	In July 2015, the Company successfully completed its acquisition of 1st Portfolio. As of March 31, 2016, the mortgage and wealth advisory businesses were performing as expected.

•
Net interest income after provision for loan losses for the three months ended March 31, 2016 increased $2.3 million or 20.0% to $13.9 million compared to $11.6 million for the three months ended March 31, 2015. This increase is primarily attributable to growth in earning assets of the Bank.

•	The mortgage segment generated $4.3 million in gross revenue on $122.6 million of mortgage production, which contributed net income of $528 thousand or $0.04 cent per share fully diluted.

•
Net income available to common shareholders was $3.9 million for March 31, 2016, compared to $2.8 million for March 31, 2015. Diluted earnings per share were $0.32 per common share for March 31, 2016, compared to $0.28 per common share for March 31, 2015. This $1.2 million (42.1%) increase in earnings is primarily attributable to the growth in earning assets of the Bank and the acquisition of 1st Portfolio in July 2015.

•
As of March 31, 2016 and December 31, 2015, total assets were $1.8 billion and $1.7 billion, respectively. Total net loans held for investment increased by $37.9 million (2.9%) from $1.30 billion as of December 31, 2015, to $1.33 billion as of March 31, 2016. This increase is attributable to organic growth from our existing lending team. During the same period, total deposits increased $74.3 million (5.6%) to $1.4 billion. This increase is attributable to core deposit growth.

•
As of March 31, 2016, WashingtonFirst had $14.1 million in non-performing assets, a decrease of $400.0 thousand from $14.5 million at December 31, 2015. Allowance for loan losses remained at $12.3 million during first quarter 2016 increasing only $40.0 thousand compared to December 31, 2015. The increase in the allowance was driven by provisions of $625.0 thousand partially offset by net charge-offs of $585.0 thousand.

Acquisition Activities in 2015
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

Results of Operations

Table M1: Selected Performance Ratios
	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(in thousands, except earnings per share)
Average total assets	$1,682,379	$1,355,930
Average shareholders' equity	183,491	135,674
Net income	3,924	2,790
Basic earnings per common share	$0.32	$0.29
Fully diluted earnings per common share	$0.32	$0.28
Return on average assets	0.94%	0.83%
Return on average shareholders' equity	8.58%	8.34%
Average shareholders' equity to average total assets	10.91%	10.01%
Efficiency ratio	64.66%	60.99%
Dividend payout ratio	18.75%	17.24%

The following tables provide information regarding interest-earning assets and funding for the three months ended March 31, 2016 and 2015. The balance of non-accruing loans is included in the average balance of loans presented, though the related income is accounted for on a cash basis. Therefore, as the balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly. The increase in average rate on interest-bearing deposit accounts is consistent with general trends in average short-term rates during the periods presented. The upward trend in the average rate on time deposits reflects the maturity of older time deposits and the issuance of new time deposits at higher market rates.

Table M2: Average Balances, Interest Income and Expense and Average Yield and Rates
	For the Three Months Ended
	March 31, 2016			March 31, 2015
	Average Balance	Income/ Expense	Yield/ Rate (6)	Average Balance	Income/ Expense	Yield/ Rate (6)
	(in thousands)
Assets
Interest-earning assets:
Loans (1)	$1,361,553	$16,391	4.76%	$1,071,286	$13,440	5.02%
Investment securities - taxable	222,333	992	1.77%	167,203	716	1.71%
Investment securities - tax-exempt (2)	4,089	21	2.52%	3,066	19	3.21%
Other equity securities	6,223	72	4.62%	6,079	61	4.06%
Interest-bearing balances	43	—	0.94%	10,470	16	0.64%
Federal funds sold	41,590	68	0.65%	62,643	58	0.38%
Total interest earning assets	1,635,831	17,544	4.24%	1,320,747	14,310	4.34%
Non-interest earning assets:
Cash and due from banks	1,981			2,965
Premises and equipment	7,630			6,179
Other real estate owned	432			362
Other assets (3)	48,919			35,034
Less: allowance for loan losses	(12,414)			(9,357)
Total non-interest earning assets	46,548			35,183
Total Assets	$1,682,379			$1,355,930

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$114,714	$86	0.30%	$97,196	$57	0.24%
Money market deposit accounts	297,453	438	0.59%	211,095	254	0.49%
Savings accounts	171,442	300	0.70%	128,147	217	0.69%
Time deposits	438,791	1,171	1.07%	377,929	923	0.99%
Total interest-bearing deposits	1,022,400	1,995	0.78%	814,367	1,451	0.72%
FHLB advances	111,710	454	1.61%	105,517	370	1.40%
Other borrowings and long-term borrowings	39,599	542	5.47%	17,720	183	4.14%
Total interest-bearing liabilities	1,173,709	2,991	1.02%	937,604	2,004	0.86%
Non-interest-bearing liabilities:
Demand deposits	309,393			275,002
Other liabilities	15,786			7,650
Total non-interest-bearing liabilities	325,179			282,652
Total Liabilities	1,498,888			1,220,256
Shareholders’ Equity	183,491			135,674
Total Liabilities and Shareholders’ Equity	$1,682,379			$1,355,930

Interest Spread (4)			3.22%			3.48%
Net Interest Margin (2)(5)		$14,553	3.51%		$12,306	3.72%

(1)	Includes loans held for sale and loans placed on non-accrual status.

(2)
Yield is presented on a fully taxable equivalent (FTE) basis using a federal statutory rate of 35 percent and includes $5 thousand and $5 thousand of FTE income as of March 31, 2016, and March 31, 2015, respectively.

(3)	Includes intangibles, deferred tax asset, accrued interest receivable, bank-owned life insurance and other assets.

(4)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(5)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

(6)
Rates and yields are annualized and calculated from actual, not rounded amounts in thousands which appear in this table. Additionally, yields are calculated based on a 360 or 365 day convention as appropriate.

The following tables set forth information regarding the changes in the components of WashingtonFirst’s net interest income for the periods indicated. For each category, information is provided for changes attributable to changes in volume (change in volume multiplied by old rate) and changes in rate (change in rate multiplied by old volume). Combined rate/volume variances, the third element of the calculation, are allocated based on their relative size. The decreases in income due to changes in rate reflect the reset of variable rate investments, variable rate deposit accounts and adjustable rate mortgages to lower rates and the acquisition of new lower yielding investments and loans, as described above. The decrease in expense reflects the decreased cost of funding due to lower interest rates available in the debt markets. The increases due to changes in volume reflect the increase in on-balance sheet assets during the three months ended March 31, 2016 and 2015.

Table M3: Changes in Rate and Volume Analysis
	For the Three Months Ended March 31, 2016 Compared to Same Period 2015			For the Three Months Ended March 31, 2015 Compared to Same Period 2014
	(Decrease)/Increase Due to			(Decrease)/Increase Due to
	Rate	Volume	Total	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Loans	$(4,204)	$7,155	$2,951	$(2,437)	$4,676	$2,239
Investment securities - taxable	27	249	276	(127)	177	50
Investment securities - tax exempt	(25)	27	2	(9)	(19)	(28)
Other equity securities	9	2	11	10	23	33
Interest bearing balances	38	(54)	(16)	—	2	2
Federal funds sold	116	(106)	10	109	(108)	1
Total income from interest-earning assets	(4,039)	7,273	3,234	(2,454)	4,751	2,297
Expense from interest-bearing liabilities:
Interest-bearing deposits	134	410	544	122	107	229
FHLB Advances	60	24	84	(264)	430	166
Borrowed funds	74	285	359	21	(16)	5
Total expense from interest-bearing liabilities	268	719	987	(121)	521	400
Increase (Decrease) in net interest income	$(4,307)	$6,554	$2,247	$(2,333)	$4,230	$1,897

Interest Earning Assets
Average loan balances were $1.4 billion for the three months ended March 31, 2016, compared to $1.1 billion for the three months ended March 31, 2015. This increase is attributable primarily to organic growth. The related interest income from loans was $16.4 million for the three months ended March 31, 2016 resulting in an average yield of 4.76%, compared to $13.4 million for the three months ended March 31, 2015, resulting in an average yield of 5.02%. The decrease in average yield on loans reflects competitive pressure on loan pricing during the period (including the repricing of adjustable rate loans). Interest rates are established for classes of loans that include variable rates based on the prime rate as reported by The Wall Street Journal or other identifiable bases while others carry fixed rates with terms as long as 15 years. Most variable rate originations include minimum initial rates and/or floors.
Taxable investment securities balances averaged $222.3 million for the three months ended March 31, 2016, compared to $167.2 million for the three months ended March 31, 2015. Interest income generated on these investment securities for the three months ended March 31, 2016 totaled $1.0 million, or a 1.77% yield, compared to $716.0 thousand or a 1.71% yield for the three months ended March 31, 2015.
Tax-exempt investment securities balances averaged $4.1 million for the three months ended March 31, 2016, compared to $3.1 million for the three months ended March 31, 2015. Interest income generated on these investment securities for the three months ended March 31, 2016 totaled $21.0 thousand, or a 2.52% yield, compared to $19.0 thousand or a 3.21% yield for the three months ended March 31, 2015. The yield for tax-exempt securities has been presented as a fully taxable equivalent.
Other equity securities balances averaged $6.2 million for the three months ended March 31, 2016, compared to $6.1 million for the three months ended March 31, 2015. Interest income generated on these investment securities for the three months ended March 31, 2016 totaled $72.0 thousand, or a 4.62% yield, compared to $61.0 thousand or a 4.06% yield for the three months ended March 31, 2015.

Interest-bearing balances averaged $43.0 thousand for the three months ended March 31, 2016, compared to $10.5 million for the three months ended March 31, 2015. The change in average interest-bearing balances was primarily a result of shifting excess cash balances. Interest income generated on these balances for the three months ended March 31, 2016 had a yield of 0.94%, compared to $16.0 thousand or a 0.64% yield for the three months ended March 31, 2015.
Short-term investments in federal funds sold averaged $41.6 million for the three months ended March 31, 2016, compared to $62.6 million for the three months ended March 31, 2015. The decrease in average short-term investments in 2015 is attributable to loan growth out pacing deposit growth. Interest income generated on these assets for the three months ended March 31, 2016 totaled $68.0 thousand, or a 0.65% yield, compared to $58.0 thousand or a 0.38% yield the three months ended yield in March 31, 2015.
Interest Bearing Liabilities
Average interest-bearing deposits were $1.0 billion for the three months ended March 31, 2016 compared to $814.4 million for the three months ended 2015. The increase in the average interest-bearing deposits in 2016 and 2015 is the result of organic growth and acquisitions. The related interest expense from interest-bearing deposits was $2.0 million for the three months ended March 31, 2016, compared to $1.5 million for the three months ended 2015. The average rate on these deposits was 0.78% for the three months ended March 31, 2016, compared to 0.72% for the three months ended March 31, 2015. This increase in the cost of interest-bearing deposits is attributable to increased competition in the Company’s market, and changes in the mix of interest-bearing deposits. The increase in interest expense is primarily attributable to an increase in the average balance of interest bearing liabilities as well as changes in the mix of deposit funding.
FHLB advances averaged $111.7 million for the three months ended March 31, 2016, compared to $105.5 million for the three months ended March 31, 2015. Interest expense incurred on these borrowing for the three months ended March 31, 2016 totaled $454.0 thousand, or a 1.61% rate, compared to $370.0 thousand, or a 1.40% rate for the three months ended March 31, 2015.
Other borrowings and long-term liabilities averaged $39.6 million for the three months ended March 31, 2016, compared to $17.7 million for the three months ended March 31, 2015. Interest expense incurred on these borrowing for the three months ended March 31, 2016 totaled $542.0 thousand, or a 5.47% rate, compared to $183.0 thousand, or a 4.14% rate for the three months ended March 31, 2015.
Non-Interest Income. For the three months ended March 31, 2016, non-interest income was $4.8 million, and increase of $4.2 million over the same period ended March 31, 2015. This increase is primarily attributable to the acquisition of 1st Portfolio in July 2015. During the three months ended March 31, 2016, WashingtonFirst Mortgage realized gains on the sale of loans of $3.9 million, compared to $69.0 thousand realized by the Bank’s Mortgage Division for the three months ended March 31, 2015. WashingtonFirst Mortgage, formerly known as 1st Portfolio Lending. Gains realized in 2015 is related to the Bank’s mortgage division which was combined with WashingtonFirst Mortgage in 2015. Mortgage loan origination volume for the three months ended March 31, 2016 was $122.6 million. The other significant factor impacting non-interest income was the Wealth Management segment which generated $428 thousand in revenue for the three months ended March 31, 2016.
Non-Interest Expense. For the three months ended March 31, 2016, non-interest expense was $12.5 million, and increase of $4.7 million over the same period ended March 31, 2015. This increase is primarily attributable to the acquisition of 1st Portfolio in July 2015. Compensation and employee benefits were $7.8 million and $4.1 million for the three months ended March 31, 2016 and 2015, respectively. This increase is primarily attributable to mortgage lender commissions and increased in staff levels stemming from the 1st Portfolio acquisition and organic growth in the banking segment. Increases in premises and equipment expense is primarily due to the increase in rent expense associated with the addition of two new branches and the 1st Portfolio acquisition with 1st Portfolio’s two office locations. Increases in data processing expense is primarily attributable to increased core processing costs given the Bank’s growth and enhancements to network infrastructure. Changes in other operating expenses is outlined in the following table.

Table M4: Consolidated Statement of Operations - Other Operating Expenses Detail
	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(in thousands)
Other real estate owned expenses	$3	$5
Business and franchise tax	278	218
Advertising and promotional expenses	252	213
FDIC premiums	248	220
Postage, printing and supplies	48	46
Directors' fees	96	73
Insurance	56	48
Amortization of intangibles	67	43
Other	313	202
Other expenses	$1,361	$1,068

Provision for Income Taxes. Provision for income taxes were $2.3 million and $1.5 million for the three months ended March 31, 2016 and 2015, respectively, resulting in effective tax rates of 36.79% and 35.39%, respectively. The increase to the 2015 effective tax rate is attributable to the Bank’s federal rate increasing from 34 percent to 35 percent; changes in apportionment between tax jurisdictions; and the impact of tax credits from the Bank’s investment in a low income housing tax credit fund.

Financial Condition
Total assets were $1.8 billion as of March 31, 2016, compared to $1.7 billion as of December 31, 2015. This increase is primarily attributable to the Bank’s organic growth. As of March 31, 2016, WashingtonFirst had $69.1 million of cash and cash equivalents, compared to $62.8 million as of December 31, 2015. As of March 31, 2016, WashingtonFirst had $257.1 million of investments, compared to $220.1 million as of December 31, 2015.
Total loans held for investment, net, increased by $37.9 million (2.9%) from $1.30 billion as of December 31, 2015, to $1.33 billion as of March 31, 2016. This increase is attributable to organic loan growth in our core market.
Total deposits increased $74.3 million (5.6%) from $1.3 billion as of December 31, 2015 to $1.4 billion as of March 31, 2016. This increase is attributable to a $53.8 million growth in non-interest demand deposit account balances and a $31.1 million increase in time deposits.
Total shareholders’ equity increased $5.5 million (3.1%) from $178.6 million as of December 31, 2015 to $184.1 million as of March 31, 2016. The increase in total shareholders’ equity during that period is attributable to net income of $3.9 million, stock option exercises of $328.0 thousand, less year to date dividends declared of $733.0 thousand, and a $1.9 million increase in accumulated other comprehensive income as a result of the change in fair value of the available-for-sale investment portfolio.
Investment Securities - Available-for-sale
WashingtonFirst actively manages its portfolio duration and composition in response to changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are pledged as collateral for certain borrowing transactions, public funds and repurchase agreements. The total fair value of the amount of the investment securities accounted for under available-for-sale accounting was $257.1 million as of March 31, 2016 compared to $220.1 million as of December 31, 2015. The increase is primarily attributable to additional purchases of investment securities in excess of amounts that matured during the course of the year in order to increase the proportion of investments on the balance sheet and to increase interest income.

Table M5: Available-for-Sale Investment Securities Summary
	March 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(dollars in thousands)
U.S. Treasuries	$8,287	3.2%	$9,618	4.4%
U.S. Government agencies	91,065	35.4%	96,016	43.6%
Mortgage-backed securities	82,381	32.0%	58,876	26.7%
Collateralized mortgage obligations	60,632	23.7%	40,398	18.4%
Taxable state and municipal securities	10,836	4.2%	10,853	4.9%
Tax-exempt state and municipal securities	3,884	1.5%	4,352	2.0%
Total available-for-sale investment securities	$257,085	100.0%	$220,113	100.0%

The investment portfolio contains U.S. Treasury securities; U.S. Government agency securities; CMOs and MBS backed by residential mortgages guaranteed by the US Government, FNMA or FHLMC; and municipal securities. When prepayments on various CMOs and MBS instruments occur at a faster rate than anticipated, premium amortization increases which adversely impacts the portfolio yield. As of March 31, 2016, U.S. Government and agency securities represented $99.4 million or 38.6% of the portfolio, while CMOs and MBS were $143.0 million, or 55.7% of the portfolio, and municipal securities were $14.7 million, or 5.7% of the portfolio.
The yield on the taxable available-for-sale investment securities portfolio for the three months ended March 31, 2016 was 1.77%, compared to 1.71% for the three months ended March 31, 2015. The tax equivalent yield on the tax-exempt available-for-sale investment securities portfolio for the three months ended March 31, 2016 was 2.52%, compared to 3.21% for March 31, 2015.The amortized cost, fair value and yield of investments by remaining contractual maturity for available-for-sale investment securities are set forth below. Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

Table M6: Available-for-Sale Investment Securities Contractual Maturity
	As of March 31, 2016
	Amortized Cost	Fair Value	Weighted-Average Yield
	(in thousands)
Due within one year	$1,509	$1,525	3.16%
Due after one year through five years	98,948	100,751	1.77%
Due after five years through ten years	30,269	30,842	1.96%
Due after ten years	123,586	123,967	1.81%
Total available-for-sale investment securities	$254,312	$257,085	1.80%

	As of December 31, 2015
	Amortized Cost	Fair Value	Weighted-Average Yield
	(in thousands)
Due within one year	$4,606	$4,624	1.73%
Due after one year through five years	99,447	99,685	1.72%
Due after five years through ten years	38,697	38,611	1.92%
Due after ten years	77,662	77,193	1.88%
Total available-for-sale investment securities	$220,412	$220,113	1.81%

Loans Held for Sale
Loans in this category are originated by the Mortgage Company, a wholly-owned subsidiary of WashingtonFirst Bank, and comprised of residential mortgage loans extended to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loans. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans and servicing are sold concurrently. The LHFS are closed in the name of the Mortgage Company and carried on our books until the loan is delivered to and purchased by an investor, generally within fifteen to forty-five days. The Mortgage Company was recently acquired. See Note 3 - Acquisition Activity for further details. As of March 31, 2016, loans held for sale totaled $37.4 million. The amount of loans held for sale outstanding at the end of any given month fluctuates with the volume of loans closed during the month and the timing of loans purchased by investors.
Loans Held for Investment
In its lending activities, WashingtonFirst seeks to develop relationships with clients whose business and individual banking needs will grow with WashingtonFirst. WashingtonFirst has made significant efforts to be responsive to the lending needs in the markets served, while maintaining sound asset quality and credit practices. WashingtonFirst extends credit to construction and development, residential real estate, commercial real estate, commercial and industrial and consumer borrowers in the normal course of business. The gross loans held for investment portfolio totaled $1.35 billion as of March 31, 2016, an increase of $38.0 million from the December 31, 2015 balance of $1.31 billion.

Table M7: Loans Held for Investment Portfolio by Loan Class
	March 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(in thousands)
Construction and development	$259,804	19.3%	$249,433	19.1%
Commercial real estate	671,288	49.8%	657,110	50.1%
Residential real estate	246,538	18.3%	241,395	18.5%
Real estate loans	1,177,630	87.4%	1,147,938	87.7%
Commercial and industrial	162,311	12.1%	153,860	11.8%
Consumer	6,116	0.5%	6,285	0.5%
Total loans held for investment	$1,346,057	100.0%	$1,308,083	100.0%

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
Loans secured by various types of real estate, which include construction and development loans, commercial real estate loans, and residential real estate loans, constitute the largest portion of total loans. Of that portion, commercial real estate loans represent the largest dollar exposure. Substantially all of these loans are secured by properties in the greater Washington, D.C. metropolitan area with the heaviest concentration in Northern Virginia. Risk is managed through diversification by sub-market, property type, and loan size, and by seeking loans with multiple sources of repayment. The average outstanding loan balance in this portfolio is $644.2 thousand as of March 31, 2016.
Construction and development loans represented 19.3% and 19.1% of the total loan portfolio as of March 31, 2016 and December 31, 2015, respectively. New originations in this category are being underwritten in the context of current market conditions and are particularly focused in sub-markets which the Company believes to be relatively strong as compared to other markets in the region. Legacy loans, particularly in the land and speculative construction portion of this portfolio, have been largely converted to amortizing loans with regular principal and interest payments. WashingtonFirst expects any future reductions in its land and speculative construction exposure to be partially offset by increases in residential construction activities as market conditions improve.
Secured residential real estate loans represented 18.3% and 18.5% of total loans as of March 31, 2016 and December 31, 2015, respectively. In general, loans in these categories represent loans underwritten to customers who had or established a deposit relationship with the respective bank at the time the loan was originated. WashingtonFirst believes that its underwriting criteria reflect current market conditions.

The contractual maturity ranges or repricing schedules, as appropriate, of the loans in WashingtonFirst’s loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of March 31, 2016 are summarized in the following table:

Table M8: Loan Portfolio Maturity Schedule by Loan Class
	As of March 31, 2016
	One Year or Less	One to Five Years	Over Five Years	Total
	(in thousands)
Construction and development	$164,279	$69,685	$25,840	$259,804
Commercial real estate	42,757	223,935	404,596	671,288
Residential real estate	44,637	52,914	148,987	246,538
Commercial and industrial	73,685	63,818	24,808	162,311
Consumer	3,072	1,780	1,264	6,116
Total loans	$328,430	$412,132	$605,495	$1,346,057

Loans with a predetermined interest rate	$60,109	$275,237	$105,177	$440,523
Loans with a floating or adjustable interest rate	268,321	136,895	500,318	905,534
Total loans	$328,430	$412,132	$605,495	$1,346,057

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
When payments are 90 days or more in arrears or when WashingtonFirst determines that it is no longer prudent to recognize current interest income on a loan, WashingtonFirst classifies the loan as non-accrual. From time to time, a loan may be past due 90 days or more but is well secured and in the process of collection and thus warrants remaining on accrual status. Non-accrual loans decreased from $10.2 million as of December 31, 2015 to $8.8 million as of March 31, 2016. There were no loans past due more than 90 days that were still accruing as of March 31, 2016 and $28.0 thousand in loans past due more than 90 days that were still accruing as of December 31, 2015.

Allowance for Loan Losses
The methodology used by the Company to determine the level of its allowance for loan losses is described in Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Allowance for Loan Losses”.
The allowance for loan losses was $12.3 million as of March 31, 2016, or approximately 0.92% of outstanding loans held for investment, compared to $12.3 million or approximately 0.94% of outstanding loans held for investment as of December 31, 2015.
As of March 31, 2016, the Company has allocated $2.3 million for specific loans evaluated individually for impairment, and an additional $246.0 thousand for loans individually evaluated that were not deemed to be impaired. For the three months ended March 31, 2016, WashingtonFirst recorded $625.0 thousand in provisions for loan losses, $621.0 thousand in charge-offs and $36.0 thousand in recoveries, compared to $700.0 thousand in provision for loans losses, $153.0 thousand in charge-off and $102.0 thousand in recoveries for the three months ended March 31, 2015.
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

Table M9: Analysis of the Allowance for Loan Losses
	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(in thousands)
Balance at beginning of period	$12,289	$9,257
Provision for loan losses	625	700
Charge-offs:
Construction and development	(31)	—
Commercial real estate	(543)	(128)
Residential real estate	(8)	(25)
Commercial and industrial	(38)	—
Consumer loans	(1)	—
Total charge-offs	(621)	(153)
Recoveries:
Construction and development	2	—
Commercial real estate	—	—
Residential real estate	25	41
Commercial and industrial	8	9
Consumer	1	1
Total recoveries	36	51
Net recoveries/(charge-offs)	(585)	(102)
Balance at end of period	$12,329	$9,855

Allowance for loan losses to total loans held for investment	0.92%	0.91%
Non-GAAP adjusted allowance for loan losses to total loans held for investment	1.25%	1.45%
Allowance for loan losses to non-accrual loans	140.26%	174.80%
Allowance for loan losses to non-performing assets	87.69%	107.36%
Non-performing assets to total assets	0.80%	0.64%
Net charge-offs to average loans held for investment	0.20%	0.04%

Of the Bank’s $1.3 billion in gross loans outstanding as of March 31, 2016, approximately $88.7 million or 6.6% were recorded on the books at fair value in connection with the acquisition of Alliance and the Millennium Transaction and have an aggregate discount on the books of $4.6 million as of March 31, 2016. This discount is a net amount consisting of credit-related mark-downs of $4.6 million, yield-related mark-downs of $1.1 million and yield-related mark-ups of $1.1 million.
The adjustment required to reconcile GAAP allowance for loan losses with WashingtonFirst’s non-GAAP adjusted allowance for loan losses and adjusted allowance for loan losses to total loans ratios is the addition of the credit purchase accounting marks on purchased loans in the portfolio. Loans that were acquired under the purchase accounting method are carried at book value with certain accounting marks set up on them at the time of purchase. These accounting marks can be pricing marks or credit marks. Pricing marks account for the difference in current interest rates and the interest rate on the loan being acquired, and may be either positive or negative. Credit marks may only be negative and are similar to an allowance for loans losses based on credit quality. Therefore, in determining the adjusted allowance for loan losses and related ratio, the credit mark component is added to the allowance for loan losses and to the total loans held for investment. Below is a reconciliation of the allowance for loan losses and related ratios to the non-GAAP adjusted allowance for loan losses and related ratios as of March 31, 2016 and December 31, 2015:

Table M10: Reconciliation of GAAP Allowance Ratio to Non-GAAP Allowance Ratio
	March 31, 2016	December 31, 2015
	(in thousands)
GAAP allowance for loan losses	$12,329	$12,289
GAAP loans held for investment, at amortized cost	1,346,057	1,308,083

GAAP allowance for loan losses to total loans	0.92%	0.94%

GAAP allowance for loan losses	$12,329	$12,289
Plus: Credit purchase accounting marks	4,555	4,721
Non-GAAP adjusted allowance for loan losses	$16,884	$17,010

GAAP loans held for investment, at amortized cost	$1,346,057	$1,308,083
Plus: Credit purchase accounting marks	4,555	4,721
Non-GAAP loans held for investment, at amortized cost	$1,350,612	$1,312,804

Non-GAAP adjusted allowance for loan losses to total loans	1.25%	1.30%

Non-performing Assets
As of March 31, 2016, WashingtonFirst had $14.1 million of non-performing assets compared to $14.5 million as of December 31, 2015, a decrease of $400.0 thousand. The ratio of non-performing assets to total assets decreased 6 basis points to 0.80% as of March 31, 2016 from 0.86% as of December 31, 2015.

Table M11: Non-Performing Assets
	March 31, 2016	December 31, 2015
	(dollars in thousands)
Non-accrual loans	$8,790	$10,201
90+ days still accruing	—	28
Troubled debt restructurings still accruing	3,594	4,269
Other real estate owned	1,675	—
Total non-performing assets	$14,059	$14,498
Non-performing assets to total assets	0.80%	0.86%

Non-accrual loans were $8.8 million as of March 31, 2016, compared to $10.2 million as of December 31, 2015. The $8.8 million non-accrual loan balance consists primarily of loans secured by commercial real estate. The change in non-accrual loans is primarily attributable to the foreclosure on one borrower, with the property moving into OREO in March 2016. Specific reserves for impaired loans were $2.3 million and $2.5 million, respectively, as of March 31, 2016 and December 31, 2015.
As of March 31, 2016, OREO was $1.7 million compared to none as of December 31, 2015. During the three months ended March 31, 2016, WashingtonFirst acquired five OREO properties with a fair value of $1.7 million through foreclosure.

Table M12: Changes in Other Real Estate Owned
	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(in thousands)
Balance at beginning of period	$—	$361
Properties acquired at foreclosure	1,675	90
Sales of foreclosed properties	—	—
Write downs	—	—
Balance at end of period	$1,675	$451

Restricted Stock
WashingtonFirst’s securities portfolio contains restricted stock investments that are required to be held as part of its banking operations. As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to 4.25%  of aggregate outstanding advances in addition to the membership stock requirement of 0.09% of total assets as of December 31, 2015 (subject to a cap of $15.0 million). Unlike other types of stock, FHLB stock and the stock of correspondent banks (“Banker’s Bank Stock”) is acquired primarily for the right to receive advances and loan participations rather than for the purpose of maximizing dividends or stock growth. No readily available market exists for the FHLB stock and Bankers’ Bank stock, and they have no quoted market value. Restricted stock, such as FHLB stock and Banker’s Bank Stock, is carried at cost.
These include stock of the FHLB, ACBB and CBB.

Table M13: Composition of Restricted Stocks
	March 31, 2016	December 31, 2015
	(in thousands)
FHLB stock	$6,176	$5,772
ACBB	100	100
CBB	256	256
Total other equity securities	$6,532	$6,128

Deposits
WashingtonFirst seeks deposits within its market area by offering high-quality customer service, using technology to deliver deposit services effectively and paying competitive interest rates.
As of March 31, 2016, the deposit portfolio totaled $1.4 billion, comprised of $358.2 million of non-interest bearing deposits and $1.0 billion of interest bearing deposits. Total deposits increased $74.3 million (5.6%) from $1.3 billion as of December 31, 2015 to $1.4 billion as of March 31, 2016. As of December 31, 2015, the deposit portfolio totaled $1.3 billion, which was composed of $304.4 million of non-interest bearing deposits and $1.0 billion of interest bearing deposits.
The average balance of interest bearing deposits was $1.0 billion for the three months ended March 31, 2016 compared to $814.4 million for the same period 2015. The increase in the average interest-bearing deposits in 2016 and 2015 is the result of organic growth and acquisitions. The related interest expense from interest-bearing deposits was $2.0 million for the three months ended March 31, 2016, compared to $1.5 million for the same period 2015. The average rate on these deposits was 0.78% for the three months ended March 31, 2016, compared to 0.72% for the same period 2015. The increase in interest expense is primarily attributable to an increase in the average balance of interest bearing liabilities as well as changes in the mix of deposit funding.
Average non-interest bearing deposits were $309.4 million for the three months ended March 31, 2016, compared to $275.0 million for the same period 2015. The increase in the average non-interest-bearing deposits in 2016 and 2015 is the result of organic growth and acquisitions.

Table M14: Certificates of Deposit by Maturity Buckets
	As of March 31, 2016
	(in thousands)
	Under $100,000	$100,000 through $250,000	Over $250,000	Total
Three months or less	$16,933	$34,392	$35,146	$86,471
Three through six months	7,741	44,469	17,776	69,986
Six through twelve months	18,053	79,034	47,320	144,407
Over twelve months	37,006	117,599	15,751	170,356
Total certificates of deposit	$79,733	$275,494	$115,993	$471,220

	As of December 31, 2015
	(in thousands)
	Under $100,000	$100,000 through $250,000	Over $250,000	Total
Three months or less	$15,849	$57,512	$17,314	$90,675
Three through six months	16,420	30,984	35,099	82,503
Six through twelve months	15,884	57,127	49,252	122,263
Over twelve months	33,618	97,060	14,010	144,688
Total certificates of deposit	$81,771	$242,683	$115,675	$440,129

Other Borrowings
Other borrowings consist of customer repurchase agreements which are standard commercial bank transactions that involve a WashingtonFirst customer instead of a wholesale bank or broker. This product is an accommodation to commercial customers and individuals that require safety for their funds beyond the FDIC deposit insurance limits. WashingtonFirst believes this product offers it a stable source of financing at a reasonable market rate of interest and is continuing the program. As of March 31, 2016, WashingtonFirst had $9.8 million of customer repurchase agreements with an average rate of 0.05%, compared to $6.9 million at 0.05% as of December 31, 2015.
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

Table M15: Composition of FHLB Advances
	March 31, 2016	December 31, 2015
	(in thousands)
As of period ended:
FHLB advances	$109,834	$107,579
FHLB purchase accounting mark	2,386	2,508
FHLB total	$112,220	$110,087
Weighted average outstanding effective interest rate	1.64%	1.62%

Table M16: FHLB Advances Average Balances
	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(in thousands)
Averages for the period:
FHLB advances	$111,710	$105,517
Average effective interest rate paid during the period	1.61%	1.40%
Maximum month-end balance outstanding	$120,695	$125,926

Long-term Borrowings

Table M17: Long-term Borrowings Detail
	March 31, 2016	December 31, 2015
	(in thousands)
Subordinated debt	$25,000	$25,000
Trust preferred capital notes	7,919	7,884
Long-term borrowings	$32,919	$32,884

On October 5, 2015, the Company issued $25.0 million in subordinated debt (the “Company Subordinated Debt”). The Company Subordinated Debt has a maturity of ten (10) years with a five year no-call provision, maturing in full on October 15, 2025, and carries a 6.00% fixed rate coupon, payable quarterly, subject to reset after five years at 3-month LIBOR plus 467 basis points. As of March 31, 2016 the entire amount of Company Subordinated Debt is considered Tier 2 Capital.
On June 30, 2003, Alliance invested $300.0 thousand as common equity into a wholly-owned Delaware statutory business trust (the “Trust”). Simultaneously, the Trust privately issued $10.0 million face amount of thirty-year floating rate trust preferred capital securities (the “Trust Preferred Capital Notes”) in a pooled trust preferred capital securities offering. The Trust used the offering proceeds, plus the equity, to purchase $10.3 million principal amount of Alliances’ floating rate junior subordinated debentures due 2033 (the “Subordinated Debentures”). The Trust Preferred Capital Notes are callable at any time without penalty. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate as of March 31, 2016 and December 31, 2015 was 3.66%. The Trust Preferred Capital Notes are guaranteed by WashingtonFirst on a subordinated basis, and were recorded on WashingtonFirst’s books at the time of the Alliance acquisition at a discounted amount of $7.5 million, which was the fair value of the instruments at the time of the acquisition. The $2.5 million discount is being expensed monthly over the life of the obligation.
Under the indenture governing the Trust Preferred Capital Notes, WashingtonFirst has the right to defer payments of interest for up to twenty consecutive quarterly periods. The interest deferred under the indenture compounds quarterly at the interest rate then in effect. WashingtonFirst is not currently deferring the interest payments.
Under current regulatory guidelines, the Trust Preferred Capital Notes may constitute no more than 25% of total Tier 1 Capital. Any amount not eligible to be counted as Tier 1 Capital is considered to be Tier 2 Capital. As of March 31, 2016 and December 31, 2015, the entire amount of Trust Preferred Capital Notes was considered Tier 1 Capital.

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
As of March 31, 2016 and December 31, 2015, WashingtonFirst Bank had $102.1 million and $100.1 million, respectively, of capital in excess of the amount needed to meet the regulatory minimum Tier 1 leverage ratio required to be considered “well capitalized.”

WashingtonFirst elected to participate in the SBLF program, and on August 4, 2011, WashingtonFirst issued and sold to the U.S. Treasury 17,796 shares of Series D Preferred Stock for an aggregate purchase price of $17.8 million in cash. In 2015, WashingtonFirst redeemed its remaining balance of $13.3 million.
Total shareholders’ equity increased $5.5 million (3.1%) from $178.6 million as of December 31, 2015 to $184.1 million as of March 31, 2016. The increase in total shareholders’ equity during that period is attributable to net income of $3.9 million, stock option exercises of $328.0 thousand, less year to date dividends declared of $733.0 thousand, and a $1.9 million increase in accumulated other comprehensive income as a result of the change in fair value of it available-for-sale investment portfolio.

Table M18: Capital Categories, Capital Ratios and Minimum Capital Ratios Required by Bank Regulators
	March 31, 2016	December 31, 2015
	(in thousands)
Tier 1 Capital:
Common stock	$121	$121
Capital surplus	161,323	160,861
Accumulated earnings	20,931	17,740
Less: disallowed assets	(14,259)	(13,933)
Total Common Equity Tier 1 Capital (1)	168,116	164,789

Add: Preferred Stock	—	—
Add: Trust preferred	7,919	7,884
Total Tier 1 Capital	$176,035	$172,673

Tier 2 Capital:
Qualifying allowance for loan losses	12,329	12,289
Qualifying subordinated debt	25,000	25,000
Total Tier 2 Capital	$37,329	$37,289

Total risk-based capital	$213,364	$209,962
Risk weighted assets	1,447,176	1,412,771
Qualifying quarterly average assets	1,669,068	1,618,250

Table M19: Capital Ratios and Regulatory Requirements Summary
	March 31, 2016	December 31, 2015	To Be Well Capitalized Under Prompt Corrective Action Provisions	For Minimum Capital Adequacy Requirements

Capital Ratios:
Total risk-based capital ratio	14.74%	14.86%	10.00%	8.00%
Tier 1 risk-based capital ratio	12.16%	12.22%	8.00%	6.00%
CET 1 risk-based capital ratio (1)	11.62%	11.66%	6.50%	4.50%
Tier 1 leverage ratio	10.55%	10.67%	5.00%	4.00%

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

Table M20: Reconciliation of Tangible Common Equity to Tangible Assets Ratio
	March 31, 2016	December 31, 2015
	(dollars in thousands)
Tangible Common Equity:
Common Stock Voting	$103	$103
Common Stock Non-Voting	18	18
Additional paid-in capital - common	161,323	160,861
Accumulated earnings	20,931	17,740
Accumulated other comprehensive income/(loss)	1,753	(127)
Total Common Equity	$184,128	$178,595

Less Intangibles:
Goodwill	$11,420	$11,431
Identifiable intangibles	1,820	1,888
Total Intangibles	$13,240	$13,319

Tangible Common Equity	$170,888	$165,276

Tangible Assets:
Total Assets	$1,759,383	$1,674,466

Less Intangibles:
Goodwill	$11,420	$11,431
Identifiable intangibles	1,820	1,888
Total Intangibles	$13,240	$13,319

Tangible Assets	$1,746,143	$1,661,147

Tangible Common Equity to Tangible Assets	9.79%	9.95%

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
Cash and cash equivalents and securities available for sale comprised 18.5% of total assets as of March 31, 2016, compared to 16.9% as of December 31, 2015. Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary. The Bank maintains $108.5 million in unsecured lines of credit with a variety of correspondent banks. As of March 31, 2016, there were no outstanding balances on these lines of credit. The Bank also maintains a secured line of credit with the FHLB of Atlanta up to 25 percent of total assets or $439.8 million as of March 31, 2016 based on available collateral. As of March 31, 2016, the Bank’s borrowing capacity was $418.4 million of which $109.8 million was outstanding.
Community banks may also acquire funding from brokers through a nationally recognized network of financial institutions. The Bank may utilize such funding when rates are more favorable than other comparable sources of funding. As of March 31, 2016, the Bank had no brokered funds.
As of March 31, 2016, loans held for investment that mature within one year totaled $328.4 million or 18.7% of total assets.

Concentrations
Substantially all of WashingtonFirst’s loans, commitments and standby letters of credit have been granted to customers located in the greater Washington, D.C. metropolitan area. WashingtonFirst’s overall business includes a significant focus on commercial and residential real estate activities. As of March 31, 2016, commercial real estate loans were 49.8% of the total loan portfolio, construction and development loans were 19.3% of the total loan portfolio and residential real estate loans were 18.3% of the total loan portfolio.
The banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. As of March 31, 2016, the Bank’s total reported loans for construction, land development, and other land acquisitions represented 131.4% of total bank risk based capital, and its total commercial real estate loans represented 470.8% of total bank risk based capital.
For more information regarding risks, see Part II, Item 1A. Risk Factors - “Risks Associated With WashingtonFirst’s Business”, “WashingtonFirst’s profitability depends significantly on local economic conditions” and Part II, Item 1A. Risk Factors - “Risks Associated With WashingtonFirst’s Business”, “WashingtonFirst’s loan portfolios have significant real estate concentration” both located in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 15, 2016.

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
The board of directors has established interest rate risk limits in its ALCO policy for static gap analysis and both NII and EVE. WashingtonFirst engages an outside consulting firm to assist in modeling its short-term and long-term interest rate risk profile. On a periodic basis, management reports to ALCO and the board of directors on WashingtonFirst’s interest rate risk profile and expectations of changes in the profiles based on certain interest rate shocks. The Company believes its strategies are prudent and is within its policy guidelines as of March 31, 2016.
The interest rate risk model results for March 31, 2016 and December 31, 2015 are shown in the table below based on an immediate shift in market interest rates and a static balance sheet. The percentage change indicates what the Company would expect NII and EVE to change over the next twelve months under various interest rate shock scenarios:

	Percentage Change in NII and EVE from Base Case
Interest	March 31, 2016		December 31, 2015
Rate Shocks	NII	EVE	NII	EVE
+400 bp	6.0%	3.9%	2.8%	0.2%
+300 bp	7.9%	6.7%	5.8%	2.7%
+200 bp	6.7%	7.2%	5.3%	4.4%
+100 bp	3.7%	4.8%	3.1%	3.6%
-100 bp	2.3%	(4.0)%	3.7%	(1.9)%
-200 bp	1.7%	(6.0)%	3.2%	(7.0)%

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

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s periodic filings under the Exchange Act, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management on a timely basis to allow decisions regarding required disclosure. Management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2016. Based on management’s assessment, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.

(b)	Changes in Internal Control Over Financial Reporting
There were no changes in WashingtonFirst’s internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, WashingtonFirst’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings
From time to time, WashingtonFirst becomes involved in litigation relating to claims arising in the normal course of its business. In the opinion of management, there are no pending or threatened legal proceedings which would have a material adverse effect on WashingtonFirst’s financial condition or results of operations.

Item 1A. Risk Factors
There were no material changes from the risk factors previously disclosed in WashingtonFirst’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 15, 2016.

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

3.	Exhibits. The following exhibits are filed herewith pursuant to the requirements of Item 601 of Regulation S-K:

Exhibit	Description

31.1*
Certification of Registrants’ principal executive officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of Registrants’ principal financial officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of Registrant’s principal executive officer and principal financial officer relating to the Registrant’s Quarterly Report of Form 10-Q for the quarterly period ended March 31, 2016 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

*	Filed with this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASHINGTONFIRST BANKSHARES, INC.
(Registrant)

	/s/ Shaza Andersen	May 10, 2016
By:	Shaza L. Andersen	Date
President & Chief Executive Officer
(Principal Executive Officer)

	/s/ Matthew R. Johnson	May 10, 2016
By:	Matthew R. Johnson	Date
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

31.1*
Certification of Registrants’ principal executive officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of Registrants’ principal financial officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of Registrant’s principal executive officer and principal financial officer relating to the Registrant’s Quarterly Report of Form 10-Q for the quarterly period ended March 31, 2016 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

*	Filed with this Quarterly Report on Form 10-Q.