Form 10-Q
period 2016-06-30
WashingtonFirst Bankshares, Inc.
filed 2016-08-09
CIK 1476264

As filed with the Securities and Exchange Commission on August 9, 2016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or

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
Yes    ☐        No    ☒
As of August 3, 2016, the registrant had outstanding 10,434,588 shares of voting common stock and 1,817,842 shares of non-voting common stock.

Glossary of Acronyms

ACBB	-	Atlantic Central Bankers Bank
ACH	-	Automated Clearing House
ALCO	-	Asset/Liability Committee
AOCI	-	Additional Other Comprehensive Income
ASC	-	FASB Accounting Standards Codification
ASU	-	Accounting Standards Update
Bank	-	WashingtonFirst Bank
BHC Act	-	Bank Holding Company Act
BOLI	-	Bank Owned Life Insurance
Bureau	-	Virginia Bureau of Financial Institutions
CBB	-	Community Bankers Bank
CDARS	-	Certificate of Deposit Account Registry Service
CET1	-	Common Equity Tier 1
CFPB	-	Consumer Financial Protection Bureau
CMO	-	Collateralized Mortgage Obligations
Company	-	WashingtonFirst Bankshares, Inc.
CRA	-	Community Reinvestment Act of 1977
DIF	-	Deposit Insurance Fund
Dodd-Frank Act	-	Dodd-Frank Wall Street Reform and Consumer Protection Act
ELC	-	Executive Loan Committee of the Board of Directors
EVE	-	Economic Value of Equity
Exchange Act	-	Securities Exchange Act of 1934, as amended
Fannie Mae	-	Federal National Mortgage Association
FASB	-	Financial Accounting Standards Board
FDIA	-	Federal Deposit Insurance Act
FDIC	-	Federal Deposit Insurance Corporation
FDICIA	-	Federal Deposit Insurance Corporation Improvement Act of 1991
Federal Reserve	-	Board of Governors of the Federal Reserve System
FHFA	-	Federal Housing Finance Agency
FHLB	-	Federal Home Loan Bank of Atlanta
FRA	-	Federal Reserve Act
FRB	-	Federal Reserve Bank
Freddie Mac	-	Federal Home Loan Mortgage Corporation
GAAP	-	Generally Accepted Accounting Principles in the U.S.
GLB Act	-	Graham Leach Bliley Act of 1999
GSE	-	Government Sponsored Enterprises
HUD	-	The Department of Housing and Urban Development
HVCRE	-	High-volatility commercial real estate
IRLOC	-	Interest Rate Lock Commitment
IRS	-	Internal Revenue Service
JOBS Act	-	Jumpstart Our Business Startups Act of 2012
LHFS	-	Loans Held for Sale
LTV	-	Loan-to-value Ratio
MBS	-	Mortgage Backed Securities
Mortgage Company	-	WashingtonFirst Mortgage Corporation (formerly 1st Portfolio Lending Corporation)
NASDAQ	-	NASDAQ Capital Market
NII	-	Net Interest Income
OFAC	-	U.S. Treasury Department Office of Foreign Assets Control
OLC	-	Bank Officers' Loan Committee
OREO	-	Other Real Estate Owned
RESPA	-	Real Estate Settlement Procedures Act
SOX	-	Sarbanes-Oxley Act of 2002
SBLF	-	Small Business Loan Fund
SEC	-	Securities and Exchange Commission
Securities Act	-	Securities Act of 1933, as amended
TDR	-	Troubled Debt Restructuring
TILA	-	Truth-in-Lending Act
USA Patriot Act	-	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
VA	-	Veterans Administration
VCDC	-	Virginia Community Development Corporation
VSCA	-	Virginia Stock Corporation Act
Wealth Advisors	-	1st Portfolio, Inc.

PART I
Item 1. Consolidated Financial Statements
WashingtonFirst Bankshares, Inc.
Consolidated Balance Sheets
(unaudited)

	June 30, 2016	December 31, 2015
	($ in thousands)
Assets:
Cash and cash equivalents:
Cash and due from bank balances	$3,164	$3,739
Federal funds sold	96,177	59,014
Interest bearing deposits	100	—
Cash and cash equivalents	99,441	62,753
Investment securities, available-for-sale, at fair value	260,675	220,113
Restricted stock, at cost	4,481	6,128
Loans held for sale, at lower of cost or fair value	52,198	36,494
Loans held for investment:
Loans held for investment, at amortized cost	1,391,523	1,308,083
Allowance for loan losses	(12,595)	(12,289)
Total loans held for investment, net of allowance	1,378,928	1,295,794
Premises and equipment, net	7,476	7,374
Goodwill	11,420	11,431
Identifiable intangibles	1,753	1,888
Deferred tax asset, net	6,901	8,116
Accrued interest receivable	4,546	4,502
Other real estate owned	2,159	—
Bank-owned life insurance	13,701	13,521
Other assets	9,987	6,352
Total Assets	$1,853,666	$1,674,466
Liabilities and Shareholders' Equity:
Liabilities:
Non-interest bearing deposits	$418,404	$304,425
Interest bearing deposits	1,130,473	1,028,817
Total deposits	1,548,877	1,333,242
Other borrowings	9,021	6,942
FHLB advances	61,589	110,087
Long-term borrowings	32,953	32,884
Accrued interest payable	969	912
Other liabilities	11,957	11,804
Total Liabilities	1,665,366	1,495,871
Commitments and contingent liabilities	—	—
Shareholders' Equity:
Common stock:
Common Stock Voting, $0.01 par value, 50,000,000 shares authorized, 10,431,016 and 10,377,981 shares issued and outstanding, respectively	104	103
Common Stock Non-Voting, $0.01 par value, 10,000,000 shares authorized, 1,817,842 and 1,817,842 shares issued and outstanding, respectively	18	18
Additional paid-in capital	161,679	160,861
Accumulated earnings	24,594	17,740
Accumulated other comprehensive income/(loss)	1,905	(127)
Total Shareholders' Equity	188,300	178,595
Total Liabilities and Shareholders' Equity	$1,853,666	$1,674,466

See accompanying notes to unaudited consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Income
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	($ in thousands, except per share data)
Interest and dividend income:
Interest and fees on loans	$16,836	$14,314	$33,227	$27,754
Interest and dividends on investments:
Taxable	1,178	786	2,170	1,502
Tax-exempt	19	17	41	36
Dividends on other equity securities	81	56	152	117
Interest on Federal funds sold and other short-term investments	68	79	136	153
Total interest and dividend income	18,182	15,252	35,726	29,562
Interest expense:
Interest on deposits	2,200	1,518	4,195	2,969
Interest on borrowings	981	562	1,977	1,115
Total interest expense	3,181	2,080	6,172	4,084
Net interest income	15,001	13,172	29,554	25,478
Provision for loan losses	980	850	1,605	1,550
Net interest income after provision for loan losses	14,021	12,322	27,949	23,928
Non-interest income:
Service charges on deposit accounts	81	122	160	231
Earnings on bank-owned life insurance	90	94	180	189
Gain on sale of other real estate owned, net	—	117	—	117
Gain on sale of loans, net	5,287	97	8,029	166
Mortgage banking activities	1,358	—	2,557	—
Wealth management income	443	—	871	—
Gain on sale of available-for-sale investment securities, net	1,077	7	1,152	22
Other operating income	154	169	322	438
Total non-interest income	8,490	606	13,271	1,163
Non-interest expense:
Compensation and employee benefits	9,353	4,570	17,157	8,703
Premises and equipment	1,863	1,506	3,680	2,989
Data processing	1,121	913	2,125	1,736
Professional fees	350	325	669	663
Merger expenses	—	241	—	241
Mortgage loan processing expenses	354	—	550	—
Debt extinguishment	1,044	—	1,044	—
Other operating expenses	1,450	1,046	2,811	2,114
Total non-interest expense	15,535	8,601	28,036	16,446
Income before provision for income taxes	6,976	4,327	13,184	8,645
Provision for income taxes	2,578	1,560	4,862	3,088
Net income	4,398	2,767	8,322	5,557
Preferred stock dividends	—	(23)	—	(51)
Net income available to common shareholders	$4,398	$2,744	$8,322	$5,506

Earnings per common share:
Basic earnings per common share	$0.36	$0.28	$0.68	$0.57
Diluted earnings per common share	$0.35	$0.28	$0.67	$0.57
See accompanying notes to unaudited consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	($ in thousands)
Net income	$4,398	$2,767	$8,322	$5,557
Other comprehensive income (loss):
Unrealized gain/(loss) on hedge:
Unrealized holding gain/(loss)	—	—	—	—
Reclassification adjustment for realized (gains)/losses	—	—	(66)	—
Tax effect	—	—	—	—
Unrealized (gain)/loss on hedge, net of tax	—	—	(66)	—
Unrealized gain/(loss) on securities available for sale:
Unrealized holding gain/(loss) arising during the period	1,317	(1,232)	4,464	57
Reclassification adjustment for realized (gains)/losses	(1,077)	(7)	(1,152)	(22)
Tax effect	(88)	443	(1,214)	(12)
Unrealized gain/(loss) on securities available for sale, net of tax	152	(796)	2,098	23
Total other comprehensive income (loss)	152	(796)	2,032	23
Comprehensive income	$4,550	$1,971	$10,354	$5,580

 See accompanying notes to unaudited consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(unaudited)

	For the Six Months Ended
	June 30, 2016		June 30, 2015
	Shares	Amount	Shares	Amount
	($ in thousands, except share data)
Preferred stock:
Balance, beginning of period	—	$—	13,347	$67
Redemption of preferred stock	—	—	(4,449)	(23)
Balance, end of period	—	$—	8,898	$44
Additional paid-in capital - preferred:
Balance, beginning of period		$—		$13,280
Redemption of preferred stock		—		(4,426)
Balance, end of period		$—		$8,854
Common stock:
Balance, beginning of period	12,195,823	$121	9,565,637	$95
Exercise of stock options	53,421	1	33,769	—
Forfeiture of restricted stock award	(1,586)	—	—	—
Issuance of common stock under restricted stock agreements	1,200	—	—	—
Balance, end of period	12,248,858	$122	9,599,406	$95
Additional paid-in capital - common:
Balance, beginning of period		$160,861		$112,887
Exercise of stock options		546		311
Stock compensation expense		272		186
Balance, end of period		$161,679		$113,384
Accumulated earnings:
Balance, beginning of period		$17,740		$7,775
Net income		8,322		5,557
Preferred stock dividends		—		(51)
Cash dividends declared		(1,468)		(960)
Balance, end of period		$24,594		$12,321
Accumulated other comprehensive income/(loss):
Balance, beginning of period		$(127)		$434
Other comprehensive income		2,032		23
Balance, end of period		$1,905		$457
Total shareholders' equity		$188,300		$135,155

See accompanying notes to unaudited consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30, 2016	June 30, 2015
	($ in thousands)
Cash flows from operating activities:
Net income	$8,322	$5,557
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,011	703
Amortization of deferred loan origination fees and costs	(497)	(529)
Net amortization of purchase accounting marks	(2,651)	(739)
Loss on disposal of fixed assets	(32)	(19)
Gain on sale of other real estate owned	—	(117)
Write-down of other real estate owned	97	—
Gain on sale of investment securities available-for-sale	(1,152)	(22)
Provision for loan losses	1,605	1,550
Earnings on bank-owned life insurance	(180)	(189)
Net amortization on investment securities available-for-sale	738	458
Stock based compensation	272	186
Gain on sale of loans	(8,029)	(166)
Originations of loans held-for-sale	(339,563)	(10,428)
Proceeds from sales of loans held-for-sale	330,664	10,840
Net change in:
Accrued interest receivable	(44)	(46)
Other assets	(3,692)	228
Accrued interest payable	57	85
Other liabilities	159	(447)
Net cash provided by (used in) operating activities	(12,915)	6,905
Cash flows from investing activities:
Purchase of investment securities available-for-sale	(101,389)	(54,698)
Proceeds from repayment of investment securities available-for-sale	16,138	14,731
Proceeds from sale of investment securities available-for-sale	48,415	12,335
Net increase in loans held-for-investment	(84,926)	(114,362)
Proceeds from sale of real estate owned	—	277
Net decrease (increase) in FHLB stock	1,647	(796)
Purchases of premises and equipment, net	(1,050)	(409)
Net cash used in investing activities	(121,165)	(142,922)
Cash flows from financing activities:
Net increase in deposits	215,596	162,788
Proceeds from FHLB advances	23,000	22,500
Repayments of FHLB advances	(68,990)	(487)
Net (decrease) increase in other borrowings	2,079	3,412
Proceeds from exercise of stock options	547	311
Redemption of preferred stock	—	(4,449)
Cash dividends paid	(1,464)	(888)
Preferred stock dividends paid	—	(51)
Net cash provided by financing activities	170,768	183,136
Net increase in cash and cash equivalents	36,688	47,119
Cash and cash equivalents at beginning of period	62,753	62,306
Cash and cash equivalents at end of period	$99,441	$109,425

See accompanying notes to unaudited consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Notes to the Unaudited Consolidated Financial Statements
In this report, WashingtonFirst Bankshares Inc., is sometimes referred to as “WashingtonFirst,” the “Company,” “we,” “our,” or “us” and these references include WashingtonFirst’s subsidiaries, WashingtonFirst Bank, 1st Portfolio, Inc., and WashingtonFirst Mortgage (a wholly-owned subsidiary of WashingtonFirst Bank), unless the context requires otherwise.

1. ORGANIZATION
The Company is organized under the laws of the Commonwealth of Virginia as a bank holding company. The Company, headquartered in Reston, Virginia, is the parent company of the Bank, which operates 19 full-service banking offices throughout the Washington, D.C. metropolitan area. In addition, WashingtonFirst provides wealth management services through its subsidiary, 1st Portfolio, Inc., located in Fairfax, Virginia and mortgage banking services through the Bank’s wholly owned subsidiary, WashingtonFirst Mortgage which operates in two locations: Fairfax, Virginia and Rockville, Maryland.
On May 13, 2015, WashingtonFirst entered into an Agreement and Plan of Reorganization providing for the Company’s acquisition of 1st Portfolio Holding Corporation with and into the Company (“1st Portfolio Acquisition”). The 1st Portfolio Acquisition closed on July 31, 2015. 1st Portfolio Holding’s wholly owned subsidiary, 1st Portfolio, Inc., became a wholly owned subsidiary of WashingtonFirst and 1st Portfolio Holding’s wholly owned subsidiary 1st Portfolio Lending Corporation (now WashingtonFirst Mortgage) became a wholly owned subsidiary of WashingtonFirst Bank. For more information regarding the 1st Portfolio Acquisition, see Note 3 – Acquisition Activities.

2. SIGNIFICANT ACCOUNTING POLICIES
The accounting and reporting policies of WashingtonFirst conform to GAAP. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities (including, but not limited to, the allowance for loan losses, provision for loan losses, other-than-temporary impairment of investment securities and fair value measurements) as of the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The following are the significant accounting policies that WashingtonFirst follows in preparing and presenting its consolidated financial statements:

(a)	Basis of Presentation
The accompanying consolidated financial statements include the accounts of WashingtonFirst Bankshares Inc., and its wholly-owned subsidiaries WashingtonFirst Bank, 1st Portfolio Wealth Advisors and WashingtonFirst Mortgage (a wholly-owned subsidiary of WashingtonFirst Bank). All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to predominant practices within the banking industry. These statements should be read in conjunction with the audited financial statements and related notes included in the Company’s annual report on form 10-K for the year ended December 31, 2015 as filed with the SEC on March 15, 2016.

(b)	Use of Estimates
Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the fair values and impairments of financial instruments, the status of contingencies and the valuation of deferred tax assets and goodwill.

(c)	Cash and Cash Equivalents and Statements of Cash Flows
For purposes of the statements of cash flows, cash and cash equivalents consists of cash and due from banks, interest bearing balances and federal funds sold. The Company maintains deposits with other commercial banks in amounts that may exceed federal deposit insurance coverage. Management regularly evaluates the credit risk associated with these transactions and believes that the Bank is not exposed to any significant credit risks on cash and cash equivalents. The Bank is required to maintain certain average reserve balances with the Federal Reserve Bank of Richmond. Those balances include usable vault cash and amounts on deposit with the Federal Reserve Bank of Richmond. The Bank had no compensating balance requirements or required cash reserves with correspondent banks as of June 30, 2016 and December 31, 2015. The Bank maintains interest bearing balances at other banks to help ensure sufficient liquidity and provide additional return compared to overnight Federal Funds.

Table 2: Certain Cash and Non-Cash Transactions
	For the Six Months Ended
	June 30, 2016	June 30, 2015
	($ in thousands)
Cash paid during the period for:
Interest paid	$6,115	$3,999
Income taxes paid	2,768	1,535
Non-cash activity:
Loans converted into other real estate owned	2,256	90
Reclassifications from goodwill to other liabilities	(11)	—

(d)	Loans Held for Sale
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
The Company and its subsidiaries are subject to U.S. federal income tax, the District of Columbia income tax, the State of Maryland income tax and the State of Virginia franchise tax, in lieu of income tax. The Company is no longer subject to examination by Federal or State taxing authorities for the years before 2012. As of June 30, 2016 and December 31, 2015 the Company did not have any unrecognized tax benefits. The Company does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other non-interest expense. As of June 30, 2016 and December 31, 2015, the Company does not have any amounts accrued for interest and/or penalties.
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
(n) Reclassifications
Certain reclassifications of prior year information were made to conform to the June 30, 2016 presentation. These reclassifications had no material impact of the Company’s consolidated financial position or results of operations.
(o) Recent Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Current Expected Credit Losses (CECL). This provided new accounting guidance that will require the earlier recognition of credit losses on loans and other financial instruments based on an expected loss model, replacing the incurred loss model that is currently in use. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The expected loss model will apply to loans and leases, unfunded lending commitments, held-to-maturity (HTM) debt securities and other debt instruments measured at amortized cost. The impairment model for available-for-sale (AFS) debt securities will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. The new guidance is effective on January 1, 2020, with early adoption permitted on January 1, 2019. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Shares-Based Payment Accounting. The amendments in this ASU simplify several aspects of the accounting for share-based payment award transactions including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently assessing the impact that ASU 2016-09 will have on its consolidated financial statements.
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
($ in thousands)
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
For income tax purposes, the acquired assets and assumed liabilities are recorded at their carry-over basis with no resulting goodwill. Goodwill at the time of closing of the 1st Portfolio acquisition was allocated between the Mortgage Company and the Wealth Advisors at $3.6 million and $1.6 million respectively. The full amount of the customer list intangible was allocated to the Wealth Advisors, and is being amortized over 15 years.
The following table presents unaudited pro forma information as if the acquisition had occurred at the beginning of the periods as well as for the quarters ended June 30, 2016 and June 30, 2015, and includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, depreciations expense on property acquired, and the related income tax effects. The pro forma financial information is not necessarily indicative of results of operations that would have occurred had the transactions been effected on the assumed dates.

Table 3.2: Proforma Income Statement (Unaudited)
	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	($ in thousands, except per share data)
Net Interest Income	$15,001	$13,518	$29,554	$26,141
Non-Interest income	8,490	4,565	13,271	9,804
Non-Interest Expense	15,535	11,460	28,036	23,032
Net Income - Common	4,398	3,719	8,322	7,250

EPS - basic	$0.36	$0.35	$0.68	$0.69
EPS - diluted	0.35	0.35	0.67	0.68

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
In addition, the Bank has short term investments in the form of a certificate of deposit with a bank insured by the FDIC, classified as interest bearing balances, as of June 30, 2016. All balances are fully insured up to the applicable limits by the FDIC.

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
As of June 30, 2016, and December 31, 2015, all investments were classified as available-for-sale.

Table 5.1: Available-for-Sale Investment Securities Summary
	As of June 30, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	($ in thousands)
U.S. Treasuries	$5,070	$114	$—	$5,184
U.S. Government agencies	71,682	1,351	—	73,033
Mortgage-backed securities	83,769	679	(72)	84,376
Collateralized mortgage obligations	85,576	745	(20)	86,301
Taxable state and municipal securities	8,303	172	(30)	8,445
Tax-exempt state and municipal securities	3,262	74	—	3,336
Total available-for-sale investment securities	$257,662	$3,135	$(122)	$260,675

	As of December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	($ in thousands)
U.S. Treasuries	$9,636	$15	$(33)	$9,618
U.S. Government agencies	96,177	229	(390)	96,016
Mortgage-backed securities	59,125	161	(410)	58,876
Collateralized mortgage obligations	40,787	85	(474)	40,398
Taxable state and municipal securities	10,405	448	—	10,853
Tax-exempt state and municipal securities	4,282	81	(11)	4,352
Total available-for-sale investment securities	$220,412	$1,019	$(1,318)	$220,113

The estimated fair value of securities pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes amounted to $124.1 million and $104.5 million as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016 and December 31, 2015 there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.
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
WashingtonFirst did not recognize in earnings any other-than-temporary impairment losses on available-for-sale investment securities during the three and six months ended June 30, 2016 and June 30, 2015. During the three months ended June 30, 2016, WashingtonFirst received proceeds of $30.7 million from the sale of securities from its available-for-sale investment portfolio resulting in gross realized gains of $1.1 million and no gross realized losses. During the three months ended June 30, 2015 there were no proceeds from sales of investments. However, a bond was called during the three months ended June 30, 2015 resulting in gross realized gains of $7.0 thousand and no gross realized losses. During the six months ended June 30, 2016, WashingtonFirst received proceeds of $48.4 million from the sale of securities from its available-for-sale investment portfolio resulting in gross realized gains of $1.2 million and gross realized losses of $26.0 thousand, compared to proceeds of $12.3 million resulting in gross realized gains of $163.0 thousand and gross realized losses of $141.0 thousand during the six months ended June 30, 2015.

Table 5.2: Gross Unrealized Loss and Fair Value of Available-for-Sale Securities
	As of June 30, 2016
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	($ in thousands)
U.S. Treasuries	$—	$—	$—	$—
U.S. Government agencies	1,000	—	—	—
Mortgage-backed securities	7,567	(66)	1,561	(6)
Collateralized mortgage obligations	4,647	(2)	4,277	(18)
Tax-exempt state and municipal securities	1,427	(30)	—	—
Total	$14,641	$(98)	$5,838	$(24)

	As of December 31, 2015
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	($ in thousands)
U.S. Treasuries	$5,101	$(33)	$—	$—
U.S. Government agencies	59,175	(382)	996	(8)
Mortgage-backed securities	36,769	(322)	2,612	(88)
Collateralized mortgage obligations	19,320	(225)	10,034	(249)
Tax-exempt state and municipal securities	1,245	(9)	519	(2)
Total	$121,610	$(971)	$14,161	$(347)

As of June 30, 2016, there were $5.8 million, or four positions, of individual securities that had been in a continuous loss position for more than 12 months with a total unrealized loss of $24.0 thousand. As of December 31, 2015, there were $14.2 million, or eleven positions, of individual securities that had been in a continuous loss position for more than 12 months with a total unrealized loss of $347.0 thousand. The Company has determined that these securities are temporarily impaired at June 30, 2016 for the following reasons:
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
The temporary unrealized losses presented above are attributable to interest rate fluctuations. As of June 30, 2016, all U.S. Treasuries and U.S. Government Agencies are rated AA+ or higher, and any fluctuations in their fair value are caused by changes in interest rates and are not considered credit related as the contractual cash flows of these investments are either explicitly or implicitly backed by the full faith and credit of the U.S. Government. Unrealized losses that are related to the prevailing interest rate environment will decline over time and recover as these securities approach maturity. As of June 30, 2016, the fair market value of U.S. Treasuries and U.S. Government Agencies was $5.2 million and $73.0 million, respectively. The mortgage-backed securities portfolio at June 30, 2016, is composed of GNMA, FNMA or FHLMC mortgage-backed securities reported at fair value of $84.4 million and GNMA collateralized mortgage obligations reported at fair value of $86.3 million. Any associated unrealized losses are caused by changes in interest rates and are not considered credit related as the contractual cash flows of these investments are either explicitly or implicitly backed by the full faith and credit of the U.S. Government. As of June 30, 2016, the fair value of the taxable state and municipal securities portfolio totaled $8.4 million, while the tax-exempt state and municipal securities portfolio totaled $3.3 million. As of June 30, 2016, all tax-exempt state and municipal securities are rated A or higher, and any fluctuations in their fair value are caused by changes in interest rates.
The amortized cost and fair value of investments by remaining contractual maturity for available-for-sale investment securities as of June 30, 2016, are set forth below. Mortgage-backed securities and collateralized mortgage obligations are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

Table 5.3: Amortized Cost and Fair Value by Contractual Maturity of Available-For-Sale Securities
	As of June 30, 2016
	Amortized Cost	Fair Value
	($ in thousands)
Due within one year	$4,752	$4,777
Due after one year through five years	74,147	75,606
Due after five years through ten years	25,972	26,502
Due after ten years	152,791	153,790
Total	$257,662	$260,675

6. LOANS HELD FOR INVESTMENT

Table 6.1: Composition of Loans Held for Investment by Loan Class
	June 30, 2016	December 31, 2015
	($ in thousands)
Construction and development	$270,476	$249,433
Commercial real estate	692,394	657,110
Residential real estate	254,520	241,395
Real estate loans	1,217,390	1,147,938
Commercial and industrial	166,941	153,860
Consumer	7,192	6,285
Total loans	1,391,523	1,308,083
Less: allowance for loan losses	12,595	12,289
Net loans	$1,378,928	$1,295,794

As of June 30, 2016, $712.2 million of loans were pledged as collateral for FHLB advances, compared to $636.2 million as of December 31, 2015. Loans pledged include qualifying home equity lines of credit, commercial real estate loans, multifamily real estate loans, and residential real estate secured loans.
A significant portion of the Bank’s loan portfolio is secured by commercial real estate collateral in the greater Washington, D.C. metropolitan area. Real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. Under guidance adopted by the federal banking regulators, banks that have concentrations in construction, land development or commercial real estate loans (other than loans for majority owner occupied properties) would be expected to maintain higher levels of risk management and, potentially, higher levels of capital. Loans that are 90+ days past due and still accruing are only loans that are well secured and in the process of collection.

Table 6.2: Loans Held for Investment Aging Analysis by Loan Class
	As of June 30, 2016
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due (and accruing)	Non- Accrual	Total Past Due	Total Loans
	($ in thousands)
Construction and development	$270,384	$—	$—	$—	$92	$92	$270,476
Commercial real estate	689,231	605	—	—	2,558	3,163	692,394
Residential real estate	251,138	1,336	385	—	1,661	3,382	254,520
Commercial and industrial	163,675	—	160	—	3,106	3,266	166,941
Consumer	6,826	—	353	13	—	366	7,192
Balance at end of period	$1,381,254	$1,941	$898	$13	$7,417	$10,269	$1,391,523

	As of December 31, 2015
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due (and accruing)	Non- Accrual	Total Past Due	Total Loans
	($ in thousands)
Construction and development	$249,312	$—	$—	$—	$121	$121	$249,433
Commercial real estate	649,185	2,466	—	—	5,459	7,925	657,110
Residential real estate	238,831	1,044	—	—	1,520	2,564	241,395
Commercial and industrial	149,703	411	617	28	3,101	4,157	153,860
Consumer	6,284	1	—	—	—	1	6,285
Balance at end of period	$1,293,315	$3,922	$617	$28	$10,201	$14,768	$1,308,083

(1) For the purpose of this table, loans 1-29 days past due are included in the balance of current loans.

WashingtonFirst divides its loans held for investment into the following categories based on credit quality.
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

Table 6.3: Risk Categories of Loans Held for Investment by Loan Class
	As of June 30, 2016
Internal risk rating grades	Pass	Pass Watch	Special Mention	Substandard	Total
Risk rating number	1 to 5	6	7	8
	($ in thousands)
Construction and development	$269,116	$1,268	$—	$92	$270,476
Commercial real estate	676,815	8,836	2,535	4,208	692,394
Residential real estate	244,859	6,880	725	2,056	254,520
Commercial and industrial	158,365	4,470	761	3,345	166,941
Consumer	6,821	18	—	353	7,192
Balance at end of period	$1,355,976	$21,472	$4,021	$10,054	$1,391,523

	As of December 31, 2015
Internal risk rating grades	Pass	Pass Watch	Special Mention	Substandard	Total
Risk rating number	1 to 5	6	7	8
	($ in thousands)
Construction and development	$248,011	$1,301	$—	$121	$249,433
Commercial real estate	638,431	5,950	5,570	7,159	657,110
Residential real estate	234,957	4,447	783	1,208	241,395
Commercial and industrial	144,421	3,732	1,170	4,537	153,860
Consumer	5,905	380	—	—	6,285
Balance at end of period	$1,271,725	$15,810	$7,523	$13,025	$1,308,083

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

Table 6.4: Non-Accrual Loans by Loan Class
	June 30, 2016	December 31, 2015
	($ in thousands)
Construction and development	$92	$121
Commercial real estate	2,558	5,459
Residential real estate	1,661	1,520
Commercial and industrial	3,106	3,101
Total non-accrual loans	$7,417	$10,201

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

Table 6.5: Changes in Troubled Debt Restructurings
	June 30, 2016
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	($ in thousands)
For the Three Months Ended:
Beginning Balance	$—	$—	$2,870	$1,302	$353	$4,525
New TDRs	—	—	—	28	—	28
Increases to existing TDRs	—	—	1	—	—	1
Charge-offs post modification	—	—	—	(576)	—	(576)
Sales, principal payments, or other decreases	—	—	(5)	(357)	—	(362)
Ending Balance	$—	$—	$2,866	$397	$353	$3,616

For the Six Months Ended:
Beginning Balance	$29	$2,029	$1,967	$1,949	$353	$6,327
New TDRs	—	—	1,788	28	—	1,816
Increases to existing TDRs	—	—	4	—	—	4
Charge-offs post modification	(29)	(544)	(11)	(576)	—	(1,160)
Sales, principal payments, or other decreases	—	(1,485)	(882)	(1,004)	—	(3,371)
Ending Balance	$—	$—	$2,866	$397	$353	$3,616

	June 30, 2015
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	($ in thousands)
For the Three Months Ended:
Beginning Balance	$237	$2,035	$1,833	$1,028	$—	$5,133
New TDRs	—	—	310	999	—	1,309
Increases to existing TDRs	—	—	1	16	—	17
Charge-offs post modification	—	—	—	—	—	—
Sales, principal payments, or other decreases	(9)	(3)	(210)	(2)	—	(224)
Ending Balance	$228	$2,032	$1,934	$2,041	$—	$6,235

For the Six Months Ended:
Beginning Balance	$241	$4,619	$1,796	$354	$—	$7,010
New TDRs	—	—	354	1,675	—	2,029
Increases to existing TDRs	—	—	2	16	—	18
Charge-offs post modification	—	(128)	—	—	—	(128)
Sales, principal payments, or other decreases	(13)	(2,459)	(218)	(4)	—	(2,694)
Ending Balance	$228	$2,032	$1,934	$2,041	$—	$6,235

Table 6.6: New Troubled Debt Restructurings Details
	For the Six Months Ended
	June 30, 2016			June 30, 2015
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	($ in thousands)
Construction and development	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	—	—	—
Residential real estate	1	1,788	1,788	3	354	354
Commercial and industrial	1	28	28	5	1,839	1,675
Consumer	—	—	—	—	—	—
Total loans	2	$1,816	$1,816	8	$2,193	$2,029

TDRs are reported as impaired loans in the calendar year of their restructuring and are evaluated to determine whether they should be placed on non-accrual status. In subsequent years, a TDR may be returned to accrual status if the borrower satisfies a minimum six-month performance requirement; however, it will remain classified as impaired.

Table 6.7: Troubled Debt Restructuring in Default in Past Twelve Months
	As of June 30,
	2016			2015
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	($ in thousands)
Construction and development	—	$—	$—	1	$383	$228
Commercial real estate	—	—	—	2	2,071	2,032
Residential real estate	1	168	144	1	24	24
Commercial and industrial	1	931	931	3	856	691
Consumer	—	—	—	—	—	—
Total loans	2	$1,099	$1,075	7	$3,334	$2,975

The following is an analysis of new loans modified in a troubled debt restructuring by type of concession for the three and six months ended June 30, 2016 and 2015. There were no modifications that involved forgiveness of debt.

Table 6.8: Troubled Debt Restructuring by Type of Concession
	TDRs Entered into During the Three Months Ended June 30,
	2016		2015
	Number of Loans	Post-Modification Outstanding Recorded Balance	Number of Loans	Post-Modification Outstanding Recorded Balance
	($ in thousands)
Extended under forbearance	1	$28	—	$—
Interest rate modification	—	—	1	223
Maturity or payment extension	—	—	3	1,086
Total loans	1	$28	4	$1,309

	TDRs Entered into During the Six Months Ended June 30,
	2016		2015
	Number of Loans	Post-Modification Outstanding Recorded Balance	Number of Loans	Post-Modification Outstanding Recorded Balance
	($ in thousands)
Extended under forbearance	2	$1,816	—	$—
Interest rate modification	—	—	2	267
Maturity or payment extension	—	—	6	1,762
Total loans	2	$1,816	8	$2,029

The outstanding balances in Table 6.1 include acquired impaired loans with a recorded investment of $2.8 million or 0.2% of total loans as of June 30, 2016, compared to $3.5 million or 0.3% of total loans as of December 31, 2015. The contractual principal in these acquired loans was $2.9 million as of June 30, 2016 compared to $3.8 million as of December 31, 2015. For these loans, the allowance for loan losses was decreased by $9.2 thousand and $199.5 thousand during the three and six months ended June 30, 2016, respectively, compared to a decrease of $4.2 thousand and an increase of $74.9 thousand during the three and six months ended June 30, 2015, respectively. The balances do not include future accretable net interest on the acquired impaired loans.

Table 6.9: Accretable Yield of Purchased Credit Impaired Loans
	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	($ in thousands)
Accretable yield at beginning of period	$1,010	$1,415	$1,208	$1,484
Accretion (including cash recoveries)	(48)	(91)	(132)	(180)
Net reclassifications to accretable from non-accretable	206	30	245	50
Disposals (including maturities, foreclosures, and charge-offs)	—	—	(153)	—
Accretable yield at end of period	$1,168	$1,354	$1,168	$1,354

Table 6.10: Non-Performing Assets
	June 30, 2016	December 31, 2015
	($ in thousands)
Non-accrual loans	$7,417	$10,201
90+ days still accruing	13	28
Troubled debt restructurings still accruing	3,616	4,269
Other real estate owned	2,159	—
Total non-performing assets	$13,205	$14,498

As of June 30, 2016 and December 31, 2015, there was one loan and one loan, respectively, past due more than 90 days that were still accruing. If interest had been earned on the non-accrual loans, interest income on these loans would have been approximately $143.4 thousand and $298.0 thousand for the three and six months ended June 30, 2016, respectively, compared to $71.9 thousand and $173.8 thousand for the three and six months ended June 30, 2015, respectively. The Company has no remaining commitment to fund non-performing loans.

7. ALLOWANCE FOR LOAN LOSSES

Table 7.1: Changes in Allowance for Loan Losses by Loan Class
	June 30, 2016
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	($ in thousands)
For the Three Months Ended:
Beginning Balance	$2,413	$6,223	$1,464	$2,090	$139	$12,329
Provision for loan losses	160	205	120	374	121	980
Charge-offs	—	(37)	(40)	(652)	—	(729)
Recoveries	—	—	8	6	1	15
Ending Balance	$2,573	$6,391	$1,552	$1,818	$261	$12,595

For the Six Months Ended:
Beginning Balance	$2,321	$6,125	$1,532	$2,172	$139	$12,289
Provisions for loan losses	281	846	35	322	121	1,605
Charge-offs	(31)	(580)	(48)	(690)	(1)	(1,350)
Recoveries	2	—	33	14	2	51
Ending Balance	$2,573	$6,391	$1,552	$1,818	$261	$12,595

	June 30, 2015
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	($ in thousands)
For the Three Months Ended:
Beginning Balance	$1,461	$5,585	$1,286	$1,497	$26	$9,855
Provision for loan losses	189	41	74	545	1	850
Charge-offs	—	(10)	(118)	—	(6)	(134)
Recoveries	—	—	48	6	1	55
Ending Balance	$1,650	$5,616	$1,290	$2,048	$22	$10,626

For the Six Months Ended:
Beginning Balance	$1,028	$5,674	$920	$1,612	$23	$9,257
Provision for loan losses	622	80	424	421	3	1,550
Charge-offs	—	(138)	(143)	—	(6)	(287)
Recoveries	—	—	89	15	2	106
Ending Balance	$1,650	$5,616	$1,290	$2,048	$22	$10,626

Table 7.2: Loans Held for Investment and Related Allowance for Loan Losses by Impairment Method and Loan Class
	As of June 30, 2016
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	($ in thousands)
Ending Balance:
Evaluated collectively for impairment	$270,384	$686,394	$248,892	$162,619	$6,839	$1,375,128
Evaluated individually for impairment	92	2,558	4,528	3,502	353	11,033
Evaluated individually for impairment but not deemed to be impaired	—	3,442	1,100	820	—	5,362
	$270,476	$692,394	$254,520	$166,941	$7,192	$1,391,523

Allowance for Losses:
Evaluated collectively for impairment	$2,572	$5,609	$1,292	$877	$26	$10,376
Evaluated individually for impairment	1	679	240	878	235	2,033
Evaluated individually for impairment but not deemed to be impaired	—	103	20	63	—	186
	$2,573	$6,391	$1,552	$1,818	$261	$12,595

	As of December 31, 2015
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	($ in thousands)
Ending Balance:
Evaluated collectively for impairment	$249,312	$643,617	$235,885	$145,217	$5,932	$1,279,963
Evaluated individually for impairment	121	5,458	3,488	5,050	353	14,470
Evaluated individually for impairment but not deemed to be impaired	—	8,035	2,022	3,593	—	13,650
	$249,433	$657,110	$241,395	$153,860	$6,285	$1,308,083

Allowance for Losses:
Evaluated collectively for impairment	$2,291	$4,990	$1,181	$787	$20	$9,269
Evaluated individually for impairment	30	972	170	1,209	119	2,500
Evaluated individually for impairment but not deemed to be impaired	—	163	181	176	—	520
	$2,321	$6,125	$1,532	$2,172	$139	$12,289

Table 7.3: Specific Allocation for Impaired Loans by Loan Class
	June 30, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
	($ in thousands)
With no related allowance:
Construction and development	$—	$—	$—	$—	$—	$—
Commercial real estate	89	87	—	317	278	—
Residential real estate	3,208	3,082	—	2,397	2,297	—
Commercial and industrial	882	598	—	407	313	—
Consumer	—	—	—	—	—	—
Total with no related allowance	4,179	3,767	—	3,121	2,888	—
With an allowance recorded:
Construction and development	107	92	1	291	121	30
Commercial real estate	2,522	2,471	679	5,313	5,180	972
Residential real estate	1,457	1,446	240	1,205	1,191	170
Commercial and industrial	2,967	2,904	878	5,146	4,737	1,209
Consumer	352	353	235	353	353	119
Total with an allowance recorded	7,405	7,266	2,033	12,308	11,582	2,500
Total impaired loans	$11,584	$11,033	$2,033	$15,429	$14,470	$2,500

Table 7.4: Average Impaired Loan Balance by Loan Class
	For the Three Months Ended
	June 30, 2016		June 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	($ in thousands)
With no related allowance:
Construction and development	$—	$—	$—	$—
Commercial real estate	728	—	8,989	101
Residential real estate	3,547	32	1,759	15
Commercial and industrial	1,974	1	848	3
Consumer	—	—	259	—
Total with no related allowance	6,249	33	11,855	119
With an allowance recorded:
Construction and development	92	—	233	—
Commercial real estate	2,479	—	7,727	82
Residential real estate	1,448	10	2,027	20
Commercial and industrial	2,949	2	5,167	76
Consumer	353	7	87	2
Total with an allowance recorded	7,321	19	15,241	180
Total average impaired loans	$13,570	$52	$27,096	$299

	For the Six Months Ended
	June 30, 2016		June 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	($ in thousands)
With no related allowance:
Construction and development	$30	$—	$—	$—
Commercial real estate	2,960	—	9,657	201
Residential real estate	4,440	65	1,868	30
Commercial and industrial	2,301	2	765	5
Consumer	—	—	261	—
Total with no related allowance	9,731	67	12,551	236
With an allowance recorded:
Construction and development	92	—	236	—
Commercial real estate	2,483	—	7,765	164
Residential real estate	1,521	21	1,930	40
Commercial and industrial	3,900	13	4,930	153
Consumer	353	14	51	5
Total with an allowance recorded	8,349	48	14,912	362
Total average impaired loans	$18,080	$115	$27,463	$598

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

Table 8.1: Changes in OREO
	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	($ in thousands)
Balance at beginning of period	$1,675	$451	$—	$361
Properties acquired at foreclosure	581	—	2,256	90
Sales of foreclosed properties	—	(160)	—	(160)
Write-downs	(97)	—	(97)	—
Balance at end of period	$2,159	$291	$2,159	$291

Table 8.2: OREO Expenses
	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	($ in thousands)
Write-downs	$97	$—	$97	$—
Operating expenses, net of rental income	16	9	19	14
Total OREO expense	$113	$9	$116	$14

As of June 30, 2016, the Company had approximately $447.0 thousand in loans in the process of foreclosure.

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
Core deposit intangibles arise when an acquired bank or branch has a stable deposit base comprised of funds associated with long-term customer relationships. The intangible asset value derives from customer relationships that provide a low-cost source of funding. The Bank’s core deposit intangibles arising from acquisitions are amortized over a five year period for non-interest bearing deposits and interest-bearing NOW accounts. Conversely, core deposit intangibles arising from savings accounts are being amortized over an eight year period. As a part of the 1st Portfolio Acquisition that closed on July 31, 2015, the Company recognized $5.2 million of goodwill and a client list intangible asset of $1.4 million. The client list is being amortized over a 15 year term beginning in August 2015. See Note 3 for further details on the 1st Portfolio Acquisition. The Company performs annual impairment tests on goodwill in the fourth quarter of each year using the fair value approach. There was no impairment of goodwill during the periods ended June 30, 2016 and June 30, 2015.

Table 9: Goodwill and Identifiable Intangibles
	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	($ in thousands)
Goodwill:
Balance, beginning of period	$11,420	$6,240	$11,431	$6,240
Goodwill additions/(reductions)	—	—	(11)	—
Balance, end of period	$11,420	$6,240	$11,420	$6,240

Identifiable intangibles:
Core deposit intangible balance, beginning of period	$438	$611	$481	$654
Addition of core deposit intangibles	—	—	—	—
Amortization of core deposit intangibles	(43)	(43)	(86)	(86)
Core deposit intangible balance, net, end of period	$395	$568	$395	$568

Client list intangible balance, beginning of period	$1,382	$—	$1,407	$—
Addition of client list intangibles	—	—	—	—
Amortization of client list intangibles	(24)	—	(49)	—
Client list intangible balance, net, end of period	$1,358	$—	$1,358	$—
Total intangibles, net	$13,173	$6,808	$13,173	$6,808

10. DEPOSITS

Table 10.1: Composition of Deposits
	June 30, 2016	December 31, 2015
	($ in thousands)
Demand deposit accounts	$418,404	$304,425
NOW accounts	153,261	115,459
Money market accounts	253,207	309,940
Savings accounts	231,934	163,289
Time deposits under $100,000	76,106	81,771
Time deposits $100,000 through $250,000	273,200	242,683
Time deposits over $250,000	142,765	115,675
Total deposits	$1,548,877	$1,333,242

Time deposits include CDARS balances. The CDARS deposits are customer deposits that are placed in the CDARS network to maximize the FDIC insurance coverage for clients. CDARS balances were $42.2 million and $44.3 million as of June 30, 2016 and December 31, 2015, respectively. The Bank did not have any brokered deposits as of June 30, 2016 or December 31, 2015. As of June 30, 2016 and December 31, 2015, approximately $789.8 million and $644.3 million, respectively, in deposits were in excess of FDIC insurance limits.

Table 10.2: Scheduled Maturities of Time Deposits
	June 30, 2016	December 31, 2015
	($ in thousands)
Within 1 Year	$308,436	$295,442
1 - 2 years	110,395	75,869
2 - 3 years	39,955	32,651
3 - 4 years	19,556	21,446
4 - 5 years	13,475	14,472
5+ years	254	249
Total	$492,071	$440,129

11. OTHER BORROWINGS
Other borrowings consist of $9.1 million and $6.9 million of customer repurchase agreements as of June 30, 2016 and December 31, 2015, respectively. Customer repurchase agreements are overnight and continuous standard commercial banking transactions that involve a Bank customer instead of a wholesale bank or broker. The average rate of these repurchase agreements was 0.05% as of both June 30, 2016 and December 31, 2015. As of June 30, 2016, these repurchase agreements were backed by $4.7 million of collateralized mortgage obligations and $4.4 million of mortgage-backed securities, compared to $3.8 million and $3.1 million, respectively, as of December 31, 2015. In addition, the Bank maintains $124.5 million in unsecured lines of credit with a variety of correspondent banks. As of June 30, 2016, there were no outstanding balances on these lines of credit. The parent company also maintains a $5.0 million unsecured line of credit with a bank.

12. FEDERAL HOME LOAN BANK ADVANCES
As a member of the FHLB, the Bank has access to numerous borrowing programs with total credit availability established at 25% of total quarter-end assets. FHLB advances are fully collateralized by pledges of certain qualifying real estate secured loans (see Note 4 - Cash and Cash Equivalents). The Bank also maintains a secured line of credit with the FHLB of Atlanta up to 25% of total assets or $463.4 million as of June 30, 2016 based on available collateral. As of June 30, 2016, the Bank’s borrowing capacity was $438.9 million of which $61.6 million was outstanding.

Table 12.1: Composition of FHLB Advances
	June 30, 2016	December 31, 2015
	($ in thousands)
As of period ended:
FHLB advances	$61,589	$107,579
FHLB purchase accounting mark	—	2,508
FHLB total	$61,589	$110,087
Weighted average outstanding effective interest rate	1.93%	1.62%

In late June 2016, the Company prepaid a long-term FHLB advance that was assumed during the Alliance acquisition which was completed in December of 2012. This $25.0 million advance had a coupon rate of 3.99% but an effective cost of 2.04% after considering the purchase accounting mark on the instrument. The instrument had a final maturity of February 26, 2021. The effective cost (prepayment penalty less release of the purchase accounting mark) to terminate the debt instrument was $1.04 million.

Table 12.2: FHLB Advances Average Balances
	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	($ in thousands)
Averages for the period:
FHLB advances	$114,435	$97,517	$113,072	$101,495
Average effective interest rate paid during the period	1.54%	1.53%	1.57%	1.47%
Maximum month-end balance outstanding	$131,098	$107,834	$131,098	$125,926

Table 12.3: Contractual Maturities of FHLB Advances
	June 30, 2016	December 31, 2015
	($ in thousands)
Within one year	$—	$15,000
1 - 2 years	7,500	7,500
2 - 3 years	12,179	7,500
3 - 4 years	22,959	25,869
4 - 5 years	7,500	15,000
5+ years	11,451	36,710
Total FHLB advances	$61,589	$107,579

13. LONG-TERM BORROWINGS

Table 13: Long-term Borrowings Detail
	June 30, 2016	December 31, 2015
	($ in thousands)
Subordinated debt	$25,000	$25,000
Trust preferred capital notes	10,310	10,310
Trust preferred capital notes purchase accounting mark	$(2,357)	$(2,426)
Long-term borrowings	$32,953	$32,884

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
Under current regulatory guidelines, the Subordinated Debt may constitute no more than 25% of total Tier 1 Capital. Any amount not eligible to be counted as Tier 1 Capital is considered to be Tier 2 Capital. As of June 30, 2016, the entire amount of Subordinated Debt was considered Tier 1 Capital.
On June 30, 2003, Alliance invested $300.0 thousand as common equity into a wholly-owned Delaware statutory business trust (the “Trust”). Simultaneously, the Trust privately issued $10.0 million face amount of thirty-year floating rate trust preferred capital securities (the “Trust Preferred Capital Notes”) in a pooled trust preferred capital securities offering. The Trust used the offering proceeds, plus the equity, to purchase $10.3 million principal amount of Alliance’s floating rate junior subordinated debentures due 2033 (the “Subordinated Debentures”). Both the Trust Preferred Capital Notes and the Subordinated Debentures are callable at any time, without penalty. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rates as of June 30, 2016 and December 31, 2015 were 3.78% and 3.66%, respectively. The Trust Preferred Capital Notes are guaranteed by WashingtonFirst on a subordinated basis, and were recorded on WashingtonFirst’s books at the time of the Alliance acquisition at a discounted amount of $7.5 million, which was the fair value of the instruments at the time of the acquisition. The $2.5 million discount is being expensed monthly over the life of the obligation. Under the indenture governing the Trust Preferred Capital Notes, WashingtonFirst has the right to defer payments of interest for up to twenty consecutive quarterly periods. As of June 30, 2016, the Company was current on all interest payments.
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
In October 2015, the Company redeemed the remaining $8.9 million (8,898 shares) or 50% of the initial $17.8 million outstanding Series D Preferred Stock. These shares were redeemed at their liquidation value of $1,000 per share plus accrued dividends, for a total redemption price of $8.9 million. As of June 30, 2016, there were no shares outstanding of its Series D Preferred Stock.
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
In connection with the 1st Portfolio Acquisition, on July 31, 2015, the Company issued 916,410 shares of the Company’s common stock at a value of $17.05 as merger consideration to former stockholders of 1st Portfolio Holding Corporation. In accordance with the Agreement and Plan of Reorganization by and Among WashingtonFirst Bankshares, Inc., 1st Portfolio Holding Corporation and John Oswald, solely in his capacity as the FP Representative (the “Merger Agreement”), 47,895 of these shares were held in escrow until July 31, 2016 as security for the indemnification obligations of the FP Indemnity Security Holders as more particularly described in the Merger Agreement, and to make any payments to the Company as provided in therein. As of August 1, 2016, all 47,895 held in escrow for indemnification obligations were released to their respective owners as per the agreement.
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
The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Bank has $20.2 million in fixed rate commitments and $260.7 million in variable rate commitments.

Table 15.1: Outstanding Commitments to Extend Credit
	June 30, 2016	December 31, 2015
	($ in thousands)
Unused lines of credit as of period ended:
Loans held for sale	$5,750	$3,613
Commercial	100,086	109,143
Commercial real estate	128,639	145,022
Residential real estate	337	772
Home equity	44,101	42,036
Personal lines of credit	1,960	2,799
Total outstanding commitments to extend credit	$280,873	$303,385

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
Investment in Affordable Housing Project
The Bank has committed $1.0 million to the VCDC, a non-profit organization that seeks to gather capital from investors to build and operate low income housing programs. The Bank’s commitment is split evenly between two funds: the Housing Equity Fund of Virginia XVII, L.L.C (“Fund XVII”) and the Housing Equity Fund of Virginia XVIII, L.L.C. (“Fund XVIII”). The expected return on these two funds is in the form of tax credits and tax deductions from operating losses. The principal risk associated with such an investment results from potential noncompliance with the conditions in the tax law to qualify for the tax benefits, which could result in recapture of the tax benefits. As of June 30, 2016, the Bank had disbursed $190 thousand and $51 thousand to Fund XVII and Fund XVIII, respectively, as a result of investor capital calls. The Bank expects to make additional capital investments of $310 thousand by the end of 2017 for Fund XVII and additional capital investments of $450 thousand by the end of 2018 for Fund XVIII. The Bank accounts for the capital already disbursed in Other Assets on the balance sheet, and records related income using the effective interest method.

Other Contractual Arrangements
The Bank is party to a contract dated October 7, 2010, with Fiserv, for core data processing and item processing services integral to the operations of the Bank. Under the terms of the agreement, the Bank may cancel the agreement subject to a substantial cancellation penalty based on the current monthly billing and remaining term of the contract. The initial term of services provided shall end seven years following the date services are first used. Services were first provided beginning May 16, 2011 and will expire on May 15, 2018. The Bank expects to pay Fiserv approximately $1.2 million over the remaining life of the contract.
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
Since the derivative instruments are not designated as hedging instruments, the fair value of the derivatives are recorded by the Mortgage Company as a freestanding asset or liability with the change in value being recognized in current net income during the period of change. As of June 30, 2016 and December 31, 2015, the Mortgage Company had open forward contracts with a notional value of $76.5 million and $35.0 million, respectively. The open forward delivery contracts are composed of forward sales of MBS. The fair value of these open forward contracts was a liability of $712.4 thousand and $27.7 thousand as of June 30, 2016 and December 31, 2015, respectively. Certain additional risks arise from these forward delivery contracts in that the counterparties to the contracts may not be able to meet the terms of the contracts. The Company does not expect any counterparty to fail to meet its obligation. Additional risks inherent in mandatory delivery programs include the risk that if the Company does not close the loans subject to interest rate risk lock commitments, they will be obligated to deliver MBS to the counterparty under the forward sales agreement. Should this be required, the Company could incur significant costs in acquiring replacement loans or MBS and such costs could have an adverse effect on mortgage banking operations in future periods.
Interest rate lock commitments totaled $77.3 million (notional amount) as of June 30, 2016. Fair values of these best efforts commitments were $635.8 thousand as of June 30, 2016.

16. RELATED PARTY TRANSACTIONS
The aggregate amount of loans outstanding to employees, officers, directors, and to companies in which the Company’s directors were principal owners, amounted to $21.3 million, or 1.5% of total loans, and $23.7 million, or 1.8% of total loans, as of June 30, 2016 and December 31, 2015, respectively. For the three and six months ended June 30, 2016, principal advances to related parties totaled $0.5 million and $1.0 million, respectively and principal repayments and other reductions totaled $3.0 million and $3.8 million for the same periods.
Total deposit accounts with related parties totaled $29.3 million and $26.7 million as of June 30, 2016 and December 31, 2015, respectively.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, Common Equity Tier 1 and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, in each case as those terms are defined in the regulations. As of June 30, 2016, Management believes the Company satisfied all capital adequacy requirements to which it was subject to and that the Company and Bank were “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios, as set forth in the table below.

Additionally, under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over three years beginning in 2016. We have included the 0.625% increase for 2016 in our minimum capital adequacy ratios in the table below. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. As of June 30, 2016, the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if all such requirements were currently in effect. The capital buffer provisions as of June 30, 2016, are presented in the table below as well.

Table 17: Capital Amounts, Ratios and Regulatory Requirements Summary
	Actual		To Be Well Capitalized Under Prompt Corrective Action Provisions		For Minimum Capital Adequacy Purposes		For Minimum Capital Adequacy Purposes with Capital Buffer (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of June 30, 2016:
Total risk-based capital ratio
Consolidated	$217,724	14.52%	n/a	n/a	$119,920	>8.0%	$129,288	>8.625%
Bank	203,149	13.56%	$149,780	>10.0%	119,824	>8.0%	129,185	>8.625%
Tier 1 risk-based capital ratio
Consolidated	180,129	12.02%	n/a	n/a	89,940	>6.0%	99,308	>6.625%
Bank	190,554	12.72%	119,824	>8.0%	89,868	>6.0%	99,229	>6.625%
Common Equity Tier 1 risk-based capital ratio
Consolidated	172,176	11.49%	n/a	n/a	67,455	>4.5%	76,823	>5.125%
Bank	190,554	12.72%	97,357	>6.5%	67,401	>4.5%	76,762	>5.125%
Tier 1 leverage ratio
Consolidated	180,129	10.07%	n/a	n/a	71,568	>4.0%	n/a	n/a
Bank	190,554	10.65%	89,427	>5.0%	71,541	>4.0%	n/a	n/a

As of December 31, 2015:
Total risk-based capital ratio
Consolidated	$209,962	14.86%	n/a	n/a	$113,022	>8.0%	n/a	n/a
Bank	193,214	13.70%	$141,050	>10.0%	112,840	>8.0%	n/a	n/a
Tier 1 risk-based capital ratio
Consolidated	172,673	12.22%	n/a	n/a	84,766	>6.0%	n/a	n/a
Bank	180,925	12.83%	112,840	>8.0%	84,630	>6.0%	n/a	n/a
Common Equity Tier 1 risk-based capital ratio
Consolidated	164,789	11.66%	n/a	n/a	63,575	>4.5%	n/a	n/a
Bank	180,925	12.83%	91,683	>6.5%	63,473	>4.5%	n/a	n/a
Tier 1 leverage ratio
Consolidated	172,673	10.67%	n/a	n/a	64,730	>4.0%	n/a	n/a
Bank	180,925	11.19%	80,808	>5.0%	64,646	>4.0%	n/a	n/a
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
Under ASC 718, the Company recognizes compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides services in exchange for the award. Compensation cost is measured based on the fair value of the equity instrument issued at the date of grant. For the six months ended June 30, 2016, and June 30, 2015, the Company recognized $271.5 thousand and $185.7 thousand in expenses, respectively, related to these awards. The total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan as of both June 30, 2016, and June 30, 2015, was $1.5 million and $0.9 million, respectively, and is expected to be recognized over a weighted average period of 3.96 years and 4.02 years, respectively.

Table 18.1: Stock Options
	For the Six Months Ended June 30,
	2016		2015
	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price
Outstanding, beginning of year	632,036	$12.18	547,695	$10.96
Options granted or exchanged	80,778	20.98	65,826	15.92
Exercised	(53,421)	11.35	(33,769)	9.48
Canceled or forfeited	(14,481)	15.19	(250)	15.92
Outstanding, end of period	644,912	$13.24	579,502	$11.63
Exercisable at end of period	283,242	$12.15	286,432	$11.53

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

Table 18.2: Fair Value Assumptions for Stock Option Awards
	For the Six Months Ended June 30,
	2016	2015
Weighted-average risk-free interest rate	1.46%	2.19%
Expected dividend yield	1.14%	1.26%
Weighted-average expected volatility	52.42%	59.90%
Weighted-average expected life (in years)	6.9	10.0
Weighted-average fair value of each option granted	$9.95	$9.40

Table 18.3: Stock Options Outstanding
	As of June 30, 2016
	Outstanding		Exercisable
Range of Exercise Prices	Stock Options	Weighted-Average Remaining Contractual Life	Stock Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$8.00 - $9.99	16,777	3.4	16,777	3.4	$8.68
$10.00 - $10.99	270,217	6	65,501	5.5	10.61
$11.00 - $11.99	16,908	1.2	16,908	1.2	11.97
$12.00 - $12.99	111,290	1.2	111,290	1.2	12.10
$13.00 - $13.99	46,090	0.9	46,090	0.9	13.82
$14.00 - $14.99	11,110	2.9	5,474	2.7	14.49
$15.00 - $15.99	74,350	7.9	19,592	6.8	15.84
$16.00 - $16.99	6,442	3.5	1,610	1.8	16.56
$17.00 - $22.99	91,728	9.6	—	0	—
	644,912	5.3	283,242	2.7	$12.15

As of June 30, 2016, and June 30, 2015, the intrinsic value of stock options outstanding was $5.4 million and $3.0 million, respectively.

Table 18.4: Non-Vested Restricted Stock
	For the Six Months Ended June 30,
	2016		2015
	Non-vested Restricted Stock	Weighted-Average Grant Date Fair Value	Non-vested Restricted Stock	Weighted-Average Grant Date Fair Value
Outstanding, beginning of year	42,369	$9.36	61,409	$9.59
Granted	—	—	—	—
Canceled	(1,140)	14.14	(244)	14.31
Vested and issued	(14,368)	12.58	(19,160)	11.83
Outstanding, end of period	26,861	$7.43	42,005	$8.54

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

Table 19: Basic and Dilutive Earnings Per Share
	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	($ in thousands, except for per share amounts)
Net income	$4,398	$2,767	$8,322	$5,557
Less: SBLF dividends	—	(23)	—	(51)
Net income available to common shareholders	$4,398	$2,744	$8,322	$5,506

Weighted average number of shares outstanding	12,240,278	9,596,558	12,225,484	9,583,376
Effect of dilutive securities:
Restricted stock, stock options and warrants (1)	213,410	156,777	217,461	149,538
Diluted weighted average number of shares outstanding	12,453,688	9,753,335	12,442,945	9,732,914

Basic earnings per share	$0.36	$0.28	$0.68	$0.57
Diluted earnings per share	$0.35	$0.28	$0.67	$0.57
(1) For the three and six months ended June 30, 2016 and 2015 all restricted stock, stock options and warrants were dilutive.

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
Net transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period. There were no transfers within the fair value hierarchy for fair value measurements of WashingtonFirst’s investment securities during the six months ended June 30, 2016 or 2015.
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
Fair Value Classification and Transfers
Fair values estimated by management in the absence of readily determinable fair values are classified as Level 3. As of June 30, 2016, WashingtonFirst’s Level 3 assets and liabilities recorded were $12.5 million or approximately 0.7% of total assets and 4.6% of financial instruments measured at fair value. As of December 31, 2015, level 3 assets and liabilities were at $16.6 million or approximately 1.0% of total assets and 7.0% of financial instruments measured at fair value.
The following tables present information about WashingtonFirst’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2016 and December 31, 2015, respectively, and indicate the fair value hierarchy of the valuation techniques used by WashingtonFirst to determine such fair value:

Table 20.1: Summary of Assets and Liabilities Measured at Fair Value
	As of June 30, 2016
	Level 1	Level 2	Level 3	Total
	($ in thousands)
Recurring:
Assets:
U.S. Treasuries	$5,184	$—	$—	$5,184
U.S. Government agencies	—	73,033	—	73,033
Mortgage-backed securities	—	84,376	—	84,376
Collateralized mortgage obligations	—	86,301	—	86,301
Taxable state and municipal securities	—	8,445	—	8,445
Tax-exempt state and municipal securities	—	3,336	—	3,336
Financial derivatives	—	—	636	636
Total recurring assets at fair value	$5,184	$255,491	$636	$261,311
Liabilities:
Financial derivatives	$—	$—	$712	$712
Total recurring liabilities at fair value	$—	$—	$712	$712
Nonrecurring:
Assets:
Loans held for investment (1)	$—	$—	$9,000	$9,000
Other real estate owned	—	—	2,159	2,159
Total nonrecurring assets at fair value	$—	$—	$11,159	$11,159

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
	($ in thousands)
Recurring:
Assets:
U.S. Treasuries	$9,618	$—	$—	$9,618
U.S. Government agencies	—	96,016	—	96,016
Mortgage-backed securities	—	58,876	—	58,876
Collateralized mortgage obligations	—	40,398	—	40,398
Taxable state and municipal securities	—	10,853	—	10,853
Tax-exempt state and municipal securities	—	4,352	—	4,352
Financial derivatives	—	—	93	93
Total recurring assets at fair value	$9,618	$210,495	$93	$220,206
Liabilities:
Financial derivatives	—	—	27	27
Total recurring liabilities at fair value	$—	$—	$27	$27
Nonrecurring:
Assets:
Loans held for investment (1)	$—	$—	$16,521	$16,521
Other real estate owned	—	—	—	—
Total nonrecurring assets at fair value	$—	$—	$16,521	$16,521

(1)	Represents the impaired loans, net of allowance, that have been individually evaluated and reserved for.

The recurring Level 3 assets and liabilities are related to the fair value of the interest rate locks recorded by 1st Portfolio Lending (acquired in July 2015). These derivatives represent the fair value of the interest rate locks and forward sales contracts of mortgage backed securities. The fair value utilizes market pricing for the valuation with the unobservable inputs being the estimated pull-through percentages which ranges from 70% to 90%. For more information on these derivatives, see Part II, Note 15 - Commitments and Contingencies. There were no significant transfers in or out of level 3 as of June 30, 2016, and December 31, 2015, respectively.

Table 20.2: Estimated Fair Values and Carrying Values for Financial Assets, Liabilities and Commitments
	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ in thousands)
Assets:
Cash and cash equivalents	$99,441	$99,441	$62,753	$62,753
Investment securities	260,675	260,675	220,113	220,113
Restricted Stock	4,481	4,481	6,128	6,128
Loans held for sale	52,198	53,828	36,494	37,389
Loans held for investment, net	1,378,928	1,428,267	1,295,794	1,334,205
Bank-owned life insurance	13,701	13,701	13,521	13,521
Derivatives	636	636	93	93
Liabilities:
Time deposits	492,071	494,951	440,129	440,584
Other borrowings	9,021	9,021	6,942	6,942
FHLB advances	61,589	63,062	110,087	112,994
Long-term borrowings	32,953	45,919	32,884	44,309
Derivatives	712	712	27	27
Off-balance sheet instruments	—	—	—	—

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
Loans Held for Investment, net (including impaired loans). For certain homogeneous categories of loans, such as some residential mortgages, and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics resulting in a Level 3 classification. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities resulting in a Level 3 classification.
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
21. SEGMENT REPORTING

Beginning in 2015, the Company has three reportable segments: traditional commercial banking, a mortgage banking business, and a wealth management business. Revenues from commercial banking operations consist primarily of interest earned on loans and investment securities and fees from deposit services. Mortgage banking operating revenues consist principally of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary market, and loan origination fee income. Wealth management operating revenues consist of fees for portfolio asset management and transactional fees charged to clients. The commercial banking segment provides the mortgage banking segment with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest based on a premium over their cost to borrow funds. These transactions are eliminated in the consolidation process. The following table presents segment information for the three and six months ended June 30, 2016. The Company did not have mortgage banking and wealth management segments prior to the acquisition of 1st Portfolio Holding Corporation in July 2015 - see Note 3 Acquisition Activities for more information.

Table 21.1: Segment Reporting (QTD)
	For the Three Months Ended June 30, 2016
	Commercial Banking	Mortgage Banking	Wealth Management	Other (1)	Consolidated Totals
	($ in thousands)
Revenues:
Interest income	$18,035	$439	$—	$(292)	$18,182
Gain on sale of loans	—	5,287	—	—	5,287
Other revenues	1,416	1,344	450	(7)	3,203
Total income	$19,451	$7,070	$450	$(299)	$26,672

Expenses:
Interest expense	$2,662	$292	$1	$226	$3,181
Salaries and employee benefits	4,834	4,053	248	218	9,353
Other expenses	8,165	1,578	145	(148)	9,740
Total expenses	$15,661	$5,923	$394	$296	$22,274

Net Income (loss)	$3,790	$1,147	$56	$(595)	$4,398

Total assets	$1,783,942	$65,550	$3,527	$647	$1,853,666
(1) Includes parent company and intercompany eliminations

Table 21.2: Segment Reporting (YTD)
	For the Six Months Ended June 30, 2016
	Commercial Banking	Mortgage Banking	Wealth Management	Other (1)	Consolidated Totals
	($ in thousands)
Revenues:
Interest income	$35,457	$729	$—	$(460)	$35,726
Gain on sale of loans	—	8,029	—	—	8,029
Other revenues	1,802	2,564	886	(10)	5,242
Total income	$37,259	$11,322	$886	$(470)	$48,997

Expenses:
Interest expense	$5,130	$460	$2	$580	$6,172
Salaries and employee benefits	9,561	6,674	486	436	17,157
Other expenses	14,849	2,513	283	(299)	17,346
Total expenses	$29,540	$9,647	$771	$717	$40,675

Net Income (loss)	$7,719	$1,675	$115	$(1,187)	$8,322

Total assets	$1,783,942	$65,550	$3,527	$647	$1,853,666
(1) Includes parent company and intercompany eliminations

During the three and six months ended June 30, 2016, the mortgage subsidiary originated $216.9 million and $339.6 million, respectively, of total loan volume. Assets under management grew to $245.1 million as of June 30, 2016, at the wealth management subsidiary. The Company did not have segments during the first half of 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read together with WashingtonFirst’s financial statements and the related notes to the financial statements for the three and six months ended June 30, 2016, and 2015.

Cautionary Note Regarding Forward-Looking Statements
The following discussion and other sections to which the Company has referred you contains management’s comments on the Company’s business strategy and outlook, and such discussions contain forward-looking statements. These forward-looking statements reflect the expectations, beliefs, plans and objectives of management about future financial performance and assumptions underlying management’s judgment concerning the matters discussed, and accordingly, involve estimates, assumptions, judgments and uncertainties. The Company’s actual results could differ materially from those discussed in the forward-looking statements and the discussion below is not necessarily indicative of future results. Factors that could cause or contribute to any differences include, but are not limited to, those discussed in Part II, Item 1A - “Risk Factors.”
This report, as well as other periodic reports filed with the SEC, and written or oral communications made from time to time by or on behalf of the Company, may contain statements relating to future events or future results and their effects that are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “intend,” and “potential,” or words of similar meaning, or future or conditional verbs such as “should,” “could,” or “may” or the negative of those terms or other variations of them or comparable terminology. Forward-looking statements include statements of the Company’s goals, intentions and expectations; statements regarding its business plans, prospects, growth and operating strategies; statements regarding the quality of its loan and investment portfolios; and estimates of its risks and future costs and benefits.
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
WashingtonFirst recognized approximately $2.6 million of goodwill as a part of the Millennium Transaction in 2014 and approximately $5.2 million of goodwill as part of the 1st Portfolio acquisition in 2015. No goodwill impairment was recognized for the three and six months ended June 30, 2016, or 2015.
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

•	In July 2015, the Company successfully completed its acquisition of 1st Portfolio. As of June 30, 2016, the mortgage and wealth advisory businesses were performing as expected.

•
Net interest income after provision for loan losses for the three months ended June 30, 2016 increased $1.7 million or 13.8% to $14.0 million compared to $12.3 million for the three months ended June 30, 2015. Net interest income after provision for loan losses for the six months ended June 30, 2016 increased $4.0 million or 16.8% to $27.9 million compared to $23.9 million for the six months ended June 30, 2015. This increase is primarily attributable to growth in earning assets of the Bank.

•
During the six months ended June 30, 2016, the mortgage segment generated $11.3 million in gross revenue on $339.6 million of mortgage production, which contributed net income of $1.7 million or $0.13 cents per share fully diluted.

•
Net income available to common shareholders was $4.4 million for the three months ended June 30, 2016, compared to $2.7 million for the three months ended June 30, 2015. Diluted earnings per share were $0.35 per common share for the three months ended June 30, 2016, compared to $0.28 per common share for the three months June 30, 2015. This $1.7 million (60.3%) increase in earnings is primarily attributable to the growth in earning assets of the Bank and the acquisition of 1st Portfolio in July 2015.

•
As of June 30, 2016 and December 31, 2015, total assets were $1.9 billion and $1.7 billion, respectively. Total net loans held for investment increased by $83.1 million (6.4%) from $1.30 billion as of December 31, 2015, to $1.38 billion as of June 30, 2016. This increase is attributable to organic growth from our existing lending team. During the same period, total deposits increased $215.6 million (16.2%) to $1.5 billion. This increase is attributable to core deposit growth.

•
As of June 30, 2016, WashingtonFirst had $13.2 million in non-performing assets, a decrease of $1.3 million from $14.5 million at December 31, 2015. Allowance for loan losses increased to $12.6 million during second quarter 2016 increasing $306.0 thousand compared to December 31, 2015. The increase in the allowance was driven by provisions of $1.6 million partially offset by net charge-offs of $1.3 million.

•
In late June 2016, the Company prepaid a long-term FHLB advance that was assumed during the Alliance acquisition which was completed in December of 2012. This $25.0 million advance had a coupon rate of 3.99% but an effective cost of 2.04% after considering the purchase accounting mark on the instrument. The instrument had a final maturity of February 26, 2021. The effective cost (prepayment penalty less release of the purchase accounting mark) to terminate the debt instrument was $1.04 million. The Company sold approximately $29.7 million of investment securities at a gain of $1.08 million during the three months ended June 30, 2016, to offset the cost of the prepayment penalty. The overall objectives of these transactions was to delever the balance sheet, produce a net neutral effect of the termination penalty and aid long-term performance metrics.

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

Results of Operations

Table M1: Selected Performance Ratios
	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	($ in thousands, except earnings per share)
Average total assets	$1,803,409	$1,425,512	$1,742,894	$1,390,913
Average shareholders' equity	187,793	135,853	185,642	135,765
Net income	4,398	2,767	8,322	5,557
Basic earnings per common share	$0.36	$0.28	$0.68	$0.57
Fully diluted earnings per common share	$0.35	$0.28	$0.67	$0.57
Return on average assets (1)	0.98%	0.78%	0.96%	0.81%
Return on average shareholders' equity (1)	9.42%	8.17%	9.01%	8.25%
Average shareholders' equity to average total assets	10.41%	9.53%	10.65%	9.76%
Efficiency ratio (2)	64.65%	62.46%	64.77%	61.78%
Dividend payout ratio	16.67%	17.86%	17.65%	17.54%
(1) Annualized
(2) Total non-interest expense (less debt extinguishment costs) divided by the sum of net interest income and total non-interest income (less gain on sale of AFS securities)

The following tables provide information regarding interest-earning assets and funding for the three and six months ended June 30, 2016 and 2015. The balance of non-accruing loans is included in the average balance of loans presented, though the related income is accounted for on a cash basis. Therefore, as the balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly. The increase in average rate on interest-bearing deposit accounts is consistent with general trends in average short-term rates during the periods presented. The upward trend in the average rate on time deposits reflects the maturity of older time deposits and the issuance of new time deposits at higher market rates.

Table M2: Average Balances, Interest Income and Expense and Average Yield and Rates
	For the Three Months Ended
	June 30, 2016			June 30, 2015
	Average Balance	Income/ Expense	Yield/ Rate (6)	Average Balance	Income/ Expense	Yield/ Rate (6)
	($ in thousands)
Assets
Interest-earning assets:
Loans (1)	$1,412,294	$16,836	4.72%	$1,127,847	$14,314	5.02%
Investment securities - taxable	278,690	1,178	1.67%	181,885	786	1.71%
Investment securities - tax-exempt (2)	3,822	24	2.48%	2,495	21	3.22%
Other equity securities	6,636	81	4.89%	5,581	56	4.02%
Interest-bearing balances	100	—	0.60%	6,649	11	0.66%
Federal funds sold	55,722	68	0.49%	63,845	68	0.43%
Total interest earning assets	1,757,264	18,187	4.09%	1,388,302	15,256	4.35%
Non-interest earning assets:
Cash and due from banks	2,712			3,378
Premises and equipment	7,713			6,094
Other real estate owned	2,044			376
Other assets (3)	45,829			37,218
Less: allowance for loan losses	(12,153)			(9,856)
Total non-interest earning assets	46,145			37,210
Total Assets	$1,803,409			$1,425,512

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$124,079	$90	0.29%	$105,712	$61	0.23%
Money market deposit accounts	265,727	393	0.59%	206,856	251	0.49%
Savings accounts	215,544	382	0.71%	124,738	212	0.68%
Time deposits	485,482	1,335	1.11%	411,645	994	0.97%
Total interest-bearing deposits	1,090,832	2,200	0.81%	848,951	1,518	0.72%
FHLB advances	114,435	445	1.54%	97,517	378	1.53%
Other borrowings and long-term borrowings	38,895	536	5.52%	17,907	184	4.07%
Total interest-bearing liabilities	1,244,162	3,181	1.03%	964,375	2,080	0.86%
Non-interest-bearing liabilities:
Demand deposits	361,191			315,894
Other liabilities	10,263			9,390
Total non-interest-bearing liabilities	371,454			325,284
Total Liabilities	1,615,616			1,289,659
Shareholders’ Equity	187,793			135,853
Total Liabilities and Shareholders’ Equity	$1,803,409			$1,425,512

Interest Spread (4)			3.06%			3.49%
Net Interest Margin (2)(5)		$15,006	3.37%		$13,176	3.75%

(1)	Includes loans held for sale and loans placed on non-accrual status.

(2)
Yield and income presented on a fully taxable equivalent (FTE) basis using a federal statutory rate of 35 percent and includes $5 thousand and $4 thousand of FTE income for the three months ended June 30, 2016, and June 30, 2015, respectively.

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

Table M3: Average Balances, Interest Income and Expense and Average Yield and Rates
	For the Six Months Ended
	June 30, 2016			June 30, 2015
	Average Balance	Income/ Expense	Yield/ Rate (6)	Average Balance	Income/ Expense	Yield/ Rate (6)
	($ in thousands)
Assets
Interest-earning assets:
Loans (1)	$1,386,923	$33,227	4.74%	$1,099,723	$27,754	5.02%
Investment securities - taxable	250,511	2,170	1.71%	174,584	1,502	1.71%
Investment securities - tax-exempt (2)	3,955	50	2.50%	2,779	46	3.21%
Other equity securities	6,429	152	4.77%	5,829	117	4.04%
Interest-bearing balances	71	1	2.96%	8,549	27	0.65%
Federal funds sold	48,656	135	0.56%	63,248	126	0.40%
Total interest earning assets	1,696,545	35,735	4.17%	1,354,712	29,572	4.34%
Non-interest earning assets:
Cash and due from banks	2,346			3,173
Premises and equipment	7,672			6,136
Other real estate owned	1,238			369
Other assets (3)	47,376			36,131
Less: allowance for loan losses	(12,283)			(9,608)
Total non-interest earning assets	46,349			36,201
Total Assets	$1,742,894			$1,390,913

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$119,396	$176	0.30%	$101,477	$118	0.23%
Money market deposit accounts	281,590	831	0.59%	208,964	505	0.49%
Savings accounts	193,493	681	0.71%	126,433	428	0.68%
Time deposits	462,137	2,507	1.09%	394,880	1,918	0.98%
Total interest-bearing deposits	1,056,616	4,195	0.80%	831,754	2,969	0.72%
FHLB advances	113,072	899	1.57%	101,495	749	1.47%
Other borrowings and long-term borrowings	39,004	1,078	5.54%	17,814	366	4.11%
Total interest-bearing liabilities	1,208,692	6,172	1.02%	951,063	4,084	0.86%
Non-interest-bearing liabilities:
Demand deposits	335,292			295,561
Other liabilities	13,268			8,524
Total non-interest-bearing liabilities	348,560			304,085
Total Liabilities	1,557,252			1,255,148
Shareholders’ Equity	185,642			135,765
Total Liabilities and Shareholders’ Equity	$1,742,894			$1,390,913

Interest Spread (4)			3.15%			3.48%
Net Interest Margin (2)(5)		$29,563	3.44%		$25,488	3.74%

(1)	Includes loans held for sale and loans placed on non-accrual status.

(2)
Yield and income presented on a fully taxable equivalent (FTE) basis using a federal statutory rate of 35 percent and includes $9 thousand and $10 thousand of FTE income for the six months ended June 30, 2016, and June 30, 2015, respectively.

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

The following tables set forth information regarding the changes in the components of WashingtonFirst’s net interest income for the periods indicated. For each category, information is provided for changes attributable to changes in volume (change in volume multiplied by old rate) and changes in rate (change in rate multiplied by old volume). Combined rate/volume variances, the third element of the calculation, are allocated based on their relative size. The decreases in income due to changes in rate reflect the reset of variable rate investments, variable rate deposit accounts and adjustable rate mortgages to lower rates and the acquisition of new lower yielding investments and loans, as described above. The decrease in expense reflects the decreased cost of funding due to lower interest rates available in the debt markets. The increases due to changes in volume reflect the increase in on-balance sheet assets during the three and six months ended June 30, 2016 and 2015.

Table M4: Changes in Rate and Volume Analysis
	For the Three Months Ended June 30, 2016 Compared to Same Period 2015			For the Six Months Ended June 30, 2016 Compared to Same Period 2015
	(Decrease) Increase Due to			(Decrease) Increase Due to
	Rate	Volume	Total	Rate	Volume	Total
	($ in thousands)
Income from interest-earning assets:
Loans	$(4,988)	$7,510	$2,522	$(4,111)	$9,584	$5,473
Investment securities - taxable	(123)	515	392	—	668	668
Investment securities - tax exempt	(25)	28	3	(25)	29	4
Other equity securities	13	12	25	22	13	35
Interest bearing balances	(1)	(10)	(11)	66	(92)	(26)
Federal funds sold	37	(37)	—	80	(71)	9
Total income from interest-earning assets	(5,087)	8,018	2,931	(3,968)	10,131	6,163
Expense from interest-bearing liabilities:
Interest-bearing deposits	208	474	682	357	869	1,226
FHLB Advances	2	65	67	56	94	150
Borrowed funds	82	270	352	161	551	712
Total expense from interest-bearing liabilities	292	809	1,101	574	1,514	2,088
Increase (Decrease) in net interest income	$(5,379)	$7,209	$1,830	$(4,542)	$8,617	$4,075

Interest Earning Assets
Average loan balances were $1.4 billion for the six months ended June 30, 2016, compared to $1.1 billion for the six months ended June 30, 2015. This increase is attributable primarily to organic growth. The related interest income from loans was $33.2 million for the six months ended June 30, 2016 resulting in an average yield of 4.74%, compared to $27.8 million for the six months ended June 30, 2015, resulting in an average yield of 5.02%. The decrease in average yield on loans reflects competitive pressure on loan pricing during the period (including the repricing of adjustable rate loans). Interest rates are established for classes of loans that include variable rates based on the prime rate as reported by The Wall Street Journal or other identifiable bases while others carry fixed rates with terms as long as 15 years. Most variable rate originations include minimum initial rates and/or floors.
Taxable investment securities balances averaged $250.5 million for the six months ended June 30, 2016, compared to $174.6 million for the six months ended June 30, 2015. Interest income generated on these investment securities for the six months ended June 30, 2016 totaled $2.2 million, or a 1.71% yield, compared to $1.5 million or a 1.71% yield for the six months ended June 30, 2015.
Tax-exempt investment securities balances averaged $4.0 million for the six months ended June 30, 2016, compared to $2.8 million for the six months ended June 30, 2015. Interest income generated on these investment securities for the six months ended June 30, 2016 totaled $50.0 thousand, or a 2.50% yield, compared to 46.0 thousand or a 3.21% yield for the six months ended June 30, 2015. The yield for tax-exempt securities has been presented as fully taxable equivalent yield.
Other equity securities balances averaged $6.4 million for the six months ended June 30, 2016, compared to $5.8 million for the six months ended June 30, 2015. Interest income generated on these investment securities for the six months ended June 30, 2016 totaled $152.0 thousand, or a 4.77% yield, compared to $117.0 thousand or a 4.04% yield for the six months ended June 30, 2015.
Interest-bearing balances averaged $71.0 thousand for the six months ended June 30, 2016, compared to $8.5 million for the six months ended June 30, 2015. The change in average interest-bearing balances was primarily a result of shifting excess cash balances.

Interest income generated on these balances for the six months ended June 30, 2016 totaled $1.0 thousand, or a 2.96% yield, compared to $27.0 thousand or a 0.65% yield for the six months ended June 30, 2015.
Short-term investments in federal funds sold averaged $48.7 million for the six months ended June 30, 2016, compared to $63.2 million for the six months ended June 30, 2015. The decrease in average short-term investments in 2015 is attributable to loan growth out pacing deposit growth. Interest income generated on these assets for the six months ended June 30, 2016 totaled $135.0 thousand, or a 0.56% yield, compared to $126.0 thousand or a 0.40% yield the six months ended yield in June 30, 2015.
Interest Bearing Liabilities
Average interest-bearing deposits were $1.1 billion for the six months ended June 30, 2016 compared to $831.8 million for the six months ended 2015. The increase in the average interest-bearing deposits in 2016 and 2015 is the result of organic growth and acquisitions. The related interest expense from interest-bearing deposits was $4.2 million for the six months ended June 30, 2016, compared to $3.0 million for the six months ended 2015. The average rate on these deposits was 0.80% for the six months ended June 30, 2016, compared to 0.72% for the six months ended June 30, 2015. This increase in the cost of interest-bearing deposits is attributable to increased competition in the Company’s market, and changes in the mix of interest-bearing deposits. The increase in interest expense is primarily attributable to an increase in the average balance of interest bearing liabilities as well as changes in the mix of deposit funding.
FHLB advances averaged $113.1 million for the six months ended June 30, 2016, compared to $101.5 million for the six months ended June 30, 2015. Interest expense incurred on these borrowing for the six months ended June 30, 2016 totaled $899.0 thousand, or a 1.57% rate, compared to $749.0 thousand, or a 1.47% rate for the six months ended June 30, 2015. In late June 2016, the Company prepaid a long-term FHLB advance. This $25.0 million advance had a coupon rate of 3.99% but an effective cost of 2.04% after considering the purchase accounting mark on the instrument.
Other borrowings and long-term liabilities averaged $39.0 million for the three months ended June 30, 2016, compared to $17.8 million for the three months ended June 30, 2015. Interest expense incurred on these borrowing for the three months ended June 30, 2016 totaled $1.1 million, or a 5.54% rate, compared to $366.0 thousand, or a 4.11% rate for the three months ended June 30, 2015.
Non-Interest Income
For the three and six months ended June 30, 2016, non-interest income was $8.5 million and $13.3 million, respectively. An increase of $7.9 million and $12.1 million over the same periods ended June 30, 2015. This increase is primarily attributable to the acquisition of 1st Portfolio in July 2015. During the three and six months ended June 30, 2016, WashingtonFirst Mortgage realized gains on the sale of loans of $5.3 million and $8.0 million, respectively, compared to $97 thousand and $166 thousand realized by the Bank’s Mortgage Division for the three and six months ended June 30, 2015, respectively. WashingtonFirst Mortgage, formerly known as 1st Portfolio Lending. Gains realized in 2015 are related to the Bank’s mortgage division which was combined with WashingtonFirst Mortgage in August 2015 after the 1st Portfolio acquisition. Mortgage loan origination volume for the three and six months ended June 30, 2016 was $216.9 million and $339.6 million, respectively. The other significant factor impacting non-interest income was the Wealth Management segment which generated $443 thousand and $871 thousand in revenue for the three and six months ended June 30, 2016, respectively. During the three months ended June 30, 2016, the Company sold approximately $29.7 million of investment securities at a gain of $1.08 million to offset the cost of the prepayment penalty associated with the FHLB deleveraging transaction described earlier. For the six months ended June 30, 2016, the Company realized $1.2 million in gains on the sale of available-for-sale securities, compared to $22 thousand in gains for the six months ended June 30, 2015.
Non-interest income grew during both the three and six months ended June 30, 2016, by $7.9 million and $12.1 million, respectively, compared to the same periods ended June 30, 2015, as a result of the successful integration of the 1st Portfolio companies acquired in July 2015. The mortgage subsidiary acquired in the 1st Portfolio acquisition contributed $5.3 million and $8.0 million to non-interest income via gain on sale of loans, respectively, during the three and six months ended June 30, 2016, compared to $0.1 million and $0.2 million generated by the Bank's legacy mortgage operation for the same periods ending June 30, 2015. Additional fee income of $1.4 million and $2.6 million was generated by the mortgage subsidiary for the quarter and six months ended June 30, 2016, respectively. Wealth management activities began as a result of the 1st Portfolio acquisition. During the three and six months ended June 30, 2016, $0.4 million and $0.9 million, respectively, of non-interest income was derived from the wealth division. Prior to July 2015, no such income was generated. During the three and six months ended June 30, 2016, the mortgage subsidiary originated $216.9 million and $339.6 million, respectively, of total loan volume. Assets under management grew to $245.1 million as of June 30, 2016, at the wealth management subsidiary.

Non-Interest Expense
For the three and six months ended June 30, 2016, non-interest expense was $15.5 million and $28.0 million, respectively, an increase of $6.9 million and $11.6 million over the same periods ended June 30, 2015. This increase is primarily attributable to the acquisition of 1st Portfolio in July 2015. Compensation and employee benefits were $9.4 million and $4.6 million for the three months ended June 30, 2016 and 2015, respectively, and $17.2 million and $8.7 million for the six months ended June 30, 2016 and 2015. This increase is primarily attributable to mortgage lender commissions and increase in staff levels stemming from the 1st Portfolio Acquisition and organic growth in the banking segment. Increases in premises and equipment expense is primarily due to the increase in rent expense associated with the addition of two new branches and the 1st Portfolio Acquisition with 1st Portfolio’s two office locations. Increases in data processing expense is primarily attributable to increased core processing costs given the Bank’s growth and enhancements to network infrastructure. In late June 2016, the Company prepaid a long-term FHLB advance that was assumed during the Alliance acquisition. The effective cost (prepayment penalty less release of the purchase accounting mark) to terminate the $25.0 million debt instrument was $1.04 million. Changes in other operating expenses is outlined in the following table.

Table M5: Consolidated Statement of Operations - Other Operating Expenses Detail
	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	($ in thousands)
Other real estate owned expenses	$113	$9	$116	$14
Business and franchise tax	272	225	550	443
Advertising and promotional expenses	281	194	533	407
FDIC premiums	237	198	485	418
Postage, printing and supplies	60	36	108	82
Directors' fees	111	84	207	157
Insurance	53	59	109	107
Amortization of intangibles	67	43	134	86
Other	256	198	569	400
Other expenses	$1,450	$1,046	$2,811	$2,114

Provision for Income Taxes
Provision for income taxes were $2.6 million and $4.9 million for the three and six months ended June 30, 2016, respectively, compared to $1.6 million and $3.1 million during the same periods in 2015, resulting in effective tax rates of 36.88% and 35.72%, respectively. The increase to the 2015 effective tax rate is attributable to the Bank’s federal rate increasing from 34 percent to 35 percent; changes in apportionment between tax jurisdictions; and the impact of tax credits from the Bank’s investment in a low income housing tax credit fund.

Financial Condition
Total assets were $1.9 billion as of June 30, 2016, compared to $1.7 billion as of December 31, 2015. This increase is primarily attributable to the Bank’s organic growth. As of June 30, 2016, WashingtonFirst had $99.4 million of cash and cash equivalents, compared to $62.8 million as of December 31, 2015. As of June 30, 2016, WashingtonFirst had $260.7 million of investments, compared to $220.1 million as of December 31, 2015.
Total loans held for investment, net, increased by $83.1 million (6.4%) from $1.30 billion as of December 31, 2015, to $1.38 billion as of June 30, 2016. This increase is attributable to organic loan growth in our core market.
Total deposits increased $215.6 million (16.2%) from $1.3 billion as of December 31, 2015 to $1.5 billion as of June 30, 2016. This increase is attributable to a $114.0 million growth in non-interest demand deposit account balances and a $51.9 million increase in time deposits.
Total shareholders’ equity increased $9.7 million (5.4%) from $178.6 million as of December 31, 2015 to $188.3 million as of June 30, 2016. The increase in total shareholders’ equity during that period is attributable to net income of $8.3 million, stock option exercises of $547.0 thousand, less year to date dividends declared of $1.5 million, and a $2.0 million increase in accumulated other comprehensive income as a result of the change in fair value of the available-for-sale investment portfolio.

Investment Securities - Available-for-sale
WashingtonFirst actively manages its portfolio duration and composition in response to changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are pledged as collateral for certain borrowing transactions, public funds and repurchase agreements. The total fair value of the amount of the investment securities accounted for under available-for-sale accounting was $260.7 million as of June 30, 2016 compared to $220.1 million as of December 31, 2015. The increase is primarily attributable to additional purchases of investment securities.

Table M6: Available-for-Sale Investment Securities Summary
	June 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	($ in thousands)
U.S. Treasuries	$5,184	2.0%	$9,618	4.4%
U.S. Government agencies	73,033	28.0%	96,016	43.6%
Mortgage-backed securities	84,376	32.4%	58,876	26.7%
Collateralized mortgage obligations	86,301	33.1%	40,398	18.4%
Taxable state and municipal securities	8,445	3.2%	10,853	4.9%
Tax-exempt state and municipal securities	3,336	1.3%	4,352	2.0%
Total available-for-sale investment securities	$260,675	100.0%	$220,113	100.0%

The investment portfolio contains U.S. Treasury securities; U.S. Government agency securities; CMOs and MBS backed by residential mortgages guaranteed by the US Government, FNMA or FHLMC; and municipal securities. When prepayments on various CMOs and MBS instruments occur at a faster rate than anticipated, premium amortization increases which adversely impacts the portfolio yield. As of June 30, 2016, U.S. Government and agency securities represented $78.2 million or 30.0% of the portfolio, while CMOs and MBS were $170.7 million, or 65.5% of the portfolio, and municipal securities were $11.8 million, or 4.5% of the portfolio.
The yield on the taxable available-for-sale investment securities portfolio for the three and six months ended June 30, 2016 was 1.67% and 1.71%, respectively, compared to 1.71% and 1.71% for the same periods ended June 30, 2015. The tax equivalent yield on the tax-exempt available-for-sale investment securities portfolio for the three and six months ended June 30, 2016 was 2.48% and 2.50%, respectively, compared to 3.22% and 3.21% for June 30, 2015. The amortized cost, fair value and yield of investments by remaining contractual maturity for available-for-sale investment securities are set forth below. Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

Table M7: Available-for-Sale Investment Securities Contractual Maturity
	As of June 30, 2016
	Amortized Cost	Fair Value	Weighted-Average Yield
	($ in thousands)
Due within one year	$4,752	$4,777	1.85%
Due after one year through five years	74,147	75,606	1.71%
Due after five years through ten years	25,972	26,502	1.81%
Due after ten years	152,791	153,790	1.63%
Total available-for-sale investment securities	$257,662	$260,675	1.65%

	As of December 31, 2015
	Amortized Cost	Fair Value	Weighted-Average Yield
	($ in thousands)
Due within one year	$4,606	$4,624	1.73%
Due after one year through five years	99,447	99,685	1.72%
Due after five years through ten years	38,697	38,611	1.92%
Due after ten years	77,662	77,193	1.88%
Total available-for-sale investment securities	$220,412	$220,113	1.81%

Loans Held for Sale
Loans in this category are originated by the Mortgage Company, a wholly-owned subsidiary of WashingtonFirst Bank, and comprised of residential mortgage loans extended to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loans. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans and servicing are sold concurrently. The LHFS are closed in the name of the Mortgage Company and carried on our books until the loan is delivered to and purchased by an investor, generally within fifteen to forty-five days. The Mortgage Company was recently acquired. See Note 3 - Acquisition Activities for further details. As of June 30, 2016, loans held for sale totaled $52.2 million. The amount of loans held for sale outstanding at the end of any given month fluctuates with the volume of loans closed during the month and the timing of loans purchased by investors. During the three and six months ended June 30, 2016, the mortgage subsidiary originated $216.9 million and $339.6 million, respectively, of total loan volume.
Loans Held for Investment
In its lending activities, WashingtonFirst seeks to develop relationships with clients whose business and individual banking needs will grow with WashingtonFirst. WashingtonFirst has made significant efforts to be responsive to the lending needs in the markets served, while maintaining sound asset quality and credit practices. WashingtonFirst extends credit to construction and development, residential real estate, commercial real estate, commercial and industrial and consumer borrowers in the normal course of business. The gross loans held for investment portfolio totaled $1.39 billion as of June 30, 2016, an increase of $83.4 million (6.4%) from the December 31, 2015 balance of $1.31 billion.

Table M8: Loans Held for Investment Portfolio by Loan Class
	June 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	($ in thousands)
Construction and development	$270,476	19.4%	$249,433	19.1%
Commercial real estate	692,394	49.8%	657,110	50.1%
Residential real estate	254,520	18.3%	241,395	18.5%
Real estate loans	1,217,390	87.5%	1,147,938	87.7%
Commercial and industrial	166,941	12.0%	153,860	11.8%
Consumer	7,192	0.5%	6,285	0.5%
Total loans held for investment	$1,391,523	100.0%	$1,308,083	100.0%

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
Loans secured by various types of real estate, which include construction and development loans, commercial real estate loans, and residential real estate loans, constitute the largest portion of total loans. Of that portion, commercial real estate loans represent the largest dollar exposure. Substantially all of these loans are secured by properties in the greater Washington, D.C. metropolitan area with the heaviest concentration in Northern Virginia. Risk is managed through diversification by sub-market, property type, and loan size, and by seeking loans with multiple sources of repayment. The average outstanding loan balance in this portfolio is $660.6 thousand as of June 30, 2016.
Construction and development loans represented 19.4% and 19.1% of the total loan portfolio as of June 30, 2016 and December 31, 2015, respectively. New originations in this category are being underwritten in the context of current market conditions and are particularly focused in sub-markets which the Company believes to be relatively strong as compared to other markets in the region. Legacy loans, particularly in the land and speculative construction portion of this portfolio, have been largely converted to amortizing loans with regular principal and interest payments. WashingtonFirst expects any future reductions in its land and speculative construction exposure to be partially offset by increases in residential construction activities as market conditions improve.

Secured residential real estate loans represented 18.3% and 18.5% of total loans as of June 30, 2016 and December 31, 2015, respectively. In general, loans in these categories represent loans underwritten to customers who had or established a deposit relationship with the respective bank at the time the loan was originated. WashingtonFirst believes that its underwriting criteria reflect current market conditions.
The contractual maturity ranges or repricing schedules, as appropriate, of the loans in WashingtonFirst’s loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of June 30, 2016 are summarized in the following table:

Table M9: Loan Portfolio Maturity Schedule by Loan Class
	As of June 30, 2016
	One Year or Less	One to Five Years	Over Five Years	Total
	($ in thousands)
Construction and development	$180,295	$59,497	$30,684	$270,476
Commercial real estate	49,974	235,466	406,954	692,394
Residential real estate	39,729	57,678	157,113	254,520
Commercial and industrial	69,778	75,432	21,731	166,941
Consumer	4,431	1,550	1,211	7,192
Total loans	$344,207	$429,623	$617,693	$1,391,523

Loans with a predetermined interest rate	$66,009	$282,652	$102,793	$451,454
Loans with a floating or adjustable interest rate	278,198	146,971	514,900	940,069
Total loans	$344,207	$429,623	$617,693	$1,391,523

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
When payments are 90 days or more in arrears or when WashingtonFirst determines that it is no longer prudent to recognize current interest income on a loan, WashingtonFirst classifies the loan as non-accrual. From time to time, a loan may be past due 90 days or more but is well secured and in the process of collection and thus warrants remaining on accrual status. Non-accrual loans decreased from $10.2 million as of December 31, 2015 to $7.4 million as of June 30, 2016. There was $13.0 thousand in loans past due more than 90 days that were still accruing as of June 30, 2016, and $28.0 thousand in loans past due more than 90 days that were still accruing as of December 31, 2015.

Allowance for Loan Losses
The methodology used by the Company to determine the level of its allowance for loan losses is described in Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Allowance for Loan Losses.”
The allowance for loan losses was $12.6 million as of June 30, 2016, or approximately 0.91% of outstanding loans held for investment, compared to $12.3 million or approximately 0.94% of outstanding loans held for investment as of December 31, 2015.
As of June 30, 2016, the Company has allocated $2.0 million for specific loans evaluated individually for impairment, and an additional $186 thousand for loans individually evaluated that were not deemed to be impaired. For the three and six months ended June 30, 2016, respectively, WashingtonFirst recorded $980 thousand and $1.6 million in provisions for loan losses, $729 thousand and $1.4 million in charge-offs and $15 thousand and $51 thousand in recoveries, compared to $850 thousand and $1.6 million in provision for loans losses, $134 thousand and $287 thousand in charge-offs and $55 thousand and $106 thousand in recoveries for the three and six months ended June 30, 2015, respectively.
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

Table M10: Analysis of the Allowance for Loan Losses
	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	($ in thousands)
Balance at beginning of period	$12,329	$9,855	$12,289	$9,257
Provision for loan losses	980	850	1,605	1,550
Charge-offs:
Construction and development	—	—	(31)	—
Commercial real estate	(37)	(10)	(580)	(138)
Residential real estate	(40)	(118)	(48)	(143)
Commercial and industrial	(652)	—	(690)	—
Consumer loans	—	(6)	(1)	(6)
Total charge-offs	(729)	(134)	(1,350)	(287)
Recoveries:
Construction and development	—	—	2	—
Commercial real estate	—	—	—	—
Residential real estate	8	48	33	89
Commercial and industrial	6	6	14	15
Consumer	1	1	2	2
Total recoveries	15	55	51	106
Net recoveries/(charge-offs)	(714)	(79)	(1,299)	(181)
Balance at end of period	$12,595	$10,626	$12,595	$10,626

Allowance for loan losses to total loans held for investment	0.91%	0.90%	0.91%	0.90%
Non-GAAP adjusted allowance for loan losses to total loans held for investment	1.22%	1.36%	1.22%	1.36%
Allowance for loan losses to non-accrual loans	169.81%	179.49%	169.81%	179.49%
Allowance for loan losses to non-performing assets	95.38%	99.44%	95.38%	99.44%
Non-performing assets to total assets	0.71%	0.70%	0.71%	0.70%
Net charge-offs to average loans held for investment	0.20%	0.03%	0.19%	0.03%

Of the Bank’s $1.4 billion in gross loans outstanding as of June 30, 2016, approximately $84.6 million or 6.1% were recorded on the books at fair value in connection with the acquisition of Alliance and the Millennium Transaction and have an aggregate discount on the books of $4.4 million as of June 30, 2016. This discount is a net amount consisting of credit-related mark-downs of $4.4 million, yield-related mark-downs of $1.0 million and yield-related mark-ups of $1.0 million.

The adjustment required to reconcile GAAP allowance for loan losses with WashingtonFirst’s non-GAAP adjusted allowance for loan losses and adjusted allowance for loan losses to total loans ratios is the addition of the credit purchase accounting marks on purchased loans in the portfolio. Loans that were acquired under the purchase accounting method are carried at book value with certain accounting marks set up on them at the time of purchase. These accounting marks can be pricing marks or credit marks. Pricing marks account for the difference in current interest rates and the interest rate on the loan being acquired, and may be either positive or negative. Credit marks may only be negative and are similar to an allowance for loans losses based on credit quality. Therefore, in determining the adjusted allowance for loan losses and related ratio, the credit mark component is added to the allowance for loan losses and to the total loans held for investment. Below is a reconciliation of the allowance for loan losses and related ratios to the non-GAAP adjusted allowance for loan losses and related ratios as of June 30, 2016 and December 31, 2015:

Table M11: Reconciliation of GAAP Allowance Ratio to Non-GAAP Allowance Ratio
	June 30, 2016	December 31, 2015
	($ in thousands)
GAAP allowance for loan losses	$12,595	$12,289
GAAP loans held for investment, at amortized cost	1,391,523	1,308,083

GAAP allowance for loan losses to total loans held for investment	0.91%	0.94%

GAAP allowance for loan losses	$12,595	$12,289
Plus: Credit purchase accounting marks	4,383	4,721
Non-GAAP adjusted allowance for loan losses	$16,978	$17,010

GAAP loans held for investment, at amortized cost	$1,391,523	$1,308,083
Plus: Credit purchase accounting marks	4,383	4,721
Non-GAAP loans held for investment, at amortized cost	$1,395,906	$1,312,804

Non-GAAP adjusted allowance for loan losses to total loans held for investment	1.22%	1.30%

Non-performing Assets
As of June 30, 2016, WashingtonFirst had $13.2 million of non-performing assets compared to $14.5 million as of December 31, 2015, a decrease of $1.3 million. The ratio of non-performing assets to total assets decreased 15 basis points to 0.71% as of June 30, 2016 from 0.86% as of December 31, 2015.

Table M12: Non-Performing Assets
	June 30, 2016	December 31, 2015
	($ in thousands)
Non-accrual loans	$7,417	$10,201
90+ days still accruing	13	28
Troubled debt restructurings still accruing	3,616	4,269
Other real estate owned	2,159	—
Total non-performing assets	$13,205	$14,498
Non-performing assets to total assets	0.71%	0.86%

Non-accrual loans were $7.4 million as of June 30, 2016, compared to $10.2 million as of December 31, 2015. The $7.4 million non-accrual loan balance consists primarily of loans secured by commercial real estate. The change in non-accrual loans is primarily attributable to the foreclosure on three borrowers, with the properties moving into OREO during the first six months ended June 30, 2016. Specific reserves for impaired loans were $2.0 million and $2.5 million, respectively, as of June 30, 2016 and December 31, 2015.
As of June 30, 2016, OREO was $2.2 million compared to none as of December 31, 2015. During the six months ended June 30, 2016, WashingtonFirst acquired seven OREO properties with a fair value of $2.3 million through foreclosure.

Table M13: Changes in Other Real Estate Owned
	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	($ in thousands)
Balance at beginning of period	$1,675	$451	$—	$361
Properties acquired at foreclosure	581	—	2,256	90
Sales of foreclosed properties	—	(160)	—	(160)
Write downs	(97)	—	(97)	—
Balance at end of period	$2,159	$291	$2,159	$291

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
These include stock of the FHLB, ACBB and CBB.

Table M14: Composition of Restricted Stocks
	June 30, 2016	December 31, 2015
	($ in thousands)
FHLB stock	$4,125	$5,772
ACBB	100	100
CBB	256	256
Total other equity securities	$4,481	$6,128

Deposits
WashingtonFirst seeks deposits within its market area by offering high-quality customer service, using technology to deliver deposit services effectively and paying competitive interest rates.
As of June 30, 2016, the deposit portfolio totaled $1.5 billion, comprised of $418.4 million of non-interest bearing deposits and $1.1 billion of interest bearing deposits. Total deposits increased $215.6 million (16.2%) from $1.3 billion as of December 31, 2015 to $1.5 billion as of June 30, 2016. As of December 31, 2015, the deposit portfolio totaled $1.3 billion, which was composed of $304.4 million of non-interest bearing deposits and $1.0 billion of interest bearing deposits.
The average balance of interest bearing deposits was $1.1 billion for both the three and six months ended June 30, 2016, respectively, compared to $849.0 million and $831.8 million for the same periods in 2015. The increase in the average interest-bearing deposits in 2016 and 2015 is the result of organic growth and acquisitions. The related interest expense from interest-bearing deposits was $2.2 million and $4.2 million for the three and six months ended June 30, 2016, respectively, compared to $1.5 million and $3.0 million for the same periods in 2015. The average rate on these deposits was 0.81% and 0.80% for the three and six months ended June 30, 2016, respectively, compared to 0.72% for both comparable periods ended June 30, 2015. The increase in interest expense is primarily attributable to an increase in the average balance of interest bearing liabilities as well as changes in the mix of deposit funding.
Average non-interest bearing deposits were $361.2 million and $335.3 million for the three and six months ended June 30, 2016, respectively, compared to $315.9 million and $295.6 million for the same periods in 2015. The increase in the average non-interest-bearing deposits in 2016 and 2015 is the result of organic growth and acquisitions.

Table M15: Certificates of Deposit by Maturity Buckets
	As of June 30, 2016
	Under $100,000	$100,000 through $250,000	Over $250,000	Total
	($ in thousands)
Three months or less	$8,065	$47,618	$19,066	$74,749
Three through six months	18,272	79,931	58,679	156,882
Six through twelve months	13,200	31,930	31,676	76,806
Over twelve months	36,569	113,721	33,344	183,634
Total certificates of deposit	$76,106	$273,200	$142,765	$492,071

	As of December 31, 2015
	Under $100,000	$100,000 through $250,000	Over $250,000	Total
	($ in thousands)
Three months or less	$15,849	$57,512	$17,314	$90,675
Three through six months	16,420	30,984	35,099	82,503
Six through twelve months	15,884	57,127	49,252	122,263
Over twelve months	33,618	97,060	14,010	144,688
Total certificates of deposit	$81,771	$242,683	$115,675	$440,129

Other Borrowings
Other borrowings consist of customer repurchase agreements which are standard commercial bank transactions that involve a WashingtonFirst customer instead of a wholesale bank or broker. This product is an accommodation to commercial customers and individuals that require safety for their funds beyond the FDIC deposit insurance limits. WashingtonFirst believes this product offers it a stable source of financing at a reasonable market rate of interest and is continuing the program. As of June 30, 2016, WashingtonFirst had $9.1 million of customer repurchase agreements with an average rate of 0.05%, compared to $6.9 million at 0.05% as of December 31, 2015.
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

Table M16: Composition of FHLB Advances
	June 30, 2016	December 31, 2015
	($ in thousands)
As of period ended:
FHLB advances	$61,589	$107,579
FHLB purchase accounting mark	—	2,508
FHLB total	$61,589	$110,087
Weighted average outstanding effective interest rate	1.93%	1.62%

In late June 2016, the Company prepaid a long-term FHLB advance that was assumed during the Alliance acquisition which was completed in December of 2012. This $25.0 million advance had a coupon rate of 3.99% but an effective cost of 2.04% after considering the purchase accounting mark on the instrument. The instrument had a final maturity of February 26, 2021. The effective cost (prepayment penalty less release of the purchase accounting mark) to terminate the debt instrument was $1.04 million.

Table M17: FHLB Advances Average Balances
	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	($ in thousands)
Averages for the period:
FHLB advances	$114,435	$97,517	$113,072	$101,495
Average effective interest rate paid during the period	1.54%	1.53%	1.57%	1.47%
Maximum month-end balance outstanding	$131,098	$107,834	$131,098	$125,926

Long-term Borrowings

Table M18: Long-term Borrowings Detail
	June 30, 2016	December 31, 2015
	($ in thousands)
Subordinated debt	$25,000	$25,000
Trust preferred capital notes	10,310	10,310
Trust preferred capital notes purchase accounting mark	(2,357)	(2,426)
Long-term borrowings	$32,953	$32,884

On October 5, 2015, the Company issued $25.0 million in subordinated debt (the “Company Subordinated Debt”). The Company Subordinated Debt has a maturity of ten (10) years with a five year no-call provision, maturing in full on October 15, 2025, and carries a 6.00% fixed rate coupon, payable quarterly, subject to reset after five years at 3-month LIBOR plus 467 basis points. As of June 30, 2016 the entire amount of Company Subordinated Debt is considered Tier 2 Capital.
On June 30, 2003, Alliance invested $300.0 thousand as common equity into a wholly-owned Delaware statutory business trust (the “Trust”). Simultaneously, the Trust privately issued $10.0 million face amount of thirty-year floating rate trust preferred capital securities (the “Trust Preferred Capital Notes”) in a pooled trust preferred capital securities offering. The Trust used the offering proceeds, plus the equity, to purchase $10.3 million principal amount of Alliances’ floating rate junior subordinated debentures due 2033 (the “Subordinated Debentures”). The Trust Preferred Capital Notes are callable at any time without penalty. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate as of June 30, 2016 and December 31, 2015 was 3.78% and 3.66%, respectively. The Trust Preferred Capital Notes are guaranteed by WashingtonFirst on a subordinated basis, and were recorded on WashingtonFirst’s books at the time of the Alliance acquisition at a discounted amount of $7.5 million, which was the fair value of the instruments at the time of the acquisition. The $2.5 million discount is being expensed monthly over the life of the obligation.
Under the indenture governing the Trust Preferred Capital Notes, WashingtonFirst has the right to defer payments of interest for up to twenty consecutive quarterly periods. The interest deferred under the indenture compounds quarterly at the interest rate then in effect. WashingtonFirst is not currently deferring the interest payments.
Under current regulatory guidelines, the Trust Preferred Capital Notes may constitute no more than 25% of total Tier 1 Capital. Any amount not eligible to be counted as Tier 1 Capital is considered to be Tier 2 Capital. As of June 30, 2016 and December 31, 2015, the entire amount of Trust Preferred Capital Notes was considered Tier 1 Capital.

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
As of June 30, 2016 and December 31, 2015, WashingtonFirst Bank had $101.1 million and $100.1 million, respectively, of capital in excess of the amount needed to meet the regulatory minimum Tier 1 leverage ratio required to be considered “well capitalized.”
WashingtonFirst elected to participate in the SBLF program, and on August 4, 2011, WashingtonFirst issued and sold to the U.S. Treasury 17,796 shares of Series D Preferred Stock for an aggregate purchase price of $17.8 million in cash. In 2015, WashingtonFirst redeemed its remaining balance of $13.3 million.
Total shareholders’ equity increased $9.7 million (5.4%) from $178.6 million as of December 31, 2015 to $188.3 million as of June 30, 2016. The increase in total shareholders’ equity during that period is attributable to net income of $8.3 million, stock option exercises of $547.0 thousand, less year to date dividends declared of $1.5 million, and a $2.0 million increase in accumulated other comprehensive income as a result of the change in fair value of it available-for-sale investment portfolio.

Table M19: Capital Categories, Capital Ratios and Minimum Capital Ratios Required by Bank Regulators
	June 30, 2016	December 31, 2015
	($ in thousands)
Tier 1 Capital:
Common stock	$122	$121
Capital surplus	161,679	160,861
Accumulated earnings	24,594	17,740
Less: disallowed assets	(14,219)	(13,933)
Total Common Equity Tier 1 Capital (1)	172,176	164,789

Add: Preferred Stock	—	—
Add: Trust preferred	7,953	7,884
Total Tier 1 Capital	180,129	172,673

Tier 2 Capital:
Qualifying allowance for loan losses	12,595	12,289
Qualifying subordinated debt	25,000	25,000
Total Tier 2 Capital	37,595	37,289

Total risk-based capital	$217,724	$209,962
Risk weighted assets	$1,498,995	$1,412,771
Qualifying quarterly average assets	$1,789,190	$1,618,250

Table M20: Capital Ratios and Regulatory Requirements Summary
	June 30, 2016	December 31, 2015	To Be Well Capitalized Under Prompt Corrective Action Provisions	For Minimum Capital Adequacy Requirements

Capital Ratios:
Total risk-based capital ratio	14.52%	14.86%	10.00%	8.00%
Tier 1 risk-based capital ratio	12.02%	12.22%	8.00%	6.00%
CET 1 risk-based capital ratio (1)	11.49%	11.66%	6.50%	4.50%
Tier 1 leverage ratio	10.07%	10.67%	5.00%	4.00%

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

Table M21: Reconciliation of Tangible Common Equity to Tangible Assets Ratio
	June 30, 2016	December 31, 2015
	($ in thousands)
Tangible Common Equity:
Common Stock Voting	$104	$103
Common Stock Non-Voting	18	18
Additional paid-in capital - common	161,679	160,861
Accumulated earnings	24,594	17,740
Accumulated other comprehensive income/(loss)	1,905	(127)
Total Common Equity	188,300	178,595

Less Intangibles:
Goodwill	11,420	11,431
Identifiable intangibles	1,753	1,888
Total Intangibles	13,173	13,319

Tangible Common Equity	175,127	165,276

Tangible Assets:
Total Assets	1,853,666	1,674,466

Less Intangibles:
Goodwill	11,420	11,431
Identifiable intangibles	1,753	1,888
Total Intangibles	13,173	13,319

Tangible Assets	$1,840,493	$1,661,147

Tangible Common Equity to Tangible Assets	9.52%	9.95%

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
Cash and cash equivalents and securities available for sale comprised 19.4% of total assets as of June 30, 2016, compared to 16.9% as of December 31, 2015. Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary. The Bank maintains $124.5 million in unsecured lines of credit with a variety of correspondent banks. As of June 30, 2016, there were no outstanding balances on these lines of credit. The Bank also maintains a secured line of credit with the FHLB of Atlanta up to 25 percent of total assets or $463.4 million as of June 30, 2016 based on available collateral. As of June 30, 2016, the Bank’s borrowing capacity was $438.9 million of which $61.6 million was outstanding.

Community banks may also acquire funding from brokers through a nationally recognized network of financial institutions. The Bank may utilize such funding when rates are more favorable than other comparable sources of funding. As of June 30, 2016, the Bank had no brokered funds.
As of June 30, 2016, loans held for investment that mature within one year totaled $344.2 million or 18.6% of total assets.

Concentrations
Substantially all of WashingtonFirst’s loans, commitments and standby letters of credit have been granted to customers located in the greater Washington, D.C. metropolitan area. WashingtonFirst’s overall business includes a significant focus on commercial and residential real estate activities. As of June 30, 2016, commercial real estate loans were 49.8% of the total loan portfolio, construction and development loans were 19.4% of the total loan portfolio and residential real estate loans were 18.3% of the total loan portfolio.
The banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. As of June 30, 2016, the Bank’s total reported loans for construction, land development, and other land acquisitions represented 133.1% of total bank risk based capital, and its total commercial real estate loans, loans for construction, land development, and other land acquisitions represented 474.0% of total bank risk based capital.
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
The board of directors has established interest rate risk limits in its ALCO policy for static gap analysis and both NII and EVE. WashingtonFirst engages an outside consulting firm to assist in modeling its short-term and long-term interest rate risk profile. On a periodic basis, management reports to ALCO and the board of directors on WashingtonFirst’s interest rate risk profile and expectations of changes in the profiles based on certain interest rate shocks. The Company believes its strategies are prudent and is within its policy guidelines as of June 30, 2016.
The interest rate risk model results for June 30, 2016 and December 31, 2015 are shown in the table below based on an immediate shift in market interest rates and a static balance sheet. The percentage change indicates what the Company would expect NII and EVE to change over the next twelve months under various interest rate shock scenarios:

	Percentage Change in NII and EVE from Base Case
Interest	June 30, 2016		December 31, 2015
Rate Shocks	NII	EVE	NII	EVE
+400 bp	6.5%	5.0%	2.8%	0.2%
+300 bp	8.6%	8.5%	5.8%	2.7%
+200 bp	8.2%	9.2%	5.3%	4.4%
+100 bp	4.4%	5.7%	3.1%	3.6%
-100 bp	1.7%	(4.6)%	3.7%	(1.9)%
-200 bp	1.2%	(2.6)%	3.2%	(7.0)%

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
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s periodic filings under the Exchange Act, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management on a timely basis to allow decisions regarding required disclosure. Management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2016. Based on management’s assessment, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.

(b)	Changes in Internal Control Over Financial Reporting
There were no changes in WashingtonFirst’s internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, WashingtonFirst’s internal control over financial reporting.

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

31.1*
Certification of Registrants’ principal executive officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of Registrants’ principal financial officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of Registrant’s principal executive officer and principal financial officer relating to the Registrant’s Quarterly Report of Form 10-Q for the quarterly period ended June 30, 2016 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

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

WASHINGTONFIRST BANKSHARES, INC.
(Registrant)

	/s/ Shaza Andersen	August 9, 2016
By:	Shaza L. Andersen	Date
President & Chief Executive Officer
(Principal Executive Officer)

	/s/ Matthew R. Johnson	August 9, 2016
By:	Matthew R. Johnson	Date
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

31.1*
Certification of Registrants’ principal executive officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of Registrants’ principal financial officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of Registrant’s principal executive officer and principal financial officer relating to the Registrant’s Quarterly Report of Form 10-Q for the quarterly period ended June 30, 2016 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

*	Filed with this Quarterly Report on Form 10-Q.