Form 10-Q
period 2016-09-30
WashingtonFirst Bankshares, Inc.
filed 2016-11-09
CIK 1476264

As filed with the Securities and Exchange Commission on November 9, 2016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or

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
Yes    ☐        No    ☒
As of November 1, 2016, the registrant had outstanding 10,439,289 shares of voting common stock and 1,817,842 shares of non-voting common stock.

Table of Contents to Third Quarter 2016 Form 10-Q

Glossary of Acronyms

ACBB	-	Atlantic Central Bankers Bank
ACH	-	Automated Clearing House
ALCO	-	Asset/Liability Committee
AOCI	-	Additional Other Comprehensive Income
ASC	-	FASB Accounting Standards Codification
ASU	-	Accounting Standards Update
Bank	-	WashingtonFirst Bank
BHC Act	-	Bank Holding Company Act
BOLI	-	Bank Owned Life Insurance
Bureau	-	Virginia Bureau of Financial Institutions
CBB	-	Community Bankers Bank
CDARS	-	Certificate of Deposit Account Registry Service
CET1	-	Common Equity Tier 1
CFPB	-	Consumer Financial Protection Bureau
CMO	-	Collateralized Mortgage Obligations
Company	-	WashingtonFirst Bankshares, Inc.
CRA	-	Community Reinvestment Act of 1977
DIF	-	Deposit Insurance Fund
Dodd-Frank Act	-	Dodd-Frank Wall Street Reform and Consumer Protection Act
ELC	-	Executive Loan Committee of the Board of Directors
EVE	-	Economic Value of Equity
Exchange Act	-	Securities Exchange Act of 1934, as amended
Fannie Mae	-	Federal National Mortgage Association
FASB	-	Financial Accounting Standards Board
FDIA	-	Federal Deposit Insurance Act
FDIC	-	Federal Deposit Insurance Corporation
FDICIA	-	Federal Deposit Insurance Corporation Improvement Act of 1991
Federal Reserve	-	Board of Governors of the Federal Reserve System
FHFA	-	Federal Housing Finance Agency
FHLB	-	Federal Home Loan Bank of Atlanta
FRA	-	Federal Reserve Act
FRB	-	Federal Reserve Bank of Richmond
Freddie Mac	-	Federal Home Loan Mortgage Corporation
GAAP	-	Generally Accepted Accounting Principles in the U.S.
GLB Act	-	Graham Leach Bliley Act of 1999
GSE	-	Government Sponsored Enterprises
HUD	-	The Department of Housing and Urban Development
HVCRE	-	High-volatility commercial real estate
IRLOC	-	Interest Rate Lock Commitment
IRS	-	Internal Revenue Service
JOBS Act	-	Jumpstart Our Business Startups Act of 2012
LHFI	-	Loans Held for Investment
LHFS	-	Loans Held for Sale
LTV	-	Loan-to-value Ratio
MBS	-	Mortgage Backed Securities
Mortgage Company	-	WashingtonFirst Mortgage Corporation (formerly 1st Portfolio Lending Corporation), a wholly owned subsidiary of WashingtonFirst Bank
NASDAQ	-	NASDAQ Capital Market
NII	-	Net Interest Income
OFAC	-	U.S. Treasury Department Office of Foreign Assets Control
OLC	-	Bank Officers' Loan Committee
OREO	-	Other Real Estate Owned
RESPA	-	Real Estate Settlement Procedures Act
SOX	-	Sarbanes-Oxley Act of 2002
SBLF	-	Small Business Loan Fund
SEC	-	Securities and Exchange Commission
Securities Act	-	Securities Act of 1933, as amended
TDR	-	Troubled Debt Restructuring
TILA	-	Truth-in-Lending Act
USA Patriot Act	-	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
VA	-	Veterans Administration
VCDC	-	Virginia Community Development Corporation
VSCA	-	Virginia Stock Corporation Act
Wealth Advisors	-	1st Portfolio, Inc., a wholly owned subsidiary of WashingtonFirst Bankshares, Inc.

PART I
Item 1. Consolidated Financial Statements
WashingtonFirst Bankshares, Inc.
Consolidated Balance Sheets
(unaudited)

	September 30, 2016	December 31, 2015
	($ in thousands)
Assets:
Cash and cash equivalents:
Cash and due from bank balances	$3,262	$3,739
Federal funds sold	127,965	59,014
Interest bearing deposits	100	—
Cash and cash equivalents	131,327	62,753
Investment securities, available-for-sale, at fair value	238,022	220,113
Restricted stock, at cost	7,019	6,128
Loans held for sale, at lower of cost or fair value	62,847	36,494
Loans held for investment:
Loans held for investment, at amortized cost	1,431,371	1,308,083
Allowance for loan losses	(12,960)	(12,289)
Total loans held for investment, net of allowance	1,418,411	1,295,794
Premises and equipment, net	7,301	7,374
Goodwill	11,420	11,431
Identifiable intangibles	1,686	1,888
Deferred tax asset, net	7,333	8,116
Accrued interest receivable	4,406	4,502
Other real estate owned	1,969	—
Bank-owned life insurance	13,791	13,521
Other assets	11,406	6,352
Total Assets	$1,916,938	$1,674,466
Liabilities and Shareholders' Equity:
Liabilities:
Non-interest bearing deposits	$410,833	$304,425
Interest bearing deposits	1,121,422	1,028,817
Total deposits	1,532,255	1,333,242
Other borrowings	22,479	6,942
FHLB advances	121,343	110,087
Long-term borrowings	32,988	32,884
Accrued interest payable	1,390	912
Other liabilities	14,503	11,804
Total Liabilities	1,724,958	1,495,871
Commitments and contingent liabilities	—	—
Shareholders' Equity:
Common stock:
Common Stock Voting, $0.01 par value, 50,000,000 shares authorized, 10,439,289 and 10,377,981 shares issued and outstanding, respectively	104	103
Common Stock Non-Voting, $0.01 par value, 10,000,000 shares authorized, 1,817,842 and 1,817,842 shares issued and outstanding, respectively	18	18
Additional paid-in capital	161,918	160,861
Accumulated earnings	28,800	17,740
Accumulated other comprehensive income/(loss)	1,140	(127)
Total Shareholders' Equity	191,980	178,595
Total Liabilities and Shareholders' Equity	$1,916,938	$1,674,466

See accompanying notes to unaudited consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Income
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	($ in thousands, except per share data)
Interest and dividend income:
Interest and fees on loans	$17,703	$15,504	$50,930	$43,258
Interest and dividends on investments:
Taxable	1,102	832	3,272	2,334
Tax-exempt	25	15	66	51
Dividends on other equity securities	56	69	208	186
Interest on Federal funds sold and other short-term investments	50	42	186	195
Total interest and dividend income	18,936	16,462	54,662	46,024
Interest expense:
Interest on deposits	2,232	1,653	6,427	4,622
Interest on borrowings	861	647	2,838	1,762
Total interest expense	3,093	2,300	9,265	6,384
Net interest income	15,843	14,162	45,397	39,640
Provision for loan losses	1,035	925	2,640	2,475
Net interest income after provision for loan losses	14,808	13,237	42,757	37,165
Non-interest income:
Service charges on deposit accounts	54	106	214	337
Earnings on bank-owned life insurance	90	92	270	281
Gain on sale of other real estate owned, net	11	14	11	131
Gain on sale of loans, net	6,327	2,017	14,356	2,183
Mortgage banking activities	1,215	289	3,772	289
Wealth management income	467	268	1,338	268
Gain/(loss) on sale of available-for-sale investment securities, net	135	(12)	1,287	10
Other operating income	367	148	689	586
Total non-interest income	8,666	2,922	21,937	4,085
Non-interest expense:
Compensation and employee benefits	10,052	6,803	27,209	15,506
Premises and equipment	1,802	1,641	5,482	4,630
Data processing	1,058	879	3,183	2,615
Professional fees	377	260	1,046	923
Merger expenses	30	313	30	554
Mortgage loan processing expenses	444	109	994	109
Debt extinguishment	155	—	1,199	—
Other operating expenses	1,693	1,224	4,504	3,338
Total non-interest expense	15,611	11,229	43,647	27,675
Income before provision for income taxes	7,863	4,930	21,047	13,575
Provision for income taxes	2,922	1,774	7,784	4,862
Net income	4,941	3,156	13,263	8,713
Preferred stock dividends	—	(22)	—	(73)
Net income available to common shareholders	$4,941	$3,134	$13,263	$8,640

Earnings per common share:
Basic earnings per common share	$0.40	$0.31	$1.08	$0.88
Diluted earnings per common share	$0.39	$0.31	$1.06	$0.87
See accompanying notes to unaudited consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	($ in thousands)
Net income	$4,941	$3,156	$13,263	$8,713
Other comprehensive income/(loss):
Unrealized gain/(loss) on hedge:
Unrealized holding gain/(loss)	—	—	—	—
Reclassification adjustment for realized (gains)/losses	—	—	(66)	—
Tax effect	—	—	—	—
Unrealized (gain)/loss on hedge, net of tax	—	—	(66)	—
Unrealized gain/(loss) on securities available for sale:
Unrealized holding gain/(loss) arising during the period	(1,073)	1,384	3,391	1,441
Reclassification adjustment for realized (gains)/losses	(135)	12	(1,287)	(10)
Tax effect	443	(485)	(771)	(497)
Unrealized gain/(loss) on securities available for sale, net of tax	(765)	911	1,333	934
Total other comprehensive income/(loss)	(765)	911	1,267	934
Comprehensive income	$4,176	$4,067	$14,530	$9,647

 See accompanying notes to unaudited consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(unaudited)

	For the Nine Months Ended
	September 30, 2016		September 30, 2015
	Shares	Amount	Shares	Amount
	($ in thousands, except share data)
Preferred stock:
Balance, beginning of period	—	$—	13,347	$67
Redemption of preferred stock	—	—	(4,449)	(23)
Balance, end of period	—	$—	8,898	$44
Additional paid-in capital - preferred:
Balance, beginning of period		$—		$13,280
Redemption of preferred stock		—		(4,426)
Balance, end of period		$—		$8,854
Common stock:
Balance, beginning of period	12,195,823	$121	9,565,637	$95
Exercise of stock options	61,722	1	36,554	—
Forfeiture of restricted stock award	(1,586)	—	—	—
Issuance of common stock under restricted stock agreements	1,200	—	—	—
Issuance of common stock related to 1st Portfolio acquisition	(28)	—	916,410	9
Balance, end of period	12,257,131	$122	10,518,601	$104
Additional paid-in capital - common:
Balance, beginning of period		$160,861		$112,887
Exercise of stock options		644		339
Stock compensation expense		413		267
Issuance of common stock related to 1st Portfolio Acquisition		—		15,616
Conversion of stock options related to 1st Portfolio Acquisition		—		149
Balance, end of period		$161,918		$129,258
Accumulated earnings:
Balance, beginning of period		$17,740		$7,775
Net income		13,263		8,713
Preferred stock dividends		—		(73)
Cash dividends declared		(2,203)		(1,484)
Balance, end of period		$28,800		$14,931
Accumulated other comprehensive income/(loss):
Balance, beginning of period		$(127)		$434
Other comprehensive income		1,267		934
Balance, end of period		$1,140		$1,368
Total shareholders' equity		$191,980		$154,559

See accompanying notes to unaudited consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 30, 2016	September 30, 2015
	($ in thousands)
Cash flows from operating activities:
Net income	$13,263	$8,713
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	1,478	1,054
Amortization of deferred loan origination fees and costs	(495)	(866)
Net amortization of purchase accounting marks	(2,934)	(1,173)
Loss on disposal of fixed assets	(40)	19
Gain on sale of other real estate owned	(11)	(131)
Write-down of other real estate owned	97	—
Gain on sale of investment securities available-for-sale	(1,287)	(10)
Provision for loan losses	2,640	2,475
Earnings on bank-owned life insurance	(270)	(281)
Net amortization on investment securities available-for-sale	1,115	646
Stock based compensation	413	267
Gain on sale of loans	(14,356)	(2,183)
Originations of loans held-for-sale	(603,174)	(97,876)
Proceeds from sales of loans held-for-sale	589,953	105,544
Net change in:
Accrued interest receivable	96	(431)
Other assets	(5,127)	(568)
Accrued interest payable	478	158
Other liabilities	2,705	(292)
Net cash provided by/(used in) operating activities	(15,456)	15,065
Cash flows from investing activities:
Net cash received in acquisitions	—	5,731
Purchase of investment securities available-for-sale	(124,316)	(70,101)
Proceeds from repayment of investment securities available-for-sale	36,866	23,919
Proceeds from sale of investment securities available-for-sale	71,818	12,335
Net increase in loans held-for-investment	(125,061)	(189,498)
Proceeds from sale of real estate owned	201	473
Net increase in restricted stock	(891)	(469)
Purchases of premises and equipment, net	(1,299)	(717)
Net cash used in investing activities	(142,682)	(218,327)
Cash flows from financing activities:
Net increase in deposits	198,965	223,892
Proceeds from FHLB advances	93,000	50,000
Repayments of FHLB advances	(79,236)	(35,731)
Net increase/(decrease) in other borrowings	15,537	(27,589)
Proceeds from exercise of stock options	645	339
Redemption of preferred stock	—	(4,449)
Cash dividends paid	(2,199)	(1,368)
Preferred stock dividends paid	—	(73)
Net cash provided by financing activities	226,712	205,021
Net increase in cash and cash equivalents	68,574	1,759
Cash and cash equivalents at beginning of period	62,753	62,306
Cash and cash equivalents at end of period	$131,327	$64,065

See accompanying notes to unaudited consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Notes to the Unaudited Consolidated Financial Statements
In this report, WashingtonFirst Bankshares Inc. is sometimes referred to as “WashingtonFirst,” the “Company,” “we,” “our,” or “us” and these references include the Company’s subsidiaries, WashingtonFirst Bank, 1st Portfolio, Inc. and WashingtonFirst Mortgage (a wholly-owned subsidiary of WashingtonFirst Bank), unless the context requires otherwise.

1. ORGANIZATION
The Company is organized under the laws of the Commonwealth of Virginia as a bank holding company. Headquartered in Reston, Virginia, the Company is the parent company of the Bank which operates 19 full-service banking offices throughout the Washington, D.C. metropolitan area. In addition, the Company provides wealth management services through its subsidiary, 1st Portfolio, Inc., located in Fairfax, Virginia and mortgage banking services through the Bank’s wholly owned subsidiary, WashingtonFirst Mortgage which operates in two locations: Fairfax, Virginia and Rockville, Maryland.
On May 13, 2015, the Company entered into an Agreement and Plan of Reorganization providing for the Company’s acquisition of 1st Portfolio Holding Corporation with and into the Company (“1st Portfolio Acquisition”). The 1st Portfolio Acquisition closed on July 31, 2015. 1st Portfolio Holding’s wholly owned subsidiary, 1st Portfolio, Inc., became a wholly owned subsidiary of the Company and 1st Portfolio Holding’s wholly owned subsidiary 1st Portfolio Lending Corporation (now WashingtonFirst Mortgage) became a wholly owned subsidiary of WashingtonFirst Bank. For more information regarding the 1st Portfolio Acquisition, see Note 3 – Acquisition Activities.

2. SIGNIFICANT ACCOUNTING POLICIES
The accounting and reporting policies of the Company conform to GAAP and to predominant practices within the banking industry. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities (including, but not limited to, the allowance for loan losses, provision for loan losses, other-than-temporary impairment of investment securities and fair value measurements) as of the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The following are the significant accounting policies that the Company follows in preparing and presenting its consolidated financial statements:

(a)	Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. These statements should be read in conjunction with the audited financial statements and related notes included in the Company’s annual report on form 10-K for the year ended December 31, 2015 as filed with the SEC on March 15, 2016.

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

(c)	Cash and Cash Equivalents and Statements of Cash Flows
For purposes of the statements of cash flows, cash and cash equivalents consists of cash and due from banks, interest bearing balances and federal funds sold. The Company maintains deposits with other commercial banks in amounts that may exceed federal deposit insurance coverage. Management regularly evaluates the credit risk associated with these transactions and believes that the Company is not exposed to any significant credit risks on cash and cash equivalents. The Bank is required to maintain certain average reserve balances with the FRB. Those balances include usable vault cash and amounts on deposit with the FRB. The Bank had no compensating balance requirements or required cash reserves with correspondent banks as of September 30, 2016 and December 31, 2015. The Bank maintains interest bearing balances at other banks to help ensure sufficient liquidity and provide additional return compared to overnight Federal Funds.

Table 2: Certain Cash and Non-Cash Transactions
	For the Nine Months Ended
	September 30, 2016	September 30, 2015
	($ in thousands)
Cash paid during the period for:
Interest paid	$8,787	$6,226
Income taxes paid	5,728	2,715
Non-cash activity:
Loans converted into other real estate owned	2,256	90
Reclassifications from goodwill to other liabilities	(11)	—
Reclassifications from LHFS to LHFI	(1,224)	—
Non-cash activity resulting from acquisitions/transactions:
Common shares issued:
Common shares issued (916,382 shares)	—	15,625
Loans held for sale	—	32,912
Premises and equipment	—	1,164
Identifiable intangibles - customer list	—	1,447
Other assets	—	1,371
Fair value of liabilities assumed:
Borrowings	—	27,759
Other liabilities	—	4,302

(d)	Loans Held for Sale
Loans held for sale are carried at lower of cost or market, determined in the aggregate. Fair value considers commitment agreements with investors and prevailing market prices. Loans originated by the Mortgage Company and held for sale to outside investors, are made on a pre-sold basis with servicing rights released. Gains and losses on these loans are recognized based on the difference between the selling price and the carrying value of the related loan sold.

(e)	Loans Held for Investment
The Bank and Mortgage Company make several types of loans to its customers including real estate loans (which vary in type between construction and development, commercial, and residential), commercial and industrial loans, and consumer loans. The Company’s primary market is located in the greater Washington, D.C. metropolitan area. The loan portfolio is diversified and generally is collateralized by assets of the borrowers. The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers. The ability of the Company’s debtors to honor their loan contracts is dependent upon the real estate and general economic conditions in the Company’s market area. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances less the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. The accrual of interest on mortgage and commercial loans is generally discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Consumer loans and other loans typically are charged off no later than 180 days past due. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on non-accrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
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
For loans that are classified as impaired, an allowance is established when the net realizable value (or collateral value, observable market price, or discounted cash flows) of the impaired loan is lower than the carrying value of that loan. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer loans for impairment disclosures.
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
(h) Leases
The Bank and Mortgage Company lease certain properties under operating leases with terms greater than one year and with minimum lease payments associated with these agreements. Rent expense is recognized on a straight-line basis over the expected lease term in accordance with ASC 840. Within the provisions of certain leases, there are predetermined fixed escalations of the minimum rental payments over the base lease term. The effects of the escalations have been reflected in rent expense on a straight-line basis over the lease term, and the difference between the recognized rental expense and the amounts payable under the lease is recorded as deferred lease payments. The amortization period for leasehold improvements is the term used in calculating straight-line rent expense or their estimated economic life, whichever is shorter.
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
The Company and its subsidiaries are subject to U.S. federal income tax and state income tax in those jurisdictions where they operate. The Bank is not subject to state income tax in its primary place of business (Virginia), rather it is subject to Virgina franchise tax. The Company is no longer subject to examination by Federal or State taxing authorities for the years before 2012. As of September 30, 2016 and December 31, 2015 the Company did not have any unrecognized tax benefits. The Company does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other non-interest expense. As of September 30, 2016 and December 31, 2015, the Company does not have any amounts accrued for interest and/or penalties.
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
(l) Derivative Financial Instruments
The Mortgage Company enters into commitments to fund residential mortgage loans with the intention of selling them in the secondary market. The Mortgage Company also enters into forward sales agreements for certain funded loans and loan commitments, and records unfunded commitments intended for loans held for sale and forward sales agreements at fair value with changes in fair value recorded as a component of other income. Loans originated and intended for sale in the secondary market are carried at fair value. For pipeline loans which are not pre-sold to an investor, the Mortgage Company manages the interest rate risk on rate lock commitments by entering into forward sale contracts of mortgage backed securities, whereby the Mortgage Company obtains the right to deliver securities to investors in the future at a specified price. Such contracts are accounted for as derivatives and are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in other income.

The Company has determined these derivative financial instruments do not meet the hedging criteria required by ASC 815 and has not designated these derivative financial instruments as hedges. Accordingly, changes in fair value are recognized currently in income.
(m) Purchased Credit Impaired Loans
Related to its acquisition activity, the Bank has acquired loans, some of which have shown evidence of credit impairment since origination. These purchased credit impaired loans are recorded at the amount paid, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses. Such purchased credit impaired loans are accounted for individually. For each such loan the Bank estimates the amount and timing of expected cash flows, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).
(n) Reclassifications
Certain reclassifications of prior year information were made to conform to the September 30, 2016 presentation. These reclassifications had no material impact of the Company’s consolidated financial position or results of operations.

(o) Recent Accounting Pronouncements
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flow (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This amends ASC 230 to add or clarify guidance on the classification of eight specific cash receipts and payments in the statement of cash flows. The amendments are effective for public companies for fiscal periods beginning after December 15, 2017, and interim periods within those fiscal years and should be be applied using a retrospective transition method to each period where practicable. The Company is currently assessing the impact that ASU 2016-15 will have on its consolidated financial statements.
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
Under the terms of the 1st Portfolio Agreement, accredited shareholders of 1st Portfolio Holding Corporation received 916,382 shares of WFBI common stock valued at $17.05 per share.

Table 3.1: Goodwill on 1st Portfolio Acquisition
Amount
($ in thousands)
Consideration paid:
Common shares issued (916,382 shares)	$15,625
Cash paid to shareholders in lieu of fractional shares	1
Fair value of options	149
15,775
Assets acquired:
Cash and cash equivalents	5,732
Loans held for sale	32,912
Premises and equipment	1,164
Customer list intangible	1,447
Other assets	1,371
Total assets	42,626
Liabilities assumed:
Borrowings	27,759
Other liabilities	4,272
Total liabilities	32,031
Net assets acquired	10,595
Goodwill	$5,180
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
The following table presents unaudited pro forma information as if the acquisition had occurred at the beginning of the periods as well as for the quarters ended September 30, 2016, and September 30, 2015, and includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, depreciations expense on property acquired, and the related income tax effects. The pro forma financial information is not necessarily indicative of results of operations that would have occurred had the transactions been effected on the assumed dates.

Table 3.2: Proforma Income Statement (Unaudited)
	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
	($ in thousands, except per share data)
Net Interest Income	$15,843	$14,239	$45,397	$40,380
Non-Interest income	8,666	3,987	21,937	13,791
Non-Interest Expense	15,611	12,312	43,647	35,344
Net Income - Common	4,941	3,172	13,263	10,422

EPS - basic	$0.40	$0.31	$1.08	$1.00
EPS - diluted	0.39	0.30	1.06	0.98

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

4. CASH AND CASH EQUIVALENTS
Regulation D of the FRA requires that banks maintain reserve balances with the FRB based principally on the type and amount of their deposits. During 2016 and 2015, the Bank maintained balances at the FRB (in addition to vault cash) to meet the reserve requirements as well as balances to partially compensate for services provided by the FRB. The Bank has an interest bearing account with the FHLB and maintains eight non-interest bearing accounts with domestic correspondents.
In addition, the Bank has short term investments in the form of a certificate of deposit with a bank insured by the FDIC, classified as interest bearing balances, as of September 30, 2016. All balances are fully insured up to the applicable limits by the FDIC.

5. INVESTMENT SECURITIES
The Bank maintains an investment securities portfolio to help ensure sufficient liquidity and provide additional return versus overnight Federal Funds and interest bearing balances. Securities that management has both the positive intent and ability to hold to maturity are classified as “held to maturity” and are recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of income taxes. As of September 30, 2016, and December 31, 2015, all investments were classified as available-for-sale.

Table 5.1: Available-for-Sale Investment Securities Summary
	As of September 30, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	($ in thousands)
U.S. Treasuries	$5,066	$82	$—	$5,148
U.S. Government agencies	57,792	841	(1)	58,632
Mortgage-backed securities	64,038	520	(10)	64,548
Collateralized mortgage obligations	85,614	388	(122)	85,880
Taxable state and municipal securities	12,490	135	(79)	12,546
Tax-exempt state and municipal securities	11,217	81	(30)	11,268
Total available-for-sale investment securities	$236,217	$2,047	$(242)	$238,022

	As of December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	($ in thousands)
U.S. Treasuries	$9,636	$15	$(33)	$9,618
U.S. Government agencies	96,177	229	(390)	96,016
Mortgage-backed securities	59,125	161	(410)	58,876
Collateralized mortgage obligations	40,787	85	(474)	40,398
Taxable state and municipal securities	10,405	448	—	10,853
Tax-exempt state and municipal securities	4,282	81	(11)	4,352
Total available-for-sale investment securities	$220,412	$1,019	$(1,318)	$220,113

The estimated fair value of securities pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes amounted to $113.2 million and $104.5 million as of September 30, 2016, and December 31, 2015, respectively. As of

September 30, 2016, and December 31, 2015, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.
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
The Bank did not recognize in earnings any other-than-temporary impairment losses on available-for-sale investment securities during the three and nine months ended September 30, 2016, and September 30, 2015. During the three months ended September 30, 2016, the Bank received proceeds of $23.4 million from the sale of securities from its available-for-sale investment portfolio resulting in gross realized gains of $153.0 thousand and $18.0 thousand gross realized losses. During the three months ended September 30, 2015, there were no proceeds from sales of investments. However, a bond was called during the three months ended September 30, 2015, resulting in no gross realized gains and $12.0 thousand of gross realized losses. During the nine months ended September 30, 2016, the Bank received proceeds of $71.8 million from the sale of securities from its available-for-sale investment portfolio resulting in gross realized gains of $1.3 million and gross realized losses of $44.0 thousand, compared to proceeds of $12.3 million resulting in gross realized gains of $163.0 thousand and gross realized losses of $153.0 thousand during the nine months ended September 30, 2015.

Table 5.2: Gross Unrealized Loss and Fair Value of Available-for-Sale Securities
	As of September 30, 2016
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	($ in thousands)
U.S. Treasuries	$—	$—	$—	$—
U.S. Government agencies	3,001	(1)	—	—
Mortgage-backed securities	2,128	(2)	1,482	(8)
Collateralized mortgage obligations	31,404	(91)	4,021	(31)
Taxable state and municipal securities	6,211	(79)	—	—
Tax-exempt state and municipal securities	4,717	(30)	—	—
Total	$47,461	$(203)	$5,503	$(39)

	As of December 31, 2015
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	($ in thousands)
U.S. Treasuries	$5,101	$(33)	$—	$—
U.S. Government agencies	59,175	(382)	996	(8)
Mortgage-backed securities	36,769	(322)	2,612	(88)
Collateralized mortgage obligations	19,320	(225)	10,034	(249)
Tax-exempt state and municipal securities	1,245	(9)	519	(2)
Total	$121,610	$(971)	$14,161	$(347)

As of September 30, 2016, there were $5.5 million, or four positions, of individual securities that had been in a continuous loss position for more than 12 months with a total unrealized loss of $39.0 thousand. As of December 31, 2015, there were $14.2 million, or eleven positions, of individual securities that had been in a continuous loss position for more than 12 months with a total unrealized loss of $347.0 thousand. Management has determined these securities are temporarily impaired at September 30, 2016 for the following reasons:
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
The temporary unrealized losses presented above are attributable to interest rate fluctuations. As of September 30, 2016, all U.S. Treasuries and U.S. Government Agencies are rated AA+ or higher, and any fluctuations in their fair value are caused by changes in interest rates and are not considered credit related as the contractual cash flows of these investments are either explicitly or implicitly backed by the full faith and credit of the U.S. Government. Unrealized losses that are related to the prevailing interest rate environment will decline over time and recover as these securities approach maturity. As of September 30, 2016, the fair market value of U.S. Treasuries and U.S. Government Agencies was $5.1 million and $58.6 million, respectively. The mortgage-backed securities portfolio at September 30, 2016, is composed of GNMA, FNMA or FHLMC mortgage-backed securities reported at fair value of $64.5 million and GNMA collateralized mortgage obligations reported at fair value of $85.9 million. Any associated unrealized losses are caused by changes in interest rates and are not considered credit related as the contractual cash flows of these investments are either explicitly or implicitly backed by the full faith and credit of the U.S. Government. As of September 30, 2016, the fair value of the taxable state and municipal securities portfolio totaled $12.5 million, while the tax-exempt state and municipal securities portfolio totaled $11.3 million. As of September 30, 2016, all tax-exempt state and municipal securities are rated A or higher, and any fluctuations in their fair value are caused by changes in interest rates.

Table 5.3: Contractual Maturity of Available-For-Sale Securities
	As of September 30, 2016
	Amortized Cost	Fair Value
	($ in thousands)
Due within one year	$5,477	$5,498
Due after one year through five years	60,016	61,000
Due after five years through ten years	33,448	33,706
Due after ten years	137,276	137,818
Total	$236,217	$238,022

In the table above, mortgage-backed securities and collateralized mortgage obligations are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

6. LOANS HELD FOR INVESTMENT

Table 6.1: Composition of Loans Held for Investment
	September 30, 2016	December 31, 2015
	($ in thousands)
Construction and development	$272,171	$249,433
Commercial real estate	709,020	657,110
Residential real estate	279,442	241,395
Real estate loans	1,260,633	1,147,938
Commercial and industrial	166,145	153,860
Consumer	4,593	6,285
Total loans held for investment	1,431,371	1,308,083
Less: allowance for loan losses	12,960	12,289
Total loans held for investment, net of allowance	$1,418,411	$1,295,794

As of September 30, 2016, $747.3 million of loans were pledged as collateral for FHLB advances, compared to $636.2 million as of December 31, 2015. Loans pledged include qualifying home equity lines of credit, commercial real estate loans, multifamily real estate loans, and residential real estate secured loans. As of September 30, 2016, and December 31, 2015, there were $0.9 million and $1.6 million of net unamortized deferred fees, respectively.
A significant portion of the Bank’s loan portfolio is secured by commercial real estate collateral in the greater Washington, D.C. metropolitan area. Real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. Under guidance adopted by the federal banking regulators, banks with concentrations in construction, land development or commercial real estate loans (other than loans for majority owner occupied properties) would be expected to maintain higher levels of risk management and, potentially, higher levels of capital. Loans that are 90+ days past due and still accruing are only loans that are well secured and in the process of collection.

Table 6.2: Loans Held for Investment Aging Analysis
	As of September 30, 2016
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due (and accruing)	Non- Accrual	Total Past Due	Total Loans
	($ in thousands)
Construction and development	$270,996	$1,083	$—	$—	$92	$1,175	$272,171
Commercial real estate	702,116	4,450	—	—	2,454	6,904	709,020
Residential real estate	276,645	1,498	109	—	1,190	2,797	279,442
Commercial and industrial	164,321	35	—	—	1,789	1,824	166,145
Consumer	4,227	4	—	—	362	366	4,593
Balance at end of period	$1,418,305	$7,070	$109	$—	$5,887	$13,066	$1,431,371

	As of December 31, 2015
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due (and accruing)	Non- Accrual	Total Past Due	Total Loans
	($ in thousands)
Construction and development	$249,312	$—	$—	$—	$121	$121	$249,433
Commercial real estate	649,185	2,466	—	—	5,459	7,925	657,110
Residential real estate	238,831	1,044	—	—	1,520	2,564	241,395
Commercial and industrial	149,703	411	617	28	3,101	4,157	153,860
Consumer	6,284	1	—	—	—	1	6,285
Balance at end of period	$1,293,315	$3,922	$617	$28	$10,201	$14,768	$1,308,083

(1) For the purpose of this table, loans 1-29 days past due are included in the balance of current loans.

The Company divides its loans held for investment into the following categories based on credit quality.
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

•
Special mention loans (risk rating 7) have a specifically defined weakness in the borrower’s operations and/or the borrower’s ability to generate positive cash flow on a sustained basis. For example, the borrower’s recent payment history may be characterized by late payments. The Company’s risk exposure to special mention loans is partially mitigated by collateral supporting the loan; however, loans in this category have collateral that is considered to be degraded.

•
Substandard loans (risk rating 8) are considered to have specific and well-defined weaknesses that jeopardize the repayment terms as originally structured in the Company’s initial credit extension. The payment history for the loan may have been inconsistent and the expected or projected primary repayment source may be inadequate to service the loan, or the estimated net liquidation value of the collateral pledged and/or ability of the personal guarantors to pay the loan may not adequately protect the Company. For loans in this category, there is a distinct possibility that the Company will sustain some loss if the deficiencies associated with the loan are not corrected in the near term. A substandard loan would not automatically meet the Company’s definition of an impaired loan unless the loan is significantly past due and the borrower’s performance and financial condition provide evidence that it is probable the Company will be unable to collect all amounts due. Substandard non-accrual loans have the same characteristics as substandard loans. However these loans have a non-accrual classification generally because the borrower’s principal or interest payments are 90 days or more past due.

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

Table 6.3: Risk Categories of Loans Held for Investment
	As of September 30, 2016
Internal risk rating grades	Pass	Pass Watch	Special Mention	Substandard	Total
Risk rating number	1 to 5	6	7	8
	($ in thousands)
Construction and development	$270,826	$1,253	$—	$92	$272,171
Commercial real estate	694,363	8,775	2,527	3,355	709,020
Residential real estate	270,004	6,742	883	1,813	279,442
Commercial and industrial	158,831	4,542	750	2,022	166,145
Consumer	4,225	5	—	363	4,593
Balance at end of period	$1,398,249	$21,317	$4,160	$7,645	$1,431,371

	As of December 31, 2015
Internal risk rating grades	Pass	Pass Watch	Special Mention	Substandard	Total
Risk rating number	1 to 5	6	7	8
	($ in thousands)
Construction and development	$248,011	$1,301	$—	$121	$249,433
Commercial real estate	638,431	5,950	5,570	7,159	657,110
Residential real estate	234,957	4,447	783	1,208	241,395
Commercial and industrial	144,421	3,732	1,170	4,537	153,860
Consumer	5,905	380	—	—	6,285
Balance at end of period	$1,271,725	$15,810	$7,523	$13,025	$1,308,083

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

Table 6.4: Non-Accrual Loans
	September 30, 2016	December 31, 2015
	($ in thousands)
Construction and development	$92	$121
Commercial real estate	2,454	5,459
Residential real estate	1,190	1,520
Commercial and industrial	1,789	3,101
Consumer	362	—
Total non-accrual loans	$5,887	$10,201

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

Table 6.5: Changes in Troubled Debt Restructurings
	September 30, 2016
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	($ in thousands)
For the Three Months Ended:
Beginning Balance	$—	$—	$2,866	$397	$353	$3,616
New TDRs	—	742	—	—	—	742
Increases to existing TDRs	—	—	2	—	—	2
Charge-offs post modification	—	—	—	—	—	—
Sales, principal payments, or other decreases	—	(742)	(14)	(66)	(4)	(826)
Ending Balance	$—	$—	$2,854	$331	$349	$3,534

For the Nine Months Ended:
Beginning Balance	$29	$2,029	$1,967	$1,949	$353	$6,327
New TDRs	—	742	1,788	28	—	2,558
Increases to existing TDRs	—	—	6	—	—	6
Charge-offs post modification	(29)	(544)	(11)	(576)	—	(1,160)
Sales, principal payments, or other decreases	—	(2,227)	(896)	(1,070)	(4)	(4,197)
Ending Balance	$—	$—	$2,854	$331	$349	$3,534

	September 30, 2015
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	($ in thousands)
For the Three Months Ended:
Beginning Balance	$228	$2,032	$1,934	$2,041	$—	$6,235
New TDRs	—	—	182	—	—	182
Increases to existing TDRs	—	—	4	—	—	4
Charge-offs post modification	—	—	—	—	—	—
Sales, principal payments, or other decreases	(4)	(3)	(158)	(45)	—	(210)
Ending Balance	$224	$2,029	$1,962	$1,996	$—	$6,211

For the Nine Months Ended:
Beginning Balance	$241	$4,619	$1,796	$354	$—	$7,010
New TDRs	—	—	536	1,675	—	2,211
Increases to existing TDRs	—	—	6	16	—	22
Charge-offs post modification	—	(128)	—	—	—	(128)
Sales, principal payments, or other decreases	(17)	(2,462)	(376)	(49)	—	(2,904)
Ending Balance	$224	$2,029	$1,962	$1,996	$—	$6,211

Table 6.6: New Troubled Debt Restructurings Details
	For the Nine Months Ended
	September 30, 2016			September 30, 2015
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	($ in thousands)
Construction and development	—	$—	$—	—	$—	$—
Commercial real estate	1	742	742	—	—	—
Residential real estate	1	1,788	1,788	4	536	536
Commercial and industrial	1	28	28	5	1,839	1,675
Consumer	—	—	—	—	—	—
Total loans	3	$2,558	$2,558	9	$2,375	$2,211

TDRs are reported as impaired loans in the calendar year of their restructuring and are evaluated to determine whether they should be placed on non-accrual status. In subsequent years, a TDR may be returned to accrual status if the borrower satisfies a minimum six-month performance requirement; however, it will remain classified as impaired.

Table 6.7: Troubled Debt Restructuring in Default in Past Twelve Months
	As of September 30,
	2016			2015
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	($ in thousands)
Construction and development	1	$184	$29	1	$379	$224
Commercial real estate	2	2,071	2,029	2	2,071	2,029
Residential real estate	1	168	144	1	201	201
Commercial and industrial	1	931	931	3	853	688
Consumer	1	352	349	—	—	—
Total loans	6	$3,706	$3,482	7	$3,504	$3,142

The following is an analysis of new loans modified in a troubled debt restructuring by type of concession for the three and nine months ended September 30, 2016, and 2015. There were no modifications that involved forgiveness of debt.

Table 6.8: Troubled Debt Restructuring by Type of Concession
	TDRs Entered into During the Three Months Ended September 30,
	2016		2015
	Number of Loans	Post-Modification Outstanding Recorded Balance	Number of Loans	Post-Modification Outstanding Recorded Balance
	($ in thousands)
Extended under forbearance	1	$742	—	$—
Interest rate modification	—	—	—	—
Maturity or payment extension	—	—	1	182
Total loans	1	$742	1	$182

	TDRs Entered into During the Nine Months Ended September 30,
	2016		2015
	Number of Loans	Post-Modification Outstanding Recorded Balance	Number of Loans	Post-Modification Outstanding Recorded Balance
	($ in thousands)
Extended under forbearance	3	$2,558	—	$—
Interest rate modification	—	—	2	267
Maturity or payment extension	—	—	7	1,944
Total loans	3	$2,558	9	$2,211

The outstanding balances in Table 6.1 include acquired impaired loans with a recorded investment of $2.7 million or 0.2% of total loans as of September 30, 2016, compared to $3.5 million or 0.3% of total loans as of December 31, 2015. The contractual principal of these acquired loans was $2.9 million as of September 30, 2016 compared to $3.8 million as of December 31, 2015. For these loans, the allowance for loan losses was increased by $1.0 thousand and decreased by $199.0 thousand during the three and nine months ended September 30, 2016, respectively, compared to a decrease of $2.0 thousand and an increase of $72.0 thousand during the three and nine months ended September 30, 2015, respectively. The balances do not include future accretable net interest on the acquired impaired loans.

Table 6.9: Accretable Yield of Purchased Credit Impaired Loans
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	($ in thousands)
Accretable yield at beginning of period	$1,168	$1,354	$1,208	$1,484
Accretion (including cash recoveries)	(43)	(79)	(175)	(259)
Net reclassifications to accretable from non-accretable	(235)	12	10	62
Disposals (including maturities, foreclosures, and charge-offs)	—	(74)	(153)	(74)
Accretable yield at end of period	$890	$1,213	$890	$1,213

Table 6.10: Non-Performing Assets
	September 30, 2016	December 31, 2015
	($ in thousands)
Non-accrual loans	$5,887	$10,201
90+ days still accruing	—	28
Troubled debt restructurings still accruing	3,184	4,269
Other real estate owned	1,969	—
Total non-performing assets	$11,040	$14,498

As of September 30, 2016, and December 31, 2015, there was no loan and one loan, respectively, past due more than 90 days that were still accruing. If interest had been earned on the non-accrual loans, interest income on these loans would have been approximately $109.3 thousand and $407.4 thousand for the three and nine months ended September 30, 2016, respectively, compared to $127.4 thousand and $301.2 thousand for the three and nine months ended September 30, 2015, respectively. The Company has no remaining commitment to fund non-performing loans. As of September 30, 2016, the Company had approximately $125.0 thousand in loans in the process of foreclosure.

7. ALLOWANCE FOR LOAN LOSSES

Table 7.1: Changes in Allowance for Loan Losses
	September 30, 2016
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	($ in thousands)
For the Three Months Ended:
Beginning Balance	$2,573	$6,391	$1,552	$1,818	$261	$12,595
Provision for loan losses	94	381	117	328	115	1,035
Charge-offs	—	(90)	—	(612)	—	(702)
Recoveries	—	10	16	5	1	32
Ending Balance	$2,667	$6,692	$1,685	$1,539	$377	$12,960

For the Nine Months Ended:
Beginning Balance	$2,321	$6,125	$1,532	$2,172	$139	$12,289
Provisions for loan losses	375	1,227	152	650	236	2,640
Charge-offs	(31)	(670)	(48)	(1,302)	(1)	(2,052)
Recoveries	2	10	49	19	3	83
Ending Balance	$2,667	$6,692	$1,685	$1,539	$377	$12,960

	September 30, 2015
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	($ in thousands)
For the Three Months Ended:
Beginning Balance	$1,650	$5,616	$1,290	$2,048	$22	$10,626
Provision for loan losses	167	687	(245)	251	65	925
Charge-offs	—	—	—	—	—	—
Recoveries	—	1	15	5	1	22
Ending Balance	$1,817	$6,304	$1,060	$2,304	$88	$11,573

For the Nine Months Ended:
Beginning Balance	$1,028	$5,674	$920	$1,612	$23	$9,257
Provision for loan losses	789	767	179	672	68	2,475
Charge-offs	—	(138)	(143)	—	(6)	(287)
Recoveries	—	1	104	20	3	128
Ending Balance	$1,817	$6,304	$1,060	$2,304	$88	$11,573

Table 7.2: Loans Held for Investment and Related Allowance for Loan Losses by Impairment Method and Loan Class
	As of September 30, 2016
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	($ in thousands)
Ending Balance:
Evaluated collectively for impairment	$272,079	$706,566	$275,400	$164,025	$4,230	$1,422,300
Evaluated individually for impairment	92	2,454	4,042	2,120	363	9,071
	$272,171	$709,020	$279,442	$166,145	$4,593	$1,431,371

Allowance for Losses:
Evaluated collectively for impairment	$2,666	$6,092	$1,456	$888	$14	$11,116
Evaluated individually for impairment	1	600	229	651	363	1,844
	$2,667	$6,692	$1,685	$1,539	$377	$12,960

	As of December 31, 2015
	Construction and Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	($ in thousands)
Ending Balance:
Evaluated collectively for impairment	$249,312	$643,617	$235,885	$145,217	$5,932	$1,279,963
Evaluated individually for impairment	121	5,458	3,488	5,050	353	14,470
Evaluated individually for impairment but not deemed to be impaired	—	8,035	2,022	3,593	—	13,650
	$249,433	$657,110	$241,395	$153,860	$6,285	$1,308,083

Allowance for Losses:
Evaluated collectively for impairment	$2,291	$4,990	$1,181	$787	$20	$9,269
Evaluated individually for impairment	30	972	170	1,209	119	2,500
Evaluated individually for impairment but not deemed to be impaired	—	163	181	176	—	520
	$2,321	$6,125	$1,532	$2,172	$139	$12,289

Table 7.3: Specific Allocation for Impaired Loans
	September 30, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
	($ in thousands)
With no related allowance:
Construction and development	$—	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	317	278	—
Residential real estate	2,497	2,442	—	2,397	2,297	—
Commercial and industrial	450	254	—	407	313	—
Consumer	—	—	—	—	—	—
Total with no related allowance	2,947	2,696	—	3,121	2,888	—
With an allowance recorded:
Construction and development	107	92	1	291	121	30
Commercial real estate	2,522	2,454	600	5,313	5,180	972
Residential real estate	1,667	1,600	229	1,205	1,191	170
Commercial and industrial	1,976	1,866	651	5,146	4,737	1,209
Consumer	366	363	363	353	353	119
Total with an allowance recorded	6,638	6,375	1,844	12,308	11,582	2,500
Total impaired loans	$9,585	$9,071	$1,844	$15,429	$14,470	$2,500

Table 7.4: Average Impaired Loan Balance
	For the Three Months Ended
	September 30, 2016		September 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	($ in thousands)
With no related allowance:
Construction and development	$—	$—	$—	$—
Commercial real estate	1,105	—	8,637	100
Residential real estate	2,833	28	1,824	20
Commercial and industrial	1,484	1	367	1
Consumer	—	—	—	—
Total with no related allowance	5,422	29	10,828	121
With an allowance recorded:
Construction and development	92	—	225	—
Commercial real estate	2,462	—	7,478	82
Residential real estate	1,629	10	1,745	16
Commercial and industrial	1,925	1	8,032	120
Consumer	364	—	329	1
Total with an allowance recorded	6,472	11	17,809	219
Total average impaired loans	$11,894	$40	$28,637	$340

	For the Nine Months Ended
	September 30, 2016		September 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	($ in thousands)
With no related allowance:
Construction and development	$30	$—	$—	$—
Commercial real estate	3,978	—	9,488	299
Residential real estate	3,817	87	2,082	61
Commercial and industrial	4,107	11	442	2
Consumer	—	—	3	—
Total with no related allowance	11,932	98	12,015	362
With an allowance recorded:
Construction and development	92	—	232	—
Commercial real estate	2,476	—	7,536	246
Residential real estate	2,094	42	1,629	49
Commercial and industrial	2,024	4	6,271	359
Consumer	365	—	310	2
Total with an allowance recorded	7,051	46	15,978	656
Total average impaired loans	$18,983	$144	$27,993	$1,018

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

Table 8.1: Changes in OREO
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	($ in thousands)
Balance at beginning of period	$2,159	$291	$—	$361
Properties acquired at foreclosure	—	—	2,256	90
Sales of foreclosed properties	(190)	(182)	(190)	(342)
Write-downs	—	—	(97)	—
Balance at end of period	$1,969	$109	$1,969	$109

Table 8.2: OREO Activity
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	($ in thousands)
Write-downs	$—	$—	$97	$—
Operating expenses	48	5	67	19
Rental income	(29)	—	(31)	—
Net OREO activity	$19	$5	$133	$19

9. GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
Intangible assets include goodwill, core deposit intangibles, and a client list intangible. Goodwill represents the excess of purchase price over fair value of net assets and liabilities acquired. Under ASC 350-10, intangible assets and goodwill acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. Impairment testing requires that the fair value be compared to the carrying amount of net assets, including goodwill. If the net fair value exceeds the net book value, no write-down of recorded goodwill is required. If the fair value is less than book value, an expense may be required to write-down the related goodwill to the proper carrying value. Intangible assets with definite useful lives such as core deposits and customer relationships are amortized over their estimated useful lives to their estimated residual values. These are initially measured at fair value and then are amortized over their useful lives.
Core deposit intangibles arise when an acquired bank or branch has a stable deposit base comprised of funds associated with long-term customer relationships. The intangible asset value derives from customer relationships that provide a low-cost source of funding. The Bank’s core deposit intangibles arising from acquisitions are amortized over a five year period for non-interest bearing deposits and interest-bearing NOW accounts. Conversely, core deposit intangibles arising from savings accounts are being amortized over an eight year period. As a part of the 1st Portfolio Acquisition that closed on July 31, 2015, the Company recognized $5.2 million of goodwill and a client list intangible asset of $1.4 million. The client list is being amortized over a 15 year term beginning in August 2015. See Note 3 for further details on the 1st Portfolio Acquisition. The Company performs annual impairment tests on goodwill in the fourth quarter of each year using the fair value approach. There was no impairment of goodwill during the periods ended September 30, 2016 and September 30, 2015.

Table 9: Goodwill and Identifiable Intangibles
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	($ in thousands)
Goodwill:
Balance, beginning of period	$11,420	$6,240	$11,431	$6,240
Goodwill additions/(reductions)	—	5,210	(11)	5,210
Balance, end of period	$11,420	$11,450	$11,420	$11,450

Identifiable intangibles:
Core deposit intangible balance, beginning of period	$395	$568	$481	$654
Addition of core deposit intangibles	—	—	—	—
Amortization of core deposit intangibles	(43)	(44)	(129)	(130)
Core deposit intangible balance, net, end of period	$352	$524	$352	$524

Client list intangible balance, beginning of period	$1,358	$—	$1,407	$—
Addition of client list intangibles	—	1,447	—	1,447
Amortization of client list intangibles	(24)	(16)	(73)	(16)
Client list intangible balance, net, end of period	$1,334	$1,431	$1,334	$1,431
Total intangibles, net	$13,106	$13,405	$13,106	$13,405

10. DEPOSITS

Table 10.1: Composition of Deposits
	September 30, 2016	December 31, 2015
	($ in thousands)
Demand deposit accounts	$410,833	$304,425
NOW accounts	136,319	115,459
Money market accounts	290,750	309,940
Savings accounts	216,552	163,289
Time deposits under $100,000	75,467	81,771
Time deposits $100,000 through $250,000	260,313	242,683
Time deposits over $250,000	142,021	115,675
Total deposits	$1,532,255	$1,333,242

Time deposits include CDARS balances. The CDARS deposits are customer deposits that are placed in the CDARS network to maximize the FDIC insurance coverage for clients. CDARS balances were $37.4 million and $44.3 million as of September 30, 2016 and December 31, 2015, respectively. The Bank did not have any brokered deposits as of September 30, 2016 or December 31, 2015. As of September 30, 2016 and December 31, 2015, approximately $577.0 million and $644.3 million, respectively, in deposits were in excess of FDIC insurance limits.

Table 10.2: Scheduled Maturities of Time Deposits
	September 30, 2016	December 31, 2015
	($ in thousands)
Within 1 Year	$302,712	$295,442
1 - 2 years	104,565	75,869
2 - 3 years	41,968	32,651
3 - 4 years	16,312	21,446
4 - 5 years	11,990	14,472
5+ years	254	249
Total	$477,801	$440,129

11. OTHER BORROWINGS
Other borrowings consist of $6.5 million and $6.9 million of customer repurchase agreements as of September 30, 2016 and December 31, 2015, respectively. Customer repurchase agreements are overnight and continuous standard commercial banking transactions that involve a Bank customer instead of a wholesale bank or broker. The average rate of these repurchase agreements was 0.05% as of both September 30, 2016, and December 31, 2015. As of September 30, 2016, these repurchase agreements were backed by $3.4 million of collateralized mortgage obligations and $3.1 million of mortgage-backed securities, compared to $3.8 million and $3.1 million, respectively, as of December 31, 2015. In addition, the Bank maintains $134.5 million in unsecured lines of credit with a variety of correspondent banks. As of September 30, 2016, there were $15.7 million outstanding balances on these lines of credit. The parent company also maintains a $5.0 million unsecured line of credit with a bank.

12. FEDERAL HOME LOAN BANK ADVANCES
As a member of the FHLB, the Bank has access to numerous borrowing programs with total credit availability established at 25% of total quarter-end assets. FHLB advances are fully collateralized by pledges of certain qualifying real estate secured loans (see Note 4 - Cash and Cash Equivalents). The Bank also maintains a secured line of credit with the FHLB up to 25% of total assets or $479.2 million as of September 30, 2016 based on available collateral. As of September 30, 2016, the Bank’s borrowing capacity was $462.4 million of which $121.3 million was outstanding.

Table 12.1: Composition of FHLB Advances
	September 30, 2016	December 31, 2015
	($ in thousands)
As of period ended:
FHLB advances	$121,343	$107,579
FHLB purchase accounting mark	—	2,508
FHLB total	$121,343	$110,087
Weighted average outstanding effective interest rate	1.09%	1.62%

In August 2016, the Bank prepaid a long-term FHLB advance that was entered into during late 2015. This $10.0 million advance had a coupon rate of 1.67% and a final maturity of August 15, 2019 . The cost to terminate the debt instrument was $155.0 thousand
In late June 2016, the Bank prepaid a long-term FHLB advance that was assumed during the Alliance acquisition which was completed in December of 2012. This $25.0 million advance had a coupon rate of 3.99% but an effective cost of 2.04% after considering the purchase accounting mark on the instrument. The instrument had a final maturity of February 26, 2021. The effective cost (prepayment penalty less release of the purchase accounting mark) to terminate the debt instrument was $1.04 million.

Table 12.2: FHLB Advances Average Balances
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	($ in thousands)
Averages for the period:
FHLB advances	$85,407	$116,990	$103,783	$106,717
Average effective interest rate paid during the period	1.46%	1.41%	1.54%	1.45%
Maximum month-end balance outstanding	$121,343	$127,696	$131,098	$127,696

Table 12.3: Contractual Maturities of FHLB Advances
	September 30, 2016	December 31, 2015
	($ in thousands)
Within one year	$70,000	$15,000
1 - 2 years	7,500	7,500
2 - 3 years	15,738	7,500
3 - 4 years	16,784	25,869
4 - 5 years	6,648	15,000
5+ years	4,673	36,710
Total FHLB advances	$121,343	$107,579

13. LONG-TERM BORROWINGS

Table 13: Long-term Borrowings Detail
	September 30, 2016	December 31, 2015
	($ in thousands)
Subordinated debt	$25,000	$25,000
Trust preferred capital notes	10,310	10,310
Trust preferred capital notes purchase accounting mark	$(2,322)	$(2,426)
Long-term borrowings	$32,988	$32,884

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
Under current regulatory guidelines, the Subordinated Debt may constitute no more than 25% of total Tier 1 Capital. Any amount not eligible to be counted as Tier 1 Capital is considered to be Tier 2 Capital. As of September 30, 2016, the entire amount of Subordinated Debt was considered Tier 2 Capital.
On June 30, 2003, Alliance invested $300.0 thousand as common equity into a wholly-owned Delaware statutory business trust (the “Trust”). Simultaneously, the Trust privately issued $10.0 million face amount of thirty-year floating rate trust preferred capital securities (the “Trust Preferred Capital Notes”) in a pooled trust preferred capital securities offering. The Trust used the offering proceeds, plus the equity, to purchase $10.3 million principal amount of Alliance’s floating rate junior subordinated debentures due 2033 (the “Subordinated Debentures”). Both the Trust Preferred Capital Notes and the Subordinated Debentures are callable at any time, without penalty. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rates as of September 30, 2016 and December 31, 2015 were 4.00% and 3.66%, respectively. The Trust Preferred Capital Notes are guaranteed by the Company on a subordinated basis, and were recorded on the Company’s books at the time of the Alliance acquisition at a discounted amount of $7.5 million, which was the fair value of the instruments at the time of the acquisition. The $2.5 million discount is being expensed monthly over the life of the obligation. Under the indenture governing the Trust Preferred Capital Notes, the Company has the right to defer payments of interest for up to twenty consecutive quarterly periods. As of September 30, 2016, the Company was current on all interest payments.
Under current regulatory guidelines, the Trust Preferred Capital Notes may constitute no more than 25% of total Tier 1 Capital. Any amount not eligible to be counted as Tier 1 Capital is considered to be Tier 2 Capital.

14. SHAREHOLDERS’ EQUITY
In August 2011, the Company elected to participate in the SBLF, and issued 17,796 shares of its Series D Preferred Stock to the United States Treasury for $17.8 million. Under the terms of the SBLF transaction, during the first ten quarters (ended December 31, 2013) in which the Series D Preferred Stock was outstanding, the preferred shares earned dividends at a rate that could fluctuate on a quarterly basis. From the eleventh dividend period (ended March 31, 2014) through the year 4.5 years after the closing of the SBLF transaction, because the Company’s qualified small business lending (“QSBL”) as of December 31, 2013 had increased sufficiently as compared with the QSBL baseline, the annual dividend rate is fixed at a rate of 1%.
In August 2014, the Company redeemed $4.4 million (4,449 shares), or 25% of the $17.8 million outstanding Series D Preferred Stock. The shares were redeemed at their liquidation value of $1,000 per share plus accrued dividends, for a total redemption price of $4.5 million.
In February 2015, the Company redeemed an additional $4.4 million (4,449 shares), or 25% of the initial $17.8 million outstanding Series D Preferred Stock. The shares were redeemed at their liquidation value of $1,000 per share plus accrued dividends, for a total redemption price of $4.5 million.
In October 2015, the Company redeemed the remaining $8.9 million (8,898 shares) or 50% of the initial $17.8 million outstanding Series D Preferred Stock. These shares were redeemed at their liquidation value of $1,000 per share plus accrued dividends, for a total redemption price of $8.9 million. As of September 30, 2016, there were no shares outstanding of its Series D Preferred Stock.
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
In connection with the 1st Portfolio Acquisition, on July 31, 2015, the Company issued 916,382 shares of the Company’s common stock at a value of $17.05 as merger consideration to former stockholders of 1st Portfolio Holding Corporation. In accordance with the Agreement and Plan of Reorganization (the “Merger Agreement”), 47,895 of these shares were held in escrow until July 31, 2016 as security for the indemnification obligations of the FP Indemnity Security Holders as more particularly described in the Merger Agreement, and to make any payments to the Company as provided in therein. On August 1, 2016, all 47,895 held in escrow for indemnification obligations were released to their respective owners as per the agreement.
The Company commenced paying cash dividends in 2014. In the fourth quarter 2015, the Company increased the quarterly cash dividend to six cents ($0.06) per share, which was paid on January 2, April 1, and July 1, 2016. Although the Company expects to declare and pay quarterly cash dividends in the future, any such dividend would be at the discretion of the Board of Directors of the Company and would be subject to various federal and state regulatory limitations.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Bank has $20.2 million in fixed rate commitments and $316.9 million in variable rate commitments.

Table 15.1: Outstanding Commitments to Extend Credit
	September 30, 2016	December 31, 2015
	($ in thousands)
Unused lines of credit as of period ended:
Loans held for sale	$10,211	$3,613
Commercial	150,741	109,143
Commercial real estate	128,695	145,022
Residential real estate	195	772
Home equity	45,541	42,036
Personal lines of credit	1,727	2,799
Total outstanding commitments to extend credit	$337,110	$303,385

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
Investment in Affordable Housing Project
The Bank has committed $1.0 million to VCDC, a non-profit organization that seeks to gather capital from investors to build and operate low income housing programs. The Bank’s commitment is split evenly between two funds: the Housing Equity Fund of Virginia XVII, L.L.C (“Fund XVII”) and the Housing Equity Fund of Virginia XVIII, L.L.C. (“Fund XVIII”). The expected return on these two funds is in the form of tax credits and tax deductions from operating losses. The principal risk associated with such an investment results from potential noncompliance with the conditions in the tax law to qualify for the tax benefits, which could result in recapture of the tax benefits. As of September 30, 2016, the Bank had disbursed $490 thousand and $51 thousand to Fund XVII and Fund XVIII, respectively, as a result of investor capital calls. The Bank expects to make additional capital investments of $10 thousand by the end of 2017 for Fund XVII and additional capital investments of $450 thousand by the end of 2018 for Fund XVIII. The Bank accounts for the capital already disbursed in Other Assets on the balance sheet, and records related income using the effective interest method.
Other Contractual Arrangements
The Bank is party to a contract dated October 7, 2010, with Fiserv, for core data processing and item processing services integral to the operations of the Bank. Under the terms of the agreement, the Bank may cancel the agreement subject to a substantial cancellation penalty based on the current monthly billing and remaining term of the contract. The initial term of services provided shall end seven years following the date services are first used. Services were first provided beginning May 16, 2011 and will expire on May 15, 2018. The Bank expects to pay Fiserv approximately $1.0 million over the remaining life of the contract.
Mortgage Banking Interest Rate Locks

During the normal course of business, the Mortgage Company enters into commitments to originate mortgage loans with end customers whereby the interest rate on the loan is determined prior to funding or closing such a loan in a transaction referred to as an IRLOC. The IRLOC are considered derivatives. The Mortgage Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments. The Mortgage Company commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer of the loan has assumed the interest rate risk on the loan. The correlation between the IRLOC and the best efforts contracts is very high due to their similarity and timing of entering into an IRLOC with the customer and the best efforts delivery commitment entered into with the buyer of the loan.

The market values of the IRLOC are not readily ascertainable with precision because the IRLOC is not an actively traded instrument in a stand-alone market. The Mortgage Company determines the fair value of the IRLOC by considering the difference between the wholesale and retail mortgage values and the expected premium for service and release fees offset by direct production costs of the underlying loans. In addition, we apply an estimated pull through rate to the valuation which recognizes the likelihood that some loans that have an IRLOC will not ultimately result in a funded mortgage loan.

The Mortgage Company also originates mortgage loans which are sold to investors on mandatory basis. These loans are hedged via forward sales contracts of MBS. The forward sales contracts of the MBS securities provide a natural hedge against changes in interest rates when mortgage loans are locked with customers. Certain additional risks arise from these forward delivery contracts in that the counterparties to the contract may fail to meet their contractual obligations. The Mortgage Company does not expect the counterparties to fail to meet their respective obligations. If the Mortgage Company fails to close loans required under mandatory delivery requirements, the Mortgage Company could incur additional costs to acquire additional loans to meet the commitment and/or MBS securities to comply with its contractual obligations. These costs could adversely impact the financial performance of the Mortgage Company. The forward sales contracts of MBS securities are recorded at fair value with the changes in fair value recorded in non-interest income.
Since the derivative instruments are not designated as hedging instruments, the fair value of the derivatives are recorded by the Mortgage Company as a freestanding asset or liability with the change in value being recognized in current net income during the period of change. As of September 30, 2016, and December 31, 2015, the Mortgage Company had open forward contracts with a notional value of $62.3 million and $35.0 million, respectively. The open forward delivery contracts are composed of forward sales of MBS. The fair value of these open forward contracts was a liability of $257.0 thousand and $27.7 thousand as of September 30, 2016 and December 31, 2015, respectively. Certain additional risks arise from these forward delivery contracts in that the counterparties to the contracts may not be able to meet the terms of the contracts. The Mortgage Company does not expect any counterparty to fail to meet its obligation. Additional risks inherent in mandatory delivery programs include the risk that if the Mortgage Company does not close the loans subject to interest rate risk lock commitments, they will be obligated to deliver MBS to the counterparty under the forward sales agreement. Should this be required, the Mortgage Company could incur significant costs in acquiring replacement loans or MBS and such costs could have an adverse effect on mortgage banking operations in future periods.
IRLCs totaled $63.6 million (notional amount) as of September 30, 2016. Fair values of these best efforts commitments were $455.7 thousand as of September 30, 2016.
Loans Held for Sale Loss Contingencies

The Mortgage Company makes representations and warranties that loans sold to investors meet its program’s guidelines and that the information provided by the borrowers is accurate and complete. In the event of a default on a loan sold, the investor may make a claim for losses due to document deficiencies, program compliance, early payment default, and fraud or borrower misrepresentations. The Mortgage Company maintains a reserve in other liabilities for potential losses on mortgage loans sold. Management performs a quarterly analysis to determine the adequacy of the reserve. As of September 30, 2016, and December 31, 2015, the balance in this reserve totaled $0.3 million and $0.3 million, respectively.

16. RELATED PARTY TRANSACTIONS
The aggregate amount of loans outstanding to employees, officers, directors, and to companies in which the Company’s directors were principal owners, amounted to $22.9 million, or 1.6% of total loans, and $23.7 million, or 1.8% of total loans, as of September 30, 2016 and December 31, 2015, respectively. For the three and nine months ended September 30, 2016, principal advances to related parties totaled $2.9 million and $3.4 million, respectively and principal repayments and other reductions totaled $1.8 million and $4.9 million for the same periods.
Total deposit accounts with related parties totaled $30.1 million and $26.7 million as of September 30, 2016 and December 31, 2015, respectively.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, Common Equity Tier 1 and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, in each case as those terms are defined in the regulations. As of September 30, 2016, Management believes the Company satisfied all capital adequacy requirements to which it was subject to and that the Company and Bank were “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios, as set forth in the table below.

Additionally, under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over three years beginning in 2016. We have included the 0.625% increase for 2016 in our minimum capital adequacy ratios in the table below. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. As of September 30, 2016, the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if all such requirements were currently in effect. The capital buffer provisions as of September 30, 2016, are presented in the table below as well.

Table 17: Capital Amounts, Ratios and Regulatory Requirements Summary
	Actual		To Be Well Capitalized Under Prompt Corrective Action Provisions		For Minimum Capital Adequacy Purposes		For Minimum Capital Adequacy Purposes with Capital Buffer (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of September 30, 2016:
Total risk-based capital ratio
Consolidated	$222,913	14.67%	n/a	n/a	$121,532	>8.0%	$131,027	>8.625%
Bank	208,661	13.75%	$151,735	>10.0%	121,388	>8.0%	130,872	>8.625%
Tier 1 risk-based capital ratio
Consolidated	184,650	12.15%	n/a	n/a	91,149	>6.0%	100,644	>6.625%
Bank	195,398	12.88%	121,388	>8.0%	91,041	>6.0%	100,525	>6.625%
Common Equity Tier 1 risk-based capital ratio
Consolidated	176,662	11.63%	n/a	n/a	68,362	>4.5%	77,856	>5.125%
Bank	195,398	12.88%	98,628	>6.5%	68,281	>4.5%	77,764	>5.125%
Tier 1 leverage ratio
Consolidated	184,650	10.33%	n/a	n/a	71,479	>4.0%	n/a	n/a
Bank	195,398	10.94%	89,307	>5.0%	71,446	>4.0%	n/a	n/a

As of December 31, 2015:
Total risk-based capital ratio
Consolidated	$209,962	14.86%	n/a	n/a	$113,022	>8.0%	n/a	n/a
Bank	193,214	13.70%	$141,050	>10.0%	112,840	>8.0%	n/a	n/a
Tier 1 risk-based capital ratio
Consolidated	172,673	12.22%	n/a	n/a	84,766	>6.0%	n/a	n/a
Bank	180,925	12.83%	112,840	>8.0%	84,630	>6.0%	n/a	n/a
Common Equity Tier 1 risk-based capital ratio
Consolidated	164,789	11.66%	n/a	n/a	63,575	>4.5%	n/a	n/a
Bank	180,925	12.83%	91,683	>6.5%	63,473	>4.5%	n/a	n/a
Tier 1 leverage ratio
Consolidated	172,673	10.67%	n/a	n/a	64,730	>4.0%	n/a	n/a
Bank	180,925	11.19%	80,808	>5.0%	64,646	>4.0%	n/a	n/a
(1) Capital Buffer is not applicable to Tier 1 leverage ratio or any periods prior to January 1, 2016

18. SHARE BASED COMPENSATION
In February 2010, the Board of Directors of the Company approved the Company’s 2010 Equity Compensation Plan (the “2010 Equity Plan”). Pursuant to the terms of the 2010 Equity Plan, all shares of common stock of the Company remaining unissued under the prior plans were canceled, and an identical number of shares of the Company’s common stock were reserved for issuance under the 2010 Equity Plan. The 2010 Equity Plan gives the Personnel/Compensation Committee of the Company the ability to grant Incentive Stock Options, Non-Qualified Stock Options, Stock Appreciation Rights, Restricted Stock, and Stock Awards to employees and non-employee directors.
Under ASC 718, the Company recognizes compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides services in exchange for the award. Compensation cost is measured based on the fair value of the equity instrument issued at the date of grant. For the nine months ended September 30, 2016, and September 30, 2015, the Company recognized $413.1 thousand and $267.0 thousand in expenses, respectively, related to these awards. The total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan as of both September 30, 2016, and September 30, 2015, was $1.4 million and $0.9 million, respectively, and is expected to be recognized over a weighted average period of 3.8 years and 3.7 years, respectively.

Table 18.1: Stock Options
	For the Nine Months Ended September 30,
	2016		2015
	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price
Outstanding, beginning of year	632,036	$12.13	547,695	$10.96
Options granted or exchanged	83,278	21.04	133,734	14.83
Exercised	(61,722)	11.41	(36,554)	9.51
Canceled or forfeited	(14,481)	15.19	(4,027)	11.27
Outstanding, end of period	639,111	$13.29	640,848	$11.86
Exercisable at end of period	277,842	$12.20	321,174	$11.71

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

Table 18.2: Fair Value Assumptions for Stock Option Awards
	For the Nine Months Ended September 30,
	2016	2015
Weighted-average risk-free interest rate	1.46%	2.19%
Expected dividend yield	1.14%	1.26%
Weighted-average expected volatility	52.45%	59.90%
Weighted-average expected life (in years)	7.0	10.0
Weighted-average fair value of each option granted	$10.03	$9.40

Table 18.3: Stock Options Outstanding
	As of September 30, 2016
	Outstanding		Exercisable
Range of Exercise Prices	Stock Options	Weighted-Average Remaining Contractual Life	Stock Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$8.00 - $9.99	16,777	3.2	16,777	3.2	$8.68
$10.00 - $10.99	268,011	5.7	63,295	5.2	10.61
$11.00 - $11.99	12,561	1.2	12,561	1.2	11.97
$12.00 - $12.99	109,942	0.9	109,942	0.9	12.10
$13.00 - $13.99	46,090	0.6	46,090	0.6	13.82
$14.00 - $14.99	11,110	2.7	6,763	2.3	14.49
$15.00 - $15.99	73,950	7.7	19,192	6.5	15.84
$16.00 - $16.99	6,442	3.3	3,222	2.7	16.43
$17.00 - $22.99	94,228	9.4	—	0.0	—
	639,111	5.1	277,842	2.4	$12.20

As of September 30, 2016, and September 30, 2015, the intrinsic value of stock options outstanding was $7.2 million and $4.2 million, respectively.

Table 18.4: Non-Vested Restricted Stock
	For the Nine Months Ended September 30,
	2016		2015
	Non-vested Restricted Stock	Weighted-Average Grant Date Fair Value	Non-vested Restricted Stock	Weighted-Average Grant Date Fair Value
Outstanding, beginning of year	42,369	$9.36	61,409	$9.59
Granted	—	—	—	—
Canceled	(1,140)	14.14	—	14.31
Vested and issued	(14,368)	12.58	(19,160)	11.83
Outstanding, end of period	26,861	$7.43	42,249	$8.54

19. EARNINGS PER SHARE
Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of voting and non-voting restricted common shares outstanding during the period. Diluted earnings per common share is computed by dividing applicable net income by the weighted average number of common shares outstanding plus any dilutive potential common shares and dilutive stock options. It is assumed that all dilutive stock options were exercised at the beginning of each period and that the proceeds were used to purchase shares of the Company’s common stock at the average market price during the period.
The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock has no effect on income available to common shareholders.

Table 19: Basic and Dilutive Earnings Per Share
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	($ in thousands, except for per share amounts)
Net income	$4,941	$3,156	$13,263	$8,713
Less: SBLF dividends	—	(22)	—	(73)
Net income available to common shareholders	$4,941	$3,134	$13,263	$8,640

Weighted average number of shares outstanding	12,253,488	10,218,290	12,234,887	9,797,340
Effect of dilutive shares (1)	231,957	188,470	221,521	172,701
Diluted weighted average number of shares outstanding	12,485,445	10,406,760	12,456,408	9,970,041

Basic earnings per share	$0.40	$0.31	$1.08	$0.88
Diluted earnings per share	$0.39	$0.31	$1.06	$0.87
(1) For the three and nine months ended September 30, 2016 and 2015 all restricted stock, stock options and warrants were dilutive.

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
Recurring Fair Value Measurements and Classification
Investment Securities Available for Sale
The fair value of investments in U.S. Treasuries is based on unadjusted quoted prices in active markets. The Company classifies these fair value measurements as Level 1.
For a significant portion of the Company’s investment portfolio, including most asset-backed securities, corporate debt securities, senior agency debt securities, and Government/GSE guaranteed mortgage-backed securities, fair value is determined using a reputable and nationally recognized third party pricing service. The prices obtained are non-binding and generally representative of recent market trades. The Company corroborates its primary valuation source by obtaining a secondary price from another independent third party pricing service. The Company classifies these fair value measurements as Level 2.
For certain investment securities that are thinly traded or not quoted, the Company estimates fair value using internally-developed models that employ a discounted cash flow approach. The Company maximizes the use of observable market data, including prices of financial instruments with similar maturities and characteristics, interest rate yield curves, measures of volatility and prepayment rates. The Company generally considers a market to be thinly traded or not quoted if the following conditions exist: (1) there are few transactions for the financial instruments; (2) the prices in the market are not current; (3) the price quotes vary significantly either over time or among independent pricing services or dealers; or (4) there is a limited availability of public market information. The Company classifies these fair value measurements as Level 3.
Net transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period. There were no transfers within the fair value hierarchy for fair value measurements of the Company's investment securities during the nine months ended September 30, 2016 or 2015.
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
Nonrecurring Fair Value Measurements and Classification
Loans Held for Investment
Certain loans in the Company's loan portfolio are measured at fair value when they are determined to be impaired. Impaired loans are reported at fair value less estimated cost to sell. The fair value of the loan generally is based on the fair value of the underlying property, which is determined by third-party appraisals when available. When third-party appraisals are not available, fair value is estimated based on factors such as prices for comparable properties in similar geographical areas and/or assessment through observation of such properties. The Company classifies these fair values as Level 3 measurements.
Other Real Estate Owned
The Company initially records OREO properties at fair value less estimated costs to sell and subsequently records them at the lower of carrying value or fair value less estimated costs to sell. The fair value of OREO is determined by third-party appraisals when available. When third-party appraisals are not available, fair value is estimated based on factors such as prices for comparable properties in similar geographical areas and/or assessment through observation of such properties.
Fair Value Classification and Transfers
Fair values estimated by management in the absence of readily determinable fair values are classified as Level 3. As of September 30, 2016, the Company's Level 3 assets and liabilities recorded were $9.9 million or approximately 0.5% of total assets and 4.0% of financial instruments measured at fair value. As of December 31, 2015, level 3 assets and liabilities were at $16.6 million or approximately 1.0% of total assets and 7.0% of financial instruments measured at fair value.
The following tables present information about the Company's assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2016 and December 31, 2015, respectively, and indicate the fair value hierarchy of the valuation techniques used by the Company to determine such fair value:

Table 20.1: Summary of Assets and Liabilities Measured at Fair Value
	As of September 30, 2016
	Level 1	Level 2	Level 3	Total
	($ in thousands)
Recurring:
Assets:
U.S. Treasuries	$5,148	$—	$—	$5,148
U.S. Government agencies	—	58,632	—	58,632
Mortgage-backed securities	—	64,548	—	64,548
Collateralized mortgage obligations	—	85,880	—	85,880
Taxable state and municipal securities	—	12,546	—	12,546
Tax-exempt state and municipal securities	—	11,268	—	11,268
Financial derivatives	—	—	459	459
Total recurring assets at fair value	$5,148	$232,874	$459	$238,481
Liabilities:
Financial derivatives	$—	$—	$262	$262
Total recurring liabilities at fair value	$—	$—	$262	$262
Nonrecurring:
Assets:
Loans held for investment (1)	$—	$—	$7,227	$7,227
Other real estate owned	—	—	1,969	1,969
Total nonrecurring assets at fair value	$—	$—	$9,196	$9,196

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
	($ in thousands)
Recurring:
Assets:
U.S. Treasuries	$9,618	$—	$—	$9,618
U.S. Government agencies	—	96,016	—	96,016
Mortgage-backed securities	—	58,876	—	58,876
Collateralized mortgage obligations	—	40,398	—	40,398
Taxable state and municipal securities	—	10,853	—	10,853
Tax-exempt state and municipal securities	—	4,352	—	4,352
Financial derivatives	—	—	93	93
Total recurring assets at fair value	$9,618	$210,495	$93	$220,206
Liabilities:
Financial derivatives	—	—	27	27
Total recurring liabilities at fair value	$—	$—	$27	$27
Nonrecurring:
Assets:
Loans held for investment (1)	$—	$—	$16,521	$16,521
Other real estate owned	—	—	—	—
Total nonrecurring assets at fair value	$—	$—	$16,521	$16,521
(1) Represents the impaired loans, net of allowance, that have been individually evaluated and reserved for.

The recurring Level 3 assets and liabilities are related to the fair value of the interest rate locks recorded by the Mortgage Company (acquired in July 2015). These derivatives represent the fair value of the interest rate locks and forward sales contracts of mortgage backed securities. The fair value utilizes market pricing for the valuation with the unobservable inputs being the estimated pull-through percentages which ranges from 70% to 90%. For more information on these derivatives, see Part II, Note 15 - Commitments and Contingencies. There were no significant transfers in or out of level 3 as of September 30, 2016, and December 31, 2015, respectively.

Table 20.2: Estimated Fair Values and Carrying Values for Financial Assets, Liabilities and Commitments
	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ in thousands)
Assets:
Cash and cash equivalents	$131,327	$131,327	$62,753	$62,753
Investment securities	238,022	238,022	220,113	220,113
Restricted Stock	7,019	7,019	6,128	6,128
Loans held for sale	62,847	65,193	36,494	37,389
Loans held for investment, net	1,418,411	1,472,772	1,295,794	1,334,205
Bank-owned life insurance	13,791	13,791	13,521	13,521
Derivatives	459	459	93	93
Liabilities:
Time deposits	477,801	480,440	440,129	440,584
Other borrowings	22,479	22,479	6,942	6,942
FHLB advances	121,343	122,443	110,087	112,994
Long-term borrowings	32,988	46,166	32,884	44,309
Derivatives	262	262	27	27
Off-balance sheet instruments	—	—	—	—

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
Accounting pronouncements require disclosure of the estimated fair value of financial instruments. Fair value is defined in accordance with ASC 820-10 as disclosed above. Given market conditions, a portion of our loan portfolio is not readily marketable and market prices do not exist. We have not attempted to market our loans to potential buyers, if any exist, to determine the fair value of those instruments in accordance with the definition of ASC 820-10. Since negotiated prices in illiquid markets depends upon the then present motivations of the buyer and seller, it is reasonable to assume that actual sales prices could vary widely from any estimate of fair value made without the benefit of negotiations. Additionally, changes in market interest rates can dramatically impact the value of financial instruments in a short period of time. Accordingly, the fair value measurements for loans included in the table above are unlikely to represent the instruments’ liquidation values.
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

21. SEGMENT REPORTING

Beginning in 2015, the Company has three reportable segments: traditional commercial banking, a mortgage banking business, and a wealth management business. The basis of segmentation is driven by the respective lines of business within the Company. Revenues from commercial banking operations consist primarily of interest earned on loans and investment securities and fees from deposit services. Mortgage banking operating revenues consist principally of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary market, and loan origination fee income. Wealth management operating revenues consist of fees for portfolio asset management and transactional fees charged to clients. The commercial banking segment provides the mortgage banking segment with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest based on a premium over their cost to borrow funds. These transactions are eliminated in the consolidation process. The following table presents segment information for the three and nine months ended September 30, 2016. The Company did not have mortgage banking and wealth management segments prior to the acquisition of 1st Portfolio Holding Corporation in July 2015 - see Note 3 Acquisition Activities for more information.

Table 21.1: Segment Reporting (QTD)
	For the Three Months Ended September 30, 2016
	Commercial Bank	Mortgage Bank	Wealth Management	Other (1)	Consolidated Totals
	($ in thousands)
Revenues:
Interest income	$18,781	$634	$—	$(479)	$18,936
Gain on sale of loans	—	6,327	—	—	6,327
Other revenues	602	1,208	453	76	2,339
Total income	$19,383	$8,169	$453	$(403)	$27,602

Expenses:
Interest expense	$2,571	$479	$—	$43	$3,093
Salaries and employee benefits	4,845	4,747	242	218	10,052
Other expenses	7,655	1,843	149	(131)	9,516
Total expenses	$15,071	$7,069	$391	$130	$22,661

Net Income (loss)	$4,312	$1,100	$62	$(533)	$4,941

Total assets	$1,828,543	$83,644	$3,604	$1,147	$1,916,938
(1) Includes parent company and intercompany eliminations

Table 21.2: Segment Reporting (YTD)
	For the Nine Months Ended September 30, 2016
	Commercial Bank	Mortgage Bank	Wealth Management	Other (1)	Consolidated Totals
	($ in thousands)
Revenues:
Interest income	$54,238	$1,363	$—	$(939)	$54,662
Gain on sale of loans	—	14,356	—	—	14,356
Other revenues	2,404	3,772	1,339	66	7,581
Total income	$56,642	$19,491	$1,339	$(873)	$76,599

Expenses:
Interest expense	$7,701	$939	$2	$623	$9,265
Salaries and employee benefits	14,406	11,421	728	654	27,209
Other expenses	22,504	4,356	432	(430)	26,862
Total expenses	$44,611	$16,716	$1,162	$847	$63,336

Net Income (loss)	$12,031	$2,775	$177	$(1,720)	$13,263

Total assets	$1,828,543	$83,644	$3,604	$1,147	$1,916,938
(1) Includes parent company and intercompany eliminations

During the three and nine months ended September 30, 2016, the mortgage subsidiary originated $263.6 million and $603.2 million, respectively, of total loan volume. Wealth Advisors’ assets under management grew to $280.8 million as of September 30, 2016, from $226.3 million as of December 31, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read together with the Company’s financial statements and the related notes to the financial statements for the three and nine months ended September 30, 2016, and 2015.

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

Critical Accounting Policies and Estimates
The Company’s consolidated financial statements are prepared in accordance with US GAAP and follow general practices in the U.S. banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements may reflect different estimates, assumptions, and judgments. Certain policies inherently rely to a greater extent on the use of estimates, assumptions, and judgments and as such may have a greater possibility of producing results that could be materially different than originally reported. Management believes the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results:

•	allowance for loan losses;

•	business combinations and acquired loans

•	goodwill and identifiable intangible asset impairment;

•	accounting for income taxes; and,

•	fair value measurements.
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

The Company performs regular credit reviews of the loan portfolio to review the credit quality and adherence to its underwriting standards. The credit reviews consist of reviews by its lenders and senior management, with reviews performed periodically by an independent third party. Upon origination, each loan is assigned a risk rating ranging from one to nine, with loans closer to one having less risk. The Company has various committees that review and ensure that the allowance for loan losses methodology is in accordance with US GAAP and loss factors used appropriately reflect the risk characteristics of the loan portfolio.
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
The Company obtains independent appraisals from a pre-approved list of independent, third party appraisal firms located in the market in which the collateral is located. The Company’s approved appraiser list is continuously maintained to ensure the list only includes such appraisers that have the experience, reputation, character, and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser is currently licensed in the state in which the property is located, experienced in the appraisal of properties similar to the property being appraised, has knowledge of current real estate market conditions and financing trends, is reputable, and has not interest in the property. The Company’s internal credit team, which reports to the Chief Credit Officer, performs either a technical or administrative review of all appraisals obtained. A technical review will ensure the overall quality of the appraisal, while an administrative review ensures that all of the required components of an appraisal are present. Generally, independent appraisals are updated as necessary. The Company’s impairment analysis documents the date of the appraisal used in the analysis, whether the officer preparing the report deems it current, and, if not, allows for internal valuation adjustments with justification. Adjustments to appraisals generally include discounts for continued market deterioration subsequent to the appraisal date. Any adjustments from the appraised value to carrying value are documented in the impairment analysis, which is reviewed and approved by senior credit administration officers and the Special Assets Committee. External appraisals are the primary source to value collateral dependent loans; however, the Company may also utilize values obtained through broker price opinions or other valuations sources. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. Impairment analyses are updated, reviewed, and approved on a quarterly basis at or near the end of each reporting period.
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
Goodwill and Identifiable Intangible Assets
The Company follows ASC 350, Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company performs its annual impairment testing in the 4th quarter, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Examples of such events include, but are not limited to, a significant deterioration in future operating results, adverse action by a regulator or a loss of key personnel. Determining the fair value requires the Company to use a degree of subjectivity. Intangible assets with definite useful lives are amortized over their estimated useful lives, which range up to 15 years, to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Company’s Consolidated Balance Sheets.
The Company recognized approximately $2.6 million of goodwill as a part of the Millennium Transaction in 2014 and approximately $5.2 million of goodwill as part of the 1st Portfolio Acquisition in 2015. No goodwill impairment was recognized for the three and nine months ended September 30, 2016, or 2015.
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

Executive Overview
Consolidated net income was $4.9 million and $13.3 million (or $0.39 and $1.06 per diluted common share) for the three and nine months ended September 30, 2016, respectively. Net income during the third quarter of 2016 increased 57.7% over the $3.1 million in net income (or $0.31 per diluted common share) earned during the three months ended September 30, 2015, and increased 12.3% over the prior quarter ended June 30, 2016. Year to date earnings for the nine months ended September 30, 2016, increased 53.5% over the $8.6 million (or $0.87 per diluted common share) earned during the nine months ended September 30, 2015.

•
The increase in earnings is primarily attributable to the growth in earning assets of the Bank and the acquisition of 1st Portfolio in July 2015. In July 2015, the Company successfully completed the 1st Portfolio Acquisition. As of September 30, 2016, the Mortgage Company and Wealth Advisors segments were exceeding management’s expectations.

•	Return on average assets for the three months ended September 30, 2016 was 1.09% compared to 0.83% for the same period last year, and 0.98% for the prior quarter.

•	Return on average shareholders’ equity for the three months ended September 30, 2016 was 10.68% compared to 9.81% for the same period last year and 10.41% for the prior quarter.

•
Net interest income after provision for loan losses for the three months ended September 30, 2016 increased $1.6 million or 11.9% to $14.8 million compared to $13.2 million for the three months ended September 30, 2015. Net interest income after provision for loan losses for the nine months ended September 30, 2016 increased $5.6 million or 15.0% to $42.8 million compared to $37.2 million for the nine months ended September 30, 2015. This increase is primarily attributable to growth in earning assets of the Bank.

•
During the nine months ended September 30, 2016, the Mortgage Company generated $19.5 million in gross revenue on $603.2 million of mortgage production, which contributed net income of $2.8 million or $0.22 cents per share fully diluted.

•
As of September 30, 2016 and December 31, 2015, total assets were $1.9 billion and $1.7 billion, respectively. Total net loans held for investment increased by $122.6 million (9.5%) from $1.30 billion as of December 31, 2015, to $1.42 billion as of September 30, 2016. This increase is attributable to organic growth from our existing lending team. During the same period, total deposits increased $199.0 million (14.9%) to $1.5 billion. This increase is attributable to core deposit growth.

•
As of September 30, 2016, WashingtonFirst had $11.0 million in non-performing assets, a decrease of $3.5 million from $14.5 million at December 31, 2015. Allowance for loan losses increased to $13.0 million during third quarter 2016 increasing $671.0 thousand compared to December 31, 2015. The increase in the allowance was driven by provisions of $2.6 million partially offset by net charge-offs of $2.0 million.

•	The Company paid its 12th consecutive quarterly dividend of $0.06 on October 3, 2016.

Acquisition Activities in 2015
1st Portfolio Acquisition
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

Results of Operations

Table M1: Selected Performance Ratios
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	($ in thousands, except earnings per share)
Average total assets	$1,801,142	$1,517,526	$1,762,452	$1,433,581
Average shareholders' equity	192,449	148,841	187,928	140,171
Net income	4,941	3,156	13,263	8,713
Basic earnings per common share	$0.40	$0.31	$1.08	$0.88
Fully diluted earnings per common share	$0.39	$0.31	$1.06	$0.87
Return on average assets (1)	1.09%	0.83%	1.01%	0.81%
Return on average shareholders' equity (1)	10.21%	8.41%	9.43%	8.31%
Average shareholders' equity to average total assets	10.68%	9.81%	10.66%	9.78%
Efficiency ratio (2)	63.41%	65.68%	64.27%	63.31%
Dividend payout ratio	15.00%	16.13%	16.67%	17.05%
(1) Annualized
(2) The efficiency ratio is calculated as total non-interest expense (less debt extinguishment costs) divided by the sum of net interest income and total non-interest income (less gain on sale of AFS securities). This non-GAAP financial measure is presented to facilitate an understanding of the Company's performance.

The following tables provide information regarding interest-earning assets and funding for the three and nine months ended September 30, 2016 and 2015. The balance of non-accruing loans is included in the average balance of loans presented, though the related income is accounted for on a cash basis. Therefore, as the balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly. The increase in average rate on interest-bearing deposit accounts is consistent with general trends in average short-term rates during the periods presented. The upward trend in the average rate on time deposits reflects the maturity of older time deposits and the issuance of new time deposits at higher market rates.

Table M2: Average Balances, Interest Income and Expense and Average Yield and Rates
	For the Three Months Ended
	September 30, 2016			September 30, 2015
	Average Balance	Income/ Expense	Yield/ Rate (6)	Average Balance	Income/ Expense	Yield/ Rate (6)
	($ in thousands)
Assets
Interest-earning assets:
Loans (1)	$1,468,424	$17,703	4.72%	$1,229,792	$15,504	4.93%
Investment securities - taxable	239,119	1,102	1.80%	189,852	832	1.71%
Investment securities - tax-exempt (2)	6,006	30	1.98%	2,509	19	3.18%
Other equity securities	5,494	56	4.07%	6,414	69	4.27%
Interest-bearing balances	100	—	0.60%	—	—	—%
Federal funds sold	34,806	50	0.57%	44,891	42	0.37%
Total interest earning assets	1,753,949	18,941	4.23%	1,473,458	16,466	4.37%
Non-interest earning assets:
Cash and due from banks	2,849			4,907
Premises and equipment	7,477			6,798
Other real estate owned	2,121			183
Other assets (3)	47,373			42,965
Less: allowance for loan losses	(12,627)			(10,785)
Total non-interest earning assets	47,193			44,068
Total Assets	$1,801,142			$1,517,526

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$127,801	$93	0.29%	$111,758	$70	0.25%
Money market deposit accounts	262,080	395	0.60%	235,004	289	0.49%
Savings accounts	228,047	409	0.71%	136,834	238	0.69%
Time deposits	477,763	1,335	1.11%	418,851	1,056	1.00%
Total interest-bearing deposits	1,095,691	2,232	0.81%	902,447	1,653	0.73%
FHLB advances	85,407	318	1.46%	116,990	422	1.41%
Other borrowings and long-term borrowings	39,840	543	5.40%	20,934	225	4.24%
Total interest-bearing liabilities	1,220,938	3,093	1.01%	1,040,371	2,300	0.87%
Non-interest-bearing liabilities:
Demand deposits	375,629			316,223
Other liabilities	12,126			12,091
Total non-interest-bearing liabilities	387,755			328,314
Total Liabilities	1,608,693			1,368,685
Shareholders’ Equity	192,449			148,841
Total Liabilities and Shareholders’ Equity	$1,801,142			$1,517,526

Interest Spread (4)			3.22%			3.50%
Net Interest Margin (2)(5)		$15,848	3.53%		$14,166	3.76%

(1)	Includes loans held for sale and loans placed on non-accrual status.

(2)
Yield and income presented on a fully taxable equivalent (FTE) basis using a federal statutory rate of 35 percent and includes $5 thousand and $4 thousand of FTE income for the three months ended September 30, 2016, and September 30, 2015, respectively.

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

Table M3: Average Balances, Interest Income and Expense and Average Yield and Rates
	For the Nine Months Ended
	September 30, 2016			September 30, 2015
	Average Balance	Income/ Expense	Yield/ Rate (6)	Average Balance	Income/ Expense	Yield/ Rate (6)
	($ in thousands)
Assets
Interest-earning assets:
Loans (1)	$1,414,289	$50,930	4.73%	$1,143,556	$43,258	4.99%
Investment securities - taxable	246,686	3,272	1.74%	179,730	2,334	1.71%
Investment securities - tax-exempt (2)	4,644	81	2.27%	2,688	65	3.20%
Other equity securities	6,115	208	4.55%	6,026	186	4.12%
Interest-bearing balances	81	1	1.98%	5,668	27	0.64%
Federal funds sold	44,005	185	0.56%	57,061	168	0.39%
Total interest earning assets	1,715,820	54,677	4.19%	1,394,729	46,038	4.35%
Non-interest earning assets:
Cash and due from banks	2,515			3,757
Premises and equipment	7,607			6,360
Other real estate owned	1,534			307
Other assets (3)	47,375			38,433
Less: allowance for loan losses	(12,399)			(10,005)
Total non-interest earning assets	46,632			38,852
Total Assets	$1,762,452			$1,433,581

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$122,218	$269	0.29%	$104,942	$188	0.24%
Money market deposit accounts	275,039	1,226	0.60%	217,739	794	0.49%
Savings accounts	205,095	1,090	0.71%	129,938	666	0.69%
Time deposits	467,384	3,842	1.10%	402,958	2,974	0.99%
Total interest-bearing deposits	1,069,736	6,427	0.80%	855,577	4,622	0.72%
FHLB advances	103,783	1,216	1.54%	106,717	1,171	1.45%
Other borrowings and long-term borrowings	39,284	1,622	5.49%	18,865	591	4.16%
Total interest-bearing liabilities	1,212,803	9,265	1.02%	981,159	6,384	0.87%
Non-interest-bearing liabilities:
Demand deposits	348,836			302,524
Other liabilities	12,885			9,727
Total non-interest-bearing liabilities	361,721			312,251
Total Liabilities	1,574,524			1,293,410
Shareholders’ Equity	187,928			140,171
Total Liabilities and Shareholders’ Equity	$1,762,452			$1,433,581

Interest Spread (4)			3.17%			3.48%
Net Interest Margin (2)(5)		$45,412	3.47%		$39,654	3.74%

(1)	Includes loans held for sale and loans placed on non-accrual status.

(2)
Yield and income presented on a fully taxable equivalent (FTE) basis using a federal statutory rate of 35 percent and includes $15 thousand and $14 thousand of FTE income for the nine months ended September 30, 2016, and September 30, 2015, respectively.

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

The following tables set forth information regarding the changes in the components of the Company’s net interest income for the periods indicated. For each category, information is provided for changes attributable to changes in volume (change in volume multiplied by old rate) and changes in rate (change in rate multiplied by old volume). Combined rate/volume variances, the third element of the calculation, are allocated based on their relative size. The decreases in income due to changes in rate reflect the reset of variable rate investments, variable rate deposit accounts and adjustable rate mortgages to lower rates and the acquisition of new lower yielding investments and loans, as described above. The decrease in expense reflects the decreased cost of funding due to lower interest rates available in the debt markets. The increases due to changes in volume reflect the increase in on-balance sheet assets during the three and nine months ended September 30, 2016, and 2015.

Table M4: Changes in Rate and Volume Analysis
	For the Three Months Ended September 30, 2016 Compared to Same Period 2015			For the Nine Months Ended September 30, 2016 Compared to Same Period 2015
	(Decrease) Increase Due to			(Decrease) Increase Due to
	Rate	Volume	Total	Rate	Volume	Total
	($ in thousands)
Income from interest-earning assets:
Loans	$(3,840)	$6,039	$2,199	$(3,490)	$11,162	$7,672
Investment securities - taxable	46	224	270	42	896	938
Investment securities - tax exempt	(45)	56	11	(31)	47	16
Other equity securities	(3)	(10)	(13)	19	3	22
Interest bearing balances	—	—	—	31	(57)	(26)
Federal funds sold	58	(50)	8	78	(61)	17
Total income from interest-earning assets	(3,784)	6,259	2,475	(3,351)	11,990	8,639
Expense from interest-bearing liabilities:
Interest-bearing deposits	196	383	579	555	1,250	1,805
FHLB Advances	91	(195)	(104)	90	(45)	45
Borrowed funds	74	244	318	235	796	1,031
Total expense from interest-bearing liabilities	361	432	793	880	2,001	2,881
Increase (Decrease) in net interest income	$(4,145)	$5,827	$1,682	$(4,231)	$9,989	$5,758

Interest Earning Assets
Average loan balances were $1.4 billion for the nine months ended September 30, 2016, compared to $1.1 billion for the nine months ended September 30, 2015. This 23.7% increase is attributable primarily to organic growth. The related interest income from loans was $50.9 million for the nine months ended September 30, 2016 resulting in an average yield of 4.73%, compared to $43.3 million for the nine months ended September 30, 2015, resulting in an average yield of 4.99%. The decrease in average yield on loans reflects competitive pressure on loan pricing during the period (including the repricing of adjustable rate loans). Interest rates are established for classes of loans that include variable rates based on the prime rate as reported by The Wall Street Journal or other identifiable bases while others carry fixed rates with terms as long as 15 years. Most variable rate originations include minimum initial rates and/or floors.
Taxable investment securities balances averaged $246.7 million for the nine months ended September 30, 2016, compared to $179.7 million for the nine months ended September 30, 2015. Interest income generated on these investment securities for the nine months ended September 30, 2016 totaled $3.3 million, or a 1.74% yield, compared to $2.3 million or a 1.71% yield for the nine months ended September 30, 2015.
Tax-exempt investment securities balances averaged $4.6 million for the nine months ended September 30, 2016, compared to $2.7 million for the nine months ended September 30, 2015. Interest income generated on these investment securities for the nine months ended September 30, 2016 totaled $81.0 thousand, or a 2.27% yield, compared to $65.0 thousand or a 3.20% yield for the nine months ended September 30, 2015. The yield for tax-exempt securities has been presented as fully taxable equivalent yield.
Other equity securities balances averaged $6.1 million for the nine months ended September 30, 2016, compared to $6.0 million for the nine months ended September 30, 2015. Interest income generated on these investment securities for the nine months ended September 30, 2016 totaled $208.0 thousand, or a 4.55% yield, compared to $186.0 thousand or a 4.12% yield for the nine months ended September 30, 2015.

Interest-bearing balances averaged $81.0 thousand for the nine months ended September 30, 2016, compared to $5.7 million for the nine months ended September 30, 2015. The change in average interest-bearing balances was primarily a result of shifting excess cash balances. Interest income generated on these balances for the nine months ended September 30, 2016 totaled $1.0 thousand, or a 1.98% yield, compared to $27.0 thousand or a 0.64% yield for the nine months ended September 30, 2015.
Short-term investments in federal funds sold averaged $44.0 million for the nine months ended September 30, 2016, compared to $57.1 million for the nine months ended September 30, 2015. The decrease in average short-term investments in 2016 is attributable to loan growth out pacing deposit growth. Interest income generated on these assets for the nine months ended September 30, 2016 totaled $185.0 thousand, or a 0.56% yield, compared to $168.0 thousand, or a 0.39% yield, for the nine months ended September 30, 2015.
Interest Bearing Liabilities
Average interest-bearing deposits were $1.1 billion for the nine months ended September 30, 2016 compared to $855.6 million for the nine months ended 2015. This 25.0% increase in the average interest-bearing deposits in 2016 is the result of organic growth. The related interest expense from interest-bearing deposits was $6.4 million for the nine months ended September 30, 2016, compared to $4.6 million for the nine months ended 2015. The average rate on these deposits was 0.80% for the nine months ended September 30, 2016, compared to 0.72% for the nine months ended September 30, 2015. This increase in the cost of interest-bearing deposits is attributable to increased competition in the Company’s market, and changes in the mix of interest-bearing deposits. The increase in interest expense is primarily attributable to an increase in the average balance of interest bearing liabilities as well as changes in the mix of deposit funding.
FHLB advances averaged $103.8 million for the nine months ended September 30, 2016, compared to $106.7 million for the nine months ended September 30, 2015. Interest expense incurred on these borrowing for the nine months ended September 30, 2016 totaled $1.2 million, or a 1.54% rate, compared to $1.2 million, or a 1.45% rate, for the nine months ended September 30, 2015. In late June 2016, the Company prepaid a long-term FHLB advance. This $25.0 million advance had a coupon rate of 3.99% but an effective cost of 2.04% after considering the purchase accounting mark on the instrument.
Other borrowings and long-term liabilities averaged $39.3 million for the nine months ended September 30, 2016, compared to $18.9 million for the nine months ended September 30, 2015. Interest expense incurred on these borrowing for the nine months ended September 30, 2016, totaled $1.6 million, or a 5.49% rate, compared to $591.0 thousand, or a 4.16% rate for the nine months ended September 30, 2015.
The Company’s net interest margin includes the impact of acquisition accounting fair value adjustments (purchase marks). Net accretion related to acquisition accounting totaled $0.4 million for the quarter ended September 30, 2016. Borrowings accretion ceased after the FHLB advance with a purchase accounting mark was prepaid during the June 2016 deleveraging strategy mentioned earlier. Actual accretion results presented are augmented by prepayments of loans, whereas future projections of accretion are based solely on the contractual maturity of loans and do not include estimated accretion related to prepayment of loans. The second and third quarters of 2016 and remaining estimated net accretion impact are reflected in the following table.

Table M5: Purchase Accounting Accretion Analysis
	Loan Accretion	Borrowings Accretion (Amortization)	Total
	($ in thousands)
For the quarter ended June 30, 2016 (1)	172	76	248
For the quarter ended September 30, 2016	385	(35)	350
For the remaining three months of 2016	90	(35)	55
For the years ending:
2017	318	(139)	179
2018	323	(139)	184
2019	322	(139)	183
2020	304	(139)	165
2021	276	(139)	137
Thereafter	2,366	(1,594)	772
(1) The remaining purchase mark on an acquired FHLB advance totaling $2.3 million was accelerated upon early prepayment and moved from the margin to the debt extinguishment line item in order to net with the prepayment penalty incurred during the second quarter of 2016.

Non-Interest Income - Consolidated
For the three and nine months ended September 30, 2016, non-interest income was $8.7 million and $21.9 million, respectively, an increase of $5.7 million and $17.9 million over the same periods ended September 30, 2015. This increase is primarily attributable to the 1st Portfolio Acquisition in July 2015. Gains on the sale of available-for-sale investment securities totaled $0.1 million and $1.3 million for the three and nine months ended September 30, 2016, respectively, an increase of $0.1 million and $1.3 million over the same periods ended September 30, 2015. This increase in gains is primarily attributable to a deleveraging strategy implemented in June 2016 and, to a lesser extent, in July 2016. The aforementioned deleveraging strategy sought to prepay two long-term FHLB advances, one of which had been acquired during prior acquisitions, with the sale of securities in gain positions to substantially offset the cost of prepayment penalties incurred during the termination of the two FHLB advances. The net effect was to reduce average assets with minimal impact to earnings.
Non-Interest Income - Mortgage and Wealth Operations
The Mortgage Company realized gains on the sale of loans of $6.3 million and $14.4 million compared to $2.0 million and $2.2 million for the three and nine months ended September 30, 2016, and September 30, 2015, respectively. During the nine months ended September 30, 2016, 62.6% of the mortgage loan volume was for purchase money mortgage loans, whereas only 53.0% of the mortgage volume for the nine months ended September 30, 2015, was for purchase money loans. Additional fee income of $1.2 million and $3.8 million was generated by the mortgage subsidiary for the three months and nine months ended September 30, 2016, respectively. Gains realized through July 31, 2015, are related to the Bank’s legacy mortgage division which was combined with the Mortgage Company in August 2015 after the 1st Portfolio Acquisition. The mortgage subsidiary closed on a record volume of loans during the nine months ended September 30, 2016, compared to any prior comparable nine month period in its history. Mortgage origination volume for the three and nine months ended September 30, 2016, was $263.6 million and $603.2 million, respectively. Mortgage operations tend to be subject to seasonality with higher levels of volume seen during the second and third quarters annually.
The Wealth Management segment generated $0.5 million and $1.3 million in revenue for the three and nine months ended September 30, 2016, respectively. Prior to July 2015, no such income was generated. The Wealth Management segment generated $0.3 million in revenue for both the three and nine months ended September 30, 2015, respectively, as that was the first quarter of operations for this segment. Assets under management grew to $280.8 million as of September 30, 2016, at the wealth management subsidiary, compared to $218.1 million as of September 30, 2015.
Non-Interest Expense - Consolidated
For the three and nine months ended September 30, 2016, non-interest expense was $15.6 million and $43.6 million, respectively, an increase of $4.4 million and $16.0 million over the same periods ended September 30, 2015. This increase is primarily attributable to the acquisition of 1st Portfolio in July 2015. Compensation and employee benefits were $10.1 million and $6.8 million for the three months ended September 30, 2016 and 2015, respectively, and $27.2 million and $15.5 million for the nine months ended September 30, 2016 and 2015. This increase is primarily attributable to mortgage loan officer commissions, increase in staff levels stemming from the 1st Portfolio Acquisition, and organic growth in the banking segment. Increases in premises and equipment expense is primarily due to an increase in rent expense associated with the addition of two new branches during the first quarter of 2016, as well as 1st Portfolio’s two office locations. Increases in data processing expense is primarily attributable to increased core processing costs given the Bank’s growth and enhancements to network infrastructure. During the three and nine months ended September 30, 2016, as part of the deleveraging strategy outlined earlier, the Company prepaid two long-term FHLB advances and incurred debt extinguishment costs of $0.2 million and $1.2 million, respectively. No such costs were incurred during the three and nine months ended September 30, 2015.
Non-Interest Expense - Mortgage and Wealth Operations
Gain on sale of loans is highly correlated with salaries and employee benefits at the mortgage subsidiary due to commissions paid to loan officers. Salaries and employee benefits totaled $4.7 million and $11.4 million for the three and nine months ended September 30, 2016, respectively, at the mortgage segment. Of those amounts, $3.1 million and $6.8 million were related to variable commission and bonus costs for the three and nine months ended September 30, 2016, respectively. Other expenses at the mortgage segment totaled $1.8 million and $4.4 million for the three and nine months ended September 30, 2016, respectively. Of those amounts, $0.5 million and $1.1 million for the three and nine months ended September 30, 2016, respectively, were variable and based upon mortgage volume. These mortgage variable costs are primarily made up of appraisal, verification and credit reporting costs incurred upfront; as well as closing expenses, investor fees, and quality control costs incurred during and after loan closing.
Changes in other operating expenses are outlined in the following table.

Table M6: Consolidated Statement of Operations - Other Operating Expenses Detail
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	($ in thousands)
Other real estate owned expenses	$48	$5	$164	$19
Business and franchise tax	408	275	958	718
Advertising and promotional expenses	299	229	832	636
FDIC premiums	273	203	758	621
Postage, printing and supplies	56	53	164	135
Directors' fees	104	104	311	261
Insurance	59	49	168	156
Amortization of intangibles	68	59	202	145
Other	378	247	947	647
Other expenses	$1,693	$1,224	$4,504	$3,338

Provision for Income Taxes
Provision for income taxes were $2.9 million and $7.8 million for the three and nine months ended September 30, 2016, respectively, compared to $1.8 million and $4.9 million during the same periods in 2015, resulting in effective tax rates of 36.98% and 35.82%, respectively. The increase to the 2015 effective tax rate is attributable to the Bank’s federal rate increasing from 34 percent to 35 percent; changes in apportionment between tax jurisdictions; and the impact of tax credits from the Bank’s investment in VCDC low income housing tax credit funds.

Financial Condition
Total assets were $1.9 billion as of September 30, 2016, compared to $1.7 billion as of December 31, 2015. This 14.5% increase is primarily attributable to the Bank’s organic growth. As of September 30, 2016, the Company had $131.3 million of cash and cash equivalents, compared to $62.8 million as of December 31, 2015. As of September 30, 2016, the Company had $238.0 million of investments, compared to $220.1 million as of December 31, 2015.
Total loans held for investment, net, increased $122.6 million (9.5%) from $1.30 billion as of December 31, 2015, to $1.42 billion as of September 30, 2016. This increase is attributable to organic loan growth in our core market.
Total deposits increased $199.0 million (14.9%) from $1.3 billion as of December 31, 2015 to $1.5 billion as of September 30, 2016. This increase is attributable to a $106.4 million growth in non-interest demand deposit account balances, a $53.3 million growth in savings accounts, and a $37.7 million increase in time deposits.
Total shareholders’ equity increased $13.4 million (7.5%) from $178.6 million as of December 31, 2015 to $192.0 million as of September 30, 2016. The increase in total shareholders’ equity during that period is attributable to net income of $13.3 million, stock option exercises of $645.0 thousand, less year to date dividends declared of $2.2 million, and a $1.3 million increase in accumulated other comprehensive income as a result of the change in fair value of the available-for-sale investment portfolio.
Investment Securities - Available-for-sale
The Company actively manages its portfolio duration and composition in response to changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are pledged as collateral for certain borrowing transactions, public funds and repurchase agreements. The total fair value of the amount of the investment securities accounted for under available-for-sale accounting was $238.0 million as of September 30, 2016, compared to $220.1 million as of December 31, 2015. The increase is primarily attributable to additional purchases of investment securities.

Table M7: Available-for-Sale Investment Securities Summary
	September 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	($ in thousands)
U.S. Treasuries	$5,148	2.2%	$9,618	4.4%
U.S. Government agencies	58,632	24.6%	96,016	43.6%
Mortgage-backed securities	64,548	27.1%	58,876	26.7%
Collateralized mortgage obligations	85,880	36.1%	40,398	18.4%
Taxable state and municipal securities	12,546	5.3%	10,853	4.9%
Tax-exempt state and municipal securities	11,268	4.7%	4,352	2.0%
Total available-for-sale investment securities	$238,022	100.0%	$220,113	100.0%

The investment portfolio contains U.S. Treasury securities; U.S. Government agency securities; CMOs and MBS backed by residential mortgages guaranteed by the US Government, FNMA or FHLMC; and municipal securities. When prepayments on various CMOs and MBS instruments occur at a faster rate than anticipated, premium amortization increases which adversely impacts the portfolio yield. As of September 30, 2016, U.S. Government and agency securities represented $63.8 million or 26.8% of the portfolio, while CMOs and MBS were $150.4 million, or 63.2% of the portfolio, and municipal securities were $23.8 million, or 10.0% of the portfolio.
The yield on the taxable available-for-sale investment securities portfolio for the three and nine months ended September 30, 2016 was 1.80% and 1.74%, respectively, compared to 1.71% and 1.71% for the same periods ended September 30, 2015. The tax equivalent yield on the tax-exempt available-for-sale investment securities portfolio for the three and nine months ended September 30, 2016, was 1.98% and 2.27%, respectively, compared to 3.18% and 3.20% for September 30, 2015. The amortized cost, fair value and yield of investments by remaining contractual maturity for available-for-sale investment securities are set forth below. Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

Table M8: Available-for-Sale Investment Securities Contractual Maturity
	As of September 30, 2016
	Amortized Cost	Fair Value	Weighted-Average Yield
	($ in thousands)
Due within one year	$5,477	$5,498	1.57%
Due after one year through five years	60,016	61,000	1.70%
Due after five years through ten years	33,448	33,706	1.93%
Due after ten years	137,276	137,818	1.78%
Total available-for-sale investment securities	$236,217	$238,022	1.76%

	As of December 31, 2015
	Amortized Cost	Fair Value	Weighted-Average Yield
	($ in thousands)
Due within one year	$4,606	$4,624	1.73%
Due after one year through five years	99,447	99,685	1.72%
Due after five years through ten years	38,697	38,611	1.92%
Due after ten years	77,662	77,193	1.88%
Total available-for-sale investment securities	$220,412	$220,113	1.81%

Loans Held for Sale
Loans in this category are originated by the Mortgage Company and comprised of residential mortgage loans extended to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loans. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans and servicing are sold concurrently. The LHFS are closed in the name of the Mortgage Company and carried on our books until the loan is delivered to and purchased by an investor, generally within fifteen to forty-five days. The Mortgage Company releases all servicing rights to the investors whom buy the loans.
The Mortgage Company was recently acquired. See Note 3 - Acquisition Activities for further details. As of September 30, 2016, loans held for sale totaled $62.8 million. The amount of loans held for sale outstanding at the end of any given month fluctuates with the volume of loans closed during the month and the timing of loans purchased by investors. During the three and nine months ended September 30, 2016, the mortgage subsidiary originated $263.6 million and $603.2 million, respectively, of total loan volume.
Loans Held for Investment
In its lending activities, the Company seeks to develop relationships with clients whose business and individual banking needs will grow with the Company. The Company has made significant efforts to be responsive to the lending needs in the markets served, while maintaining sound asset quality and credit practices. The Company extends credit to construction and development, residential real estate, commercial real estate, commercial and industrial and consumer borrowers in the normal course of business. The gross loans held for investment portfolio totaled $1.43 billion as of September 30, 2016, an increase of $123.3 million (9.4%) from the December 31, 2015, balance of $1.31 billion.

Table M9: Loans Held for Investment Portfolio
	September 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	($ in thousands)
Construction and development	$272,171	19.0%	$249,433	19.1%
Commercial real estate	709,020	49.6%	657,110	50.1%
Residential real estate	279,442	19.5%	241,395	18.5%
Real estate loans	1,260,633	88.1%	1,147,938	87.7%
Commercial and industrial	166,145	11.6%	153,860	11.8%
Consumer	4,593	0.3%	6,285	0.5%
Total loans held for investment	$1,431,371	100.0%	$1,308,083	100.0%

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
Loans secured by various types of real estate, which include construction and development loans, commercial real estate loans, and residential real estate loans, constitute the largest portion of total loans. Of that portion, commercial real estate loans represent the largest dollar exposure. Substantially all of these loans are secured by properties in the greater Washington, D.C. metropolitan area with the heaviest concentration in Northern Virginia. Risk is managed through diversification by sub-market, property type, and loan size, and by seeking loans with multiple sources of repayment. The average outstanding loan balance in this portfolio is $611.2 thousand as of September 30, 2016.
Construction and development loans represented 19.0% and 19.1% of the total loan portfolio as of September 30, 2016 and December 31, 2015, respectively. New originations in this category are being underwritten in the context of current market conditions and are particularly focused in sub-markets which the Company believes to be relatively strong as compared to other markets in the region. Legacy loans, particularly in the land and speculative construction portion of this portfolio, have been largely converted to amortizing loans with regular principal and interest payments. The Company expects any future reductions in its land and speculative construction exposure to be partially offset by increases in residential construction activities as market conditions improve.

Secured residential real estate loans represented 19.5% and 18.5% of total loans as of September 30, 2016 and December 31, 2015, respectively. In general, loans in these categories represent loans underwritten to customers who had or established a deposit relationship with the respective bank at the time the loan was originated. Management believes that its underwriting criteria reflect current market conditions.
The contractual maturity ranges or repricing schedules, as appropriate, of the loans in the Bank’s loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of September 30, 2016, are summarized in the following table:

Table M10: Loan Portfolio Maturity Schedule
	As of September 30, 2016
	One Year or Less	One to Five Years	Over Five Years	Total
	($ in thousands)
Construction and development	$169,588	$68,587	$33,996	$272,171
Commercial real estate	58,003	226,275	424,742	709,020
Residential real estate	51,640	57,101	170,701	279,442
Commercial and industrial	69,203	75,645	21,297	166,145
Consumer	1,641	1,820	1,132	4,593
Total loans	$350,075	$429,428	$651,868	$1,431,371

Loans with a predetermined interest rate	$75,034	$288,115	$119,255	$482,404
Loans with a floating or adjustable interest rate	275,041	141,313	532,613	948,967
Total loans	$350,075	$429,428	$651,868	$1,431,371
Asset Quality
The Bank separates its loans into the following categories, based on credit quality: pass; pass watch; special mention; substandard; doubtful; and loss. The Bank reviews the characteristics of each rating at least annually, generally during the first quarter of each year. For a discussion of the characteristics of these ratings, see Note 6 - Loans Held for Investment.
As part of the Bank’s credit risk management practices, management regularly monitors the payment performance of its borrowers. A high percentage of all loans require some form of payment on a monthly basis, with a high percentage requiring regular amortization of principal. However, certain home equity lines of credit, commercial and industrial lines of credit, and construction loans generally require only monthly interest payments.
When payments are 90 days or more in arrears or when it is no longer prudent to recognize current interest income on a loan, management classifies the loan as non-accrual. From time to time, a loan may be past due 90 days or more but is well secured and in the process of collection and thus warrants remaining on accrual status. Non-accrual loans decreased from $10.2 million as of December 31, 2015 to $5.9 million as of September 30, 2016. There were no loans past due more than 90 days that were still accruing as of September 30, 2016, and $28.0 thousand in loans past due more than 90 days that were still accruing as of December 31, 2015.
Allowance for Loan Losses
The methodology used by the Company to determine the level of its allowance for loan losses is described in Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Allowance for Loan Losses.”
The allowance for loan losses was $13.0 million as of September 30, 2016, or approximately 0.91% of outstanding loans held for investment, compared to $12.3 million or approximately 0.94% of outstanding loans held for investment as of December 31, 2015.
As of September 30, 2016, the Company has allocated $1.8 million for specific loans evaluated individually for impairment. For the three and nine months ended September 30, 2016, respectively, the Company recorded $1.0 million and $2.6 million in provisions for loan losses, $702 thousand and $2.1 million in charge-offs and $32 thousand and $83 thousand in recoveries, compared to $0.9 million and $2.5 million in provision for loans losses, nothing and $287 thousand in charge-offs and $22 thousand and $128 thousand in recoveries for the three and nine months ended September 30, 2015, respectively.
As part of its routine credit administration process, the Company periodically engages an outside consulting firm to review its loan portfolio and ALLL methodology. The information from these reviews is used to monitor individual loans as well as to evaluate the overall adequacy of the allowance for loan losses. In reviewing the adequacy of the allowance for loan losses at each period, management takes into consideration the historical loan losses experienced by the Company, current economic conditions affecting the borrowers’ ability to repay, the volume of loans, trends in delinquent, non-accruing, and potential problem loans, and the quality of collateral securing loans. Loan losses are charged against the allowance when the Company believes that the collection of the principal is unlikely. Subsequent recoveries of losses previously charged against the allowance are credited to the allowance. After charging off all known losses incurred in the loan portfolio, management considers on a quarterly basis whether the allowance for loan losses remains adequate to cover its estimate of probable future losses, and establishes a provision for loan losses as appropriate. Because the allowance for loan losses is an estimate, the composition of the loan portfolio changes and allowance for loan losses review process continues to evolve, there may be changes to this estimate and elements used in the methodology that may have an effect on the overall level of allowance maintained.
The allowance for loan losses model is reviewed and evaluated each quarter by management to ensure its adequacy and applicability in relation to the Company’s past and future experience with the loan portfolio, from a credit quality perspective.

Table M11: Analysis of the Allowance for Loan Losses
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	($ in thousands)
Balance at beginning of period	$12,595	$10,626	$12,289	$9,257
Provision for loan losses	1,035	925	2,640	2,475
Charge-offs:
Construction and development	—	—	(31)	—
Commercial real estate	(90)	—	(670)	(138)
Residential real estate	—	—	(48)	(143)
Commercial and industrial	(612)	—	(1,302)	—
Consumer loans	—	—	(1)	(6)
Total charge-offs	(702)	—	(2,052)	(287)
Recoveries:
Construction and development	—	—	2	—
Commercial real estate	10	1	10	1
Residential real estate	16	15	49	104
Commercial and industrial	5	5	19	20
Consumer	1	1	3	3
Total recoveries	32	22	83	128
Net recoveries/(charge-offs)	(670)	22	(1,969)	(159)
Balance at end of period	$12,960	$11,573	$12,960	$11,573

Allowance for loan losses to total loans held for investment	0.91%	0.92%	0.91%	0.92%
Adjusted allowance for loan losses to total loans held for investment (1)	1.17%	1.31%	1.17%	1.31%
Allowance for loan losses to non-accrual loans	220.15%	138.12%	220.15%	138.12%
Allowance for loan losses to non-performing assets	117.39%	92.44%	117.39%	92.44%
Non-performing assets to total assets	0.58%	0.78%	0.58%	0.78%
Net charge-offs to average loans held for investment	0.18%	(0.01)%	0.19%	0.02%
(1) This is a non-GAAP financial measure. Refer to the table below outlining the reconciliation of GAAP Allowance Ratio to Adjusted Allowance Ratio.

Of the Bank’s $1.4 billion in gross loans outstanding as of September 30, 2016, approximately $60.9 million or 4.3% were recorded on the books at fair value in connection with the acquisition of Alliance and the Millennium Transaction and have an aggregate discount on the books of $4.0 million as of September 30, 2016. This discount is a net amount consisting of credit-related mark-downs of $3.8 million, yield-related mark-downs of $0.9 million and yield-related mark-ups of $0.7 million.
The adjustment required to reconcile allowance for loan losses with the Company’s adjusted allowance for loan losses and adjusted allowance for loan losses to total loans ratios is the addition of the credit purchase accounting marks on purchased loans in the portfolio. In acquisition accounting, there is no carryover of previously established allowance for loan losses, as acquired loans are recorded at fair value. Loans that were acquired under the purchase accounting method are carried at book value with certain accounting marks set up on them at the time of purchase in order to adjust the acquired loans to fair value. These accounting marks can be pricing marks or credit marks. Pricing marks account for the difference in current interest rates and the interest rate on the loan being acquired, and may be either positive or negative. Credit marks may only be negative and are similar to an allowance for loans losses based on credit quality. Therefore, in determining the adjusted allowance for loan losses and related ratio, the credit mark component is added to the allowance for loan losses and to the total loans held for investment. Below is a reconciliation of the allowance for loan losses and related ratios to the adjusted allowance for loan losses and related ratios as of September 30, 2016, and December 31, 2015:

Table M12: Reconciliation of GAAP Allowance Ratio to Adjusted Allowance Ratio (1)
	September 30, 2016	December 31, 2015
	($ in thousands)
GAAP allowance for loan losses	$12,960	$12,289
GAAP loans held for investment, at amortized cost	1,431,371	1,308,083

GAAP allowance for loan losses to total loans held for investment	0.91%	0.94%

GAAP allowance for loan losses	$12,960	$12,289
Plus: Credit purchase accounting marks	3,784	4,721
Adjusted allowance for loan losses	$16,744	$17,010

GAAP loans held for investment, at amortized cost	$1,431,371	$1,308,083
Plus: Credit purchase accounting marks	3,784	4,721
Adjusted loans held for investment, at amortized cost	$1,435,155	$1,312,804

Adjusted allowance for loan losses to total loans held for investment	1.17%	1.30%
(1) This is a non-GAAP financial measure. Credit purchase accounting marks are GAAP marks under purchase accounting guidance.
Non-performing Assets
As of September 30, 2016, the Company had $11.0 million of non-performing assets compared to $14.5 million as of December 31, 2015, a decrease of $3.5 million. The ratio of non-performing assets to total assets decreased 28 basis points to 0.58% as of September 30, 2016, from 0.86% as of December 31, 2015.

Table M13: Non-Performing Assets
	September 30, 2016	December 31, 2015
	($ in thousands)
Non-accrual loans	$5,887	$10,201
90+ days still accruing	—	28
Troubled debt restructurings still accruing	3,184	4,269
Other real estate owned	1,969	—
Total non-performing assets	$11,040	$14,498
Non-performing assets to total assets	0.58%	0.86%

Non-accrual loans were $5.9 million as of September 30, 2016, compared to $10.2 million as of December 31, 2015. The $5.9 million non-accrual loan balance consists primarily of loans secured by commercial real estate. The change in non-accrual loans is primarily attributable to the foreclosure on three borrowers, with the properties moving into OREO during the first nine months ended September 30, 2016. Specific reserves for impaired loans were $1.8 million and $2.5 million, respectively, as of September 30, 2016 and December 31, 2015.
As of September 30, 2016, OREO was $2.0 million compared to none as of December 31, 2015. During the nine months ended September 30, 2016, the Bank acquired seven OREO properties with a fair value of $2.3 million through foreclosure.

Table M14: Changes in Other Real Estate Owned
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	($ in thousands)
Balance at beginning of period	$2,159	$291	$—	$361
Properties acquired at foreclosure	—	—	2,256	90
Sales of foreclosed properties	(190)	(182)	(190)	(342)
Write downs	—	—	(97)	—
Balance at end of period	$1,969	$109	$1,969	$109
Restricted Stock
The Bank’s securities portfolio contains restricted stock investments that are required to be held as part of its banking operations. As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to 4.25%  of aggregate outstanding advances in addition to the membership stock requirement of 0.09% of total assets as of December 31, 2015 (subject to a cap of $15.0 million). Unlike other types of stock, FHLB stock and the stock of correspondent banks is acquired primarily for the right to receive advances and loan participations rather than for the purpose of maximizing dividends or stock growth. No readily available market exists for the FHLB and correspondent bank stock, and they have no quoted market value. Restricted stock, such as FHLB and correspondent bank stock, is carried at cost.

Table M15: Composition of Restricted Stocks
	September 30, 2016	December 31, 2015
	($ in thousands)
FHLB stock	$6,663	$5,772
ACBB	100	100
CBB	256	256
Total other equity securities	$7,019	$6,128
Deposits
The Bank seeks deposits within its market area by offering high-quality customer service, using technology to deliver deposit services effectively and paying competitive interest rates.
As of September 30, 2016, the deposit portfolio totaled $1.5 billion, comprised of $410.8 million of non-interest bearing deposits and $1.1 billion of interest bearing deposits. Total deposits increased $199.0 million (14.9%) from $1.3 billion as of December 31, 2015 to $1.5 billion as of September 30, 2016. As of December 31, 2015, the deposit portfolio totaled $1.3 billion, which was composed of $304.4 million of non-interest bearing deposits and $1.0 billion of interest bearing deposits.
The average balance of interest bearing deposits was $1.1 billion for both the three and nine months ended September 30, 2016, respectively, compared to $902.4 million and $855.6 million for the same periods in 2015. The increase in the average interest-bearing deposits in 2016 and 2015 is the result of organic growth. The related interest expense from interest-bearing deposits was $2.2 million and $6.4 million for the three and nine months ended September 30, 2016, respectively, compared to $1.7 million and $4.6 million for the same periods in 2015. The average rate on these deposits was 0.81% and 0.80% for the three and nine months ended September 30, 2016, respectively, compared to 0.73% and 0.72% for both comparable periods ended September 30, 2015. The increase in interest expense is primarily attributable to an increase in the average balance of interest bearing liabilities as well as changes in the mix of deposit funding.
Average non-interest bearing deposits were $375.6 million and $348.8 million for the three and nine months ended September 30, 2016, respectively, compared to $316.2 million and $302.5 million for the same periods in 2015. The increase in the average non-interest-bearing deposits in 2016 and 2015 is the result of organic growth.

Table M16: Certificates of Deposit by Maturity
	As of September 30, 2016
	Under $100,000	$100,000 through $250,000	Over $250,000	Total
	($ in thousands)
Three months or less	$10,030	$31,618	$29,462	$71,110
Three through six months	8,544	54,727	27,893	91,164
Six through twelve months	23,623	67,840	48,976	140,439
Over twelve months	33,270	106,128	35,690	175,088
Total certificates of deposit	$75,467	$260,313	$142,021	$477,801

	As of December 31, 2015
	Under $100,000	$100,000 through $250,000	Over $250,000	Total
	($ in thousands)
Three months or less	$15,849	$57,512	$17,314	$90,675
Three through six months	16,420	30,984	35,099	82,503
Six through twelve months	15,884	57,127	49,252	122,263
Over twelve months	33,618	97,060	14,010	144,688
Total certificates of deposit	$81,771	$242,683	$115,675	$440,129

Other Borrowings
Other borrowings consist of customer repurchase agreements and overnight borrowings from correspondent banks. As of September 30, 2016, the Company had $15.7 million in overnight borrowings from correspondent banks, compared to no overnight borrowings as of December 31, 2015. Customer repurchase agreements are standard commercial bank transactions and involve a Bank customer rather than a wholesale bank or broker. This product is an accommodation to commercial customers and individuals that require safety for their funds beyond the FDIC deposit insurance limits. Management believes this product offers it a stable source of financing at a reasonable market rate of interest and is continuing the program. As of September 30, 2016, the Company had $6.5 million of customer repurchase agreements with an average rate of 0.05%, compared to $6.9 million at 0.05% as of December 31, 2015. As of September 30, 2016, the Company was in compliance with all debt agreements and/or debt covenants.
FHLB Advances
The FHLB is a significant source of funding for the Bank, which augments its funding portfolio with FHLB advances for both liquidity and interest rate management. The purchase accounting mark noted in the table below is associated with an advance acquired in the 2012 Alliance acquisition and is being amortized over the life of the advance. Advances are secured by a lien on certain loans and securities of the Bank that are pledged from time to time.

Table M17: Composition of FHLB Advances
	September 30, 2016	December 31, 2015
	($ in thousands)
As of period ended:
FHLB advances	$121,343	$107,579
FHLB purchase accounting mark	—	2,508
FHLB total	$121,343	$110,087
Weighted average outstanding effective interest rate	1.09%	1.62%

In late June 2016, the Bank prepaid a long-term FHLB advance that was assumed during the Alliance acquisition which was completed in December of 2012. This $25.0 million advance had a coupon rate of 3.99% but an effective cost of 2.04% after considering the purchase accounting mark on the instrument. The instrument had a final maturity of February 26, 2021. The effective cost (prepayment penalty less release of the purchase accounting mark) to terminate the debt instrument was $1.04 million.

Table M18: FHLB Advances Average Balances
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	($ in thousands)
Averages for the period:
FHLB advances	$85,407	$116,990	$103,783	$106,717
Average effective interest rate paid during the period	1.46%	1.41%	1.54%	1.45%
Maximum month-end balance outstanding	$121,343	$127,696	$131,098	$127,696
As of September 30, 2016, the Company was in compliance with all debt agreements and/or debt covenants.

Long-term Borrowings

Table M19: Long-term Borrowings Detail
	September 30, 2016	December 31, 2015
	($ in thousands)
Subordinated debt	$25,000	$25,000
Trust preferred capital notes	10,310	10,310
Trust preferred capital notes purchase accounting mark	(2,322)	(2,426)
Long-term borrowings	$32,988	$32,884

On October 5, 2015, the Company issued $25.0 million in subordinated debt (the “Company Subordinated Debt”). The Company Subordinated Debt has a maturity of ten (10) years with a five year no-call provision, maturing in full on October 15, 2025, and carries a 6.00% fixed rate coupon, payable quarterly, subject to reset after five years at 3-month LIBOR plus 467 basis points. As of September 30, 2016 the entire amount of Company Subordinated Debt is considered Tier 2 Capital.
On June 30, 2003, Alliance invested $300.0 thousand as common equity into a wholly-owned Delaware statutory business trust (the “Trust”). Simultaneously, the Trust privately issued $10.0 million face amount of thirty-year floating rate trust preferred capital securities (the “Trust Preferred Capital Notes”) in a pooled trust preferred capital securities offering. The Trust used the offering proceeds, plus the equity, to purchase $10.3 million principal amount of Alliances’ floating rate junior subordinated debentures due 2033 (the “Subordinated Debentures”). The Trust Preferred Capital Notes are callable at any time without penalty. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate as of September 30, 2016 and December 31, 2015 was 4.00% and 3.66%, respectively. The Trust Preferred Capital Notes are guaranteed by the Company on a subordinated basis, and were recorded on the Company’s books at the time of the Alliance acquisition at a discounted amount of $7.5 million, which was the fair value of the instruments at the time of the acquisition. The $2.5 million discount is being expensed monthly over the life of the obligation.
Under the indenture governing the Trust Preferred Capital Notes, the Company has the right to defer payments of interest for up to twenty consecutive quarterly periods. The interest deferred under the indenture compounds quarterly at the interest rate then in effect. the Company is not currently deferring the interest payments.
Under current regulatory guidelines, the Trust Preferred Capital Notes may constitute no more than 25% of total Tier 1 Capital. Any amount not eligible to be counted as Tier 1 Capital is considered to be Tier 2 Capital. As of September 30, 2016 and December 31, 2015, the entire amount of Trust Preferred Capital Notes was considered Tier 1 Capital. As of September 30, 2016, the Company was in compliance with all debt agreements and/or debt covenants.

Capital Resources
Capital management consists of providing equity to support the Company’s current and future operations. The Company is subject to capital adequacy requirements imposed by the FRB and the Bank is subject to capital adequacy requirements imposed by the FDIC. Both the FRB and the FDIC have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy.
As of September 30, 2016 and December 31, 2015, the Bank had $106.1 million and $100.1 million, respectively, of capital in excess of the amount needed to meet the regulatory minimum Tier 1 leverage ratio required to be considered “well capitalized.”
The Company elected to participate in the SBLF program, and on August 4, 2011, the Company issued and sold to the U.S. Treasury 17,796 shares of Series D Preferred Stock for an aggregate purchase price of $17.8 million in cash. In 2015, the Bank redeemed its remaining balance of $13.3 million.
Total shareholders’ equity increased $13.4 million (7.5%) from $178.6 million as of December 31, 2015, to $192.0 million as of September 30, 2016. The increase in total shareholders’ equity during that period is attributable to net income of $13.3 million, stock option exercises of $645.0 thousand, less year to date dividends declared of $2.2 million, and a $1.3 million increase in accumulated other comprehensive income as a result of the change in fair value of it available-for-sale investment portfolio.

Table M20: Capital Categories and Ratio Components
	September 30, 2016	December 31, 2015
	($ in thousands)
Tier 1 Capital:
Common stock	$122	$121
Capital surplus	161,918	160,861
Accumulated earnings	28,800	17,740
Less: disallowed assets	(14,178)	(13,933)
Total Common Equity Tier 1 Capital	176,662	164,789

Add: Trust preferred	7,988	7,884
Total Tier 1 Capital	184,650	172,673

Tier 2 Capital:
Qualifying allowance for loan losses	13,263	12,289
Qualifying subordinated debt	25,000	25,000
Total Tier 2 Capital	38,263	37,289

Total risk-based capital	$222,913	$209,962
Risk weighted assets	$1,519,148	$1,412,771
Qualifying quarterly average assets	$1,786,964	$1,618,250

Table M21: Capital Ratios and Regulatory Requirements Summary
	September 30, 2016	December 31, 2015	To Be Well Capitalized Under Prompt Corrective Action Provisions	For Minimum Capital Adequacy Requirements

Capital Ratios:
Total risk-based capital ratio	14.67%	14.86%	10.00%	8.00%
Tier 1 risk-based capital ratio	12.15%	12.22%	8.00%	6.00%
CET 1 risk-based capital ratio	11.63%	11.66%	6.50%	4.50%
Tier 1 leverage ratio	10.33%	10.67%	5.00%	4.00%

Both the Company and the Bank are considered “well capitalized” under the risk-based capital guidelines currently in effect for the federal banking regulatory agencies, and maintaining a “well capitalized” regulatory position is important for each organization. Both the Company and the Bank monitor their respective capital positions to ensure appropriate capital for the respective risk profile of each organization, as well as sufficient levels to promote depositor and investor confidence in the respective organizations.

Table M22: Reconciliation of Tangible Common Equity to Tangible Assets Ratio (1)
	September 30, 2016	December 31, 2015
	($ in thousands)
Tangible Common Equity:
Common Stock Voting	$104	$103
Common Stock Non-Voting	18	18
Additional paid-in capital - common	161,918	160,861
Accumulated earnings	28,800	17,740
Accumulated other comprehensive income/(loss)	1,140	(127)
Total Common Equity	191,980	178,595

Less Intangibles:
Goodwill	11,420	11,431
Identifiable intangibles	1,686	1,888
Total Intangibles	13,106	13,319

Tangible Common Equity	178,874	165,276

Tangible Assets:
Total Assets	1,916,938	1,674,466

Less Intangibles:
Goodwill	11,420	11,431
Identifiable intangibles	1,686	1,888
Total Intangibles	13,106	13,319

Tangible Assets	$1,903,832	$1,661,147

Tangible Common Equity to Tangible Assets	9.40%	9.95%
(1)  Tangible common equity to tangible assets ratio is a non-GAAP financial measure that is presented to facilitate an understanding of the Company's capital structure. This table provides a reconciliation between certain GAAP amounts and this non-GAAP financial measure.

Liquidity
Liquidity is the ability to meet the demand for funds from depositors and borrowers as well as expenses incurred in the operation of the business. The Company has a formal liquidity management policy and a contingency funding policy used to assist management in executing its liquidity strategies. Similar to other banking organizations, management monitors the need for funds to support depositor activities and funding of loans on a daily basis. Liquid assets include cash, interest-bearing balances, Federal funds sold, securities available for sale, loans held for sale and loans maturing within one year. Additional liquidity sources available to the Company include its capacity to borrow funds through correspondent bank lines of credit, a line of credit with the FHLB, the purchase of wholesale and brokered deposits and a corporate line of credit at a correspondent bank. Management considers the Company’s overall liquidity to be sufficient to satisfy its depositors requirements and to meet its customers’ credit needs.
Cash and cash equivalents and securities available for sale comprised 19.3% of total assets as of September 30, 2016, compared to 16.9% as of December 31, 2015. Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary. The Bank maintains $134.5 million in unsecured lines of credit with a variety of correspondent banks. As of September 30, 2016, there were $15.7 million outstanding balances on these lines of credit. The Bank also maintains a secured line of credit with the FHLB up to 25% of total assets or $479.2 million as of September 30, 2016 based on available collateral. As of September 30, 2016, the Bank’s borrowing capacity was $462.4 million of which $121.3 million was outstanding. The Company maintains a $5.0 million unsecured line of credit with a correspondent bank.
Community banks may also acquire funding from brokers through a nationally recognized network of financial institutions. The Bank may utilize such funding when rates are more favorable than other comparable sources of funding. As of September 30, 2016, the Bank had no brokered funds.
As of September 30, 2016, loans held for investment that mature within one year totaled $350.1 million or 18.3% of total assets.

Concentrations
Substantially all of the Company’s loans, commitments and standby letters of credit have been granted to customers located in the greater Washington, D.C. metropolitan area. The Company’s overall business includes a significant focus on commercial and residential real estate activities. As of September 30, 2016, commercial real estate loans were 49.6% of the total loan portfolio, construction and development loans were 19.0% of the total loan portfolio and residential real estate loans were 19.5% of the total loan portfolio.
The banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. As of September 30, 2016, the Bank’s total reported loans for construction, land development, and other land acquisitions represented 130.4% of total bank risk based capital, and its total commercial real estate loans, loans for construction, land development, and other land acquisitions represented 470.2% of total bank risk based capital.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is defined as the sensitivity of net income, fair market values and capital to changes in interest rates, foreign currency exchange rates, commodity prices and other relevant market prices and rates. The Company’s primary market risk exposure is interest rate risk inherent in our lending, deposit taking and borrowing activities, since net interest income is the largest component on net income. The board of directors has delegated interest rate risk management to the ALCO. ALCO is governed by policy approved annually by our board of directors. The overall interest rate risk position and strategies are reviewed by executive management, ALCO and the Company’s board of directors on an ongoing basis. ALCO formulates and monitors management of interest rate risk through policies and guidelines it establishes and through review of detailed reports discussed at least quarterly. In establishing guidelines, ALCO considers impact on earnings, capital, level and direction of interest rates, liquidity, local economic conditions, external threats and other factors as part of its process to identify and manage maturity and re-pricing mismatches inherent in its cash flows to provide net interest growth consistent with the Company’s earnings objectives.
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
The board of directors has established interest rate risk limits in its ALCO policy for static gap analysis and both NII and EVE. The Company engages an outside consulting firm to assist in modeling its short-term and long-term interest rate risk profile. On a periodic basis, management reports to ALCO and the board of directors on the Company’s interest rate risk profile and expectations of changes in the profiles based on certain interest rate shocks. The Company believes its strategies are prudent and is within its policy guidelines as of September 30, 2016.
The interest rate risk model results for September 30, 2016 and December 31, 2015 are shown in the table below based on an immediate shift in market interest rates and a static balance sheet. The percentage change indicates what the Company would expect NII and EVE to change over the next twelve months under various interest rate shock scenarios:

	Percentage Change in NII and EVE from Base Case
Interest	September 30, 2016		December 31, 2015
Rate Shocks	NII	EVE	NII	EVE
+400 bp	2.1%	(1.1)%	2.8%	0.2%
+300 bp	5.5%	3.6%	5.8%	2.7%
+200 bp	6.0%	5.8%	5.3%	4.4%
+100 bp	3.3%	3.9%	3.1%	3.6%
-100 bp	3.4%	(2.0)%	3.7%	(1.9)%
-200 bp	2.9%	0.9%	3.2%	(7.0)%

This analysis suggests that if interest rates were to increase, the Company is positioned for an improvement in net interest income over the next 12 months.
On a periodic basis, the Company back-tests actual changes in its net interest income against expected changes as well as actual market interest rate movements and other factors impacting actual versus projected results.

Certain shortcomings are inherent in this method of analysis. Since the Company’s actual balance sheet movement is not static (maturing and repayment dollars are presumed to be rolled back into like instruments for new terms at current market rates), these simulated changes in net interest income are indicative only of the magnitude of interest rate risk in the balance sheet. These changes do not take into account actions we may take in response to changes in interest rates, and are not necessarily reflective of the income the Company would actually receive. There is no guarantee that the risk management techniques and balance sheet management strategies the Company employs will be effective in periods of rapid rate movements or extremely volatile periods. In addition to changes in interest rates, the level of future net interest income is also dependent on a number of other variables including growth and composition of earning assets and interest bearing liabilities, economic and competitive conditions, changes in lending, investing and deposit gathering strategies and client preferences.

Item 4. Controls and Procedures

(a)	Management's Evaluation of Disclosure Controls and Procedures.
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s periodic filings under the Exchange Act, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management on a timely basis to allow decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2016. Based on management’s assessment, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.

(b)	Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings
From time to time, the Company and its subsidiaries may become involved in various legal proceedings relating to claims arising in the normal course of its business. In the opinion of management, there are currently no pending or threatened legal proceedings which would have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A. Risk Factors
There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 15, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity by the Company during the fiscal period covered by this report that have not been previously reported on a From 8-K.

Item 3. Defaults Upon Senior Securities
(a)    None.
(b)    None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
(a)    None.
(b)    None.

Item 6. Exhibits, Financial Statement Schedules
(a)     The following financial statements, financial statement schedules and exhibits are filed as a part of this report:

1.	Financial Statements. the Company’s consolidated financial statements are included in Item 1 of this report.

2.
Financial Statement Schedules. Financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in the Company’s financial statements and related notes.

3.	Exhibits. The following exhibits are filed herewith pursuant to the requirements of Item 601 of Regulation S-K:

Exhibit	Description

31.1*
Certification of Registrants’ principal executive officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of Registrants’ principal financial officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of Registrant’s principal executive officer and principal financial officer relating to the Registrant’s Quarterly Report of Form 10-Q for the quarterly period ended September 30, 2016 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

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

WASHINGTONFIRST BANKSHARES, INC.
(Registrant)

	/s/ Shaza L. Andersen	November 9, 2016
By:	Shaza L. Andersen	Date
President & Chief Executive Officer
(Principal Executive Officer)

	/s/ Matthew R. Johnson	November 9, 2016
By:	Matthew R. Johnson	Date
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

31.1*
Certification of Registrants’ principal executive officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of Registrants’ principal financial officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of Registrant’s principal executive officer and principal financial officer relating to the Registrant’s Quarterly Report of Form 10-Q for the quarterly period ended September 30, 2016, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

*	Filed with this Quarterly Report on Form 10-Q.