Form 10-K
period 2016-12-31
WashingtonFirst Bankshares, Inc.
filed 2017-03-14
CIK 1476264

As filed with the Securities and Exchange Commission on
March 14, 2017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Yes    ☐        No    ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was $217.6 million as of June 30, 2016, based upon the closing price on June 30, 2016, as reported by the NASDAQ Stock Market.

As of March 9, 2017, the registrant had outstanding 12,114,985 shares of voting common stock and 816,835 shares of non-voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III is incorporated by reference to certain sections in the registrant’s definitive proxy statement relating to the 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016.

Glossary of Acronyms

ACBB	-	Atlantic Central Bankers Bank
ACH	-	Automated Clearing House
ALCO	-	Asset/Liability Committee
AOCI	-	Additional Other Comprehensive Income
ASC	-	FASB Accounting Standards Codification
ASU	-	Accounting Standards Update
Bank	-	WashingtonFirst Bank
BHC Act	-	Bank Holding Company Act of 1956
BOLI	-	Bank Owned Life Insurance
Bureau	-	Virginia Bureau of Financial Institutions
CBB	-	Community Bankers Bank
CDARS	-	Certificate of Deposit Account Registry Service
CET1	-	Common Equity Tier 1
CFPB	-	Consumer Financial Protection Bureau
CMO	-	Collateralized Mortgage Obligations
Company	-	WashingtonFirst Bankshares, Inc.
CRA	-	Community Reinvestment Act of 1977
DIF	-	Deposit Insurance Fund
Dodd-Frank Act	-	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
ELC	-	Executive Loan Committee of the Board of Directors
EVE	-	Economic Value of Equity
Exchange Act	-	Securities Exchange Act of 1934, as amended
Fannie Mae	-	Federal National Mortgage Association
FASB	-	Financial Accounting Standards Board
FDIA	-	Federal Deposit Insurance Act of 1950
FDIC	-	Federal Deposit Insurance Corporation
FDICIA	-	Federal Deposit Insurance Corporation Improvement Act of 1991
Federal Reserve	-	Board of Governors of the Federal Reserve System
FHFA	-	Federal Housing Finance Agency
FHLB	-	Federal Home Loan Bank of Atlanta
FRA	-	Federal Reserve Act of 1913
FRB	-	Federal Reserve Bank of Richmond
Freddie Mac	-	Federal Home Loan Mortgage Corporation
GAAP	-	Generally Accepted Accounting Principles in the U.S.
GLB Act	-	Graham Leach Bliley Act of 1999
GSE	-	Government Sponsored Enterprises
HUD	-	The Department of Housing and Urban Development
HVCRE	-	High-volatility commercial real estate
IRLOC	-	Interest Rate Lock Commitment
IRS	-	Internal Revenue Service
JOBS Act	-	Jumpstart Our Business Startups Act of 2012
LHFI	-	Loans Held for Investment
LHFS	-	Loans Held for Sale
LTV	-	Loan-to-value Ratio
MBS	-	Mortgage Backed Securities
Mortgage Company	-	WashingtonFirst Mortgage Corporation, a wholly owned subsidiary of WashingtonFirst Bank
NASDAQ	-	NASDAQ Capital Market
NII	-	Net Interest Income
OFAC	-	U.S. Treasury Department Office of Foreign Assets Control
OLC	-	Bank Officers' Loan Committee
OREO	-	Other Real Estate Owned
RESPA	-	Real Estate Settlement Procedures Act of 1974
SOX	-	Sarbanes-Oxley Act of 2002
SBLF	-	Small Business Loan Fund
SEC	-	Securities and Exchange Commission
Securities Act	-	Securities Act of 1933, as amended
TDR	-	Troubled Debt Restructuring
TILA	-	Truth-in-Lending Act of 1968
USA Patriot Act	-	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
VA	-	Veterans Administration
VCDC	-	Virginia Community Development Corporation
VSCA	-	Virginia Stock Corporation Act
Wealth Advisors	-	1st Portfolio, Inc., a wholly owned subsidiary of WashingtonFirst Bankshares, Inc.

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

PART I

Item 1. Business
General
The Company was organized in 2009 under the laws of Virginia to operate as a bank holding company and is headquartered in Reston, Virginia. The Company is the holding company for WashingtonFirst Bank, which operates 19 full-service banking offices throughout the Washington, D.C. metropolitan area. The Bank opened for business in April 2004 and is chartered by the Commonwealth of Virginia. Through the end of 2016, the FDIC served as its primary federal regulator. In January 2017, the Bank became a member of the Federal Reserve System and, as such, is subject to regulation and supervision by the Federal Reserve Board going forward. With the acquisition of 1st Portfolio, Inc. in July 2015, the Company provides wealth management services with offices located in Fairfax, Virginia; and mortgage banking services through the Bank's wholly owned subsidiary, WashingtonFirst Mortgage which operates in two locations: Fairfax, Virginia and Rockville, Maryland.  Wealth Advisors operates as a wholly owned subsidiary of the Company and WashingtonFirst Mortgage is a wholly owned subsidiary of the Bank.
WashingtonFirst’s growth strategy is to pursue organic growth as well as acquisition opportunities within its target market area of the Washington, D.C. metropolitan area. The Company has completed two branch acquisitions, two whole-bank acquisitions, an FDIC-assisted acquisition, and the acquisition of a mortgage company and a wealth management company. Additionally, the Company has a demonstrated track record of consistent organic growth in assets and profitability since its inception by hiring and developing skilled personnel, and creating and maintaining a solid infrastructure to support continued business growth on a sound basis.
WashingtonFirst’s business strategy is to provide its customers with highly qualified personal and customized service utilizing effective technology solutions and delivery channels. The Bank’s marketing efforts are directed to prospective clients who value high quality service and who are, or have the potential to become, highly profitable. WashingtonFirst’s view of the financial services market is that community banks must be effective in providing quality, tailored services to their customers rather than competing with large national institutions on a head-to-head basis for broad-based consumer business.
Revenues are primarily derived from interest and fees received in connection with loans, deposits, and investments, as well as mortgage banking and wealth advisory fees. Major expenses include compensation and employee benefits, interest expense on deposits and borrowings, and operating expenses.
Products and Services
The Bank offers a comprehensive range of commercial banking products and services to small-to-medium sized businesses, not-for-profit organizations, professional service firms and individuals in the greater Washington, D.C. metropolitan area. The Mortgage Company provides residential mortgage lending services to customers in the Washington, D.C. metropolitan and greater mid-Atlantic areas. Wealth Advisors specializes in assisting select affluent business owners, executives and families preserve and grow their wealth, providing comprehensive wealth management and business retirement plan services. More information on WashingtonFirst’s services is available on-line at www.wfbi.com.
Business and Consumer Lending
WashingtonFirst’s lending activities include commercial real estate loans, residential real estate loans, commercial and industrial loans, construction and development loans and consumer loans. Loans originated by the Bank are primarily classified as loans held for investment. Loans originated by the Mortgage Company are primarily classified as loans held for sale.
Lending activities are subject to lending limits imposed by federal and state law. While different limits apply in certain circumstances based on the type of loan, the Bank’s lending limit to any one borrower on loans that are not fully secured by readily marketable or other permissible collateral generally is equal to 15 percent of the Bank’s unimpaired capital and surplus. As of December 31, 2016, the Bank’s legal lending limit was $32.2 million. For loan amounts exceeding WashingtonFirst’s legal lending limits or internal lending policies, the Bank has established relationships with various correspondent banks to sell loan participations.
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
Residential Real Estate Loans. Through the Mortgage Company, WashingtonFirst offers a variety of competitive mortgage loan products to homeowners and investors of 1-4 family properties. Mortgage loans originated are generally sold in the secondary market through purchase agreements with institutional investors with servicing released. Loans in these categories are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by management and the board of directors, and includes such considerations as repayment source and capacity, collateral value, credit history, savings pattern, and stability. The Mortgage Company’s activities rely on insurance provided by HUD and the VA. In addition, the Mortgage Company underwrites mortgage loans in accordance with guidelines for programs under Fannie Mae and Freddie Mac that make these loans marketable in the secondary market.
Commercial and Industrial Loans. These loans are to businesses or individuals for business purposes. Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business or to refinance a loan payable to another financial institution that was originally made for a similar purpose. Each loan is underwritten based upon WashingtonFirst’s assessment of the obligor’s ability to generate operating cash flow in the future necessary to repay the loan. To address the risks associated with the uncertainties of future cash flow, these loans are generally secured by assets owned by the business or its principal shareholders and the principal shareholders are typically required to guarantee the loan.
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
Deposit Services
Deposits are the primary source of funding for the Bank. The Bank offers an array of traditional banking products and services which are priced competitively. Deposit services include business and personal checking, NOW accounts, tiered savings and money market and time deposit accounts with varying maturity structures and customer options. A complete individual retirement account program is also available. The Bank also participates in the CDARS program which functions to assure full FDIC insurance for participating Bank customers.
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
Employees
At December 31, 2016, WashingtonFirst had 253 employees, of which 178 were employees of the Bank, 69 were employees of the Mortgage Company, and 6 were employees of Wealth Advisors; compared to 220 employees of the Bank as of December 31, 2015. None of WashingtonFirst’s employees is subject to a collective bargaining agreement. Management considers employee relations to be good. The Company provides employees with a comprehensive employee benefit program which includes group life, health and dental insurance, paid time off, sick leave, educational opportunities, a cash incentive plan, an equity award incentive plan for key employees, and a 401(k) plan with discretionary employer match.
Market Area and Competition
WashingtonFirst serves the greater Washington, D.C. metropolitan area. With a population of more than 7 million, the region is the 5th largest market in the U.S. Our market area is economically diverse, well-educated, has one of the highest levels of household income in the nation, and has low unemployment relative to most other regions. Significant business sectors include federal and local government, professional and business services, education, health, leisure and hospitality, as well as non-profit trade associations, universities and major hospital systems. The Company experiences strong competition in all aspects of its business, competing with other banks and non-bank financial institutions (e.g., savings and loan associations, credit unions, small loan companies, finance companies, and mortgage companies) that offer similar services in its market area. Much of this competition comes from larger financial institutions headquartered outside the region, each of which has greater financial and other resources than WashingtonFirst and is able to conduct large advertising campaigns and offer incentives. To attract business in this competitive environment, WashingtonFirst offers a full array of competitively priced, traditional community bank products and services, and relies on personal contact by its officers and directors, local promotional activities, and the ability to provide personally tailored services to small businesses and professionals.
Regulation
Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, the growth and earnings performance of the Company and its subsidiaries can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities including, but not limited to, the Bureau, the Federal Reserve, the FDIC, the SEC, HUD, certain state securities commissions, U.S. Treasury, as well as federal and state taxing authorities. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.
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
WashingtonFirst Bankshares, Inc.
The Company is a bank holding company registered under the BHC Act and subject to supervision, regulation and examination by the Federal Reserve. The BHC Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. The Company is registered in Virginia with the Bureau under the financial institution holding company laws of Virginia and is subject to regulation and supervision by the Bureau. The Company is also subject to the disclosure and regulatory requirements of the Securities Act and the Exchange Act, both as administered by the SEC. As a company with securities listed in the NASDAQ, it is subject to the rules of the NASDAQ for listed companies.
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
The GLB Act allows a bank holding company or other company to certify status as a financial holding company, which allows such company to engage in activities that are financial in nature, that are incidental to such activities, or are complementary to such activities. The GLB Act enumerates certain activities that are deemed financial in nature, such as underwriting insurance or acting as an insurance principal, agent or broker, underwriting, dealing in or making markets in securities, and engaging in merchant banking under certain restrictions. It also authorizes the Federal Reserve Board to determine by regulation what other activities are financial in nature, or incidental or complementary thereto. The GLB Act allows a wider array of companies to own banks, which could result in companies with resources substantially in excess of the Company's entering into competition with the Company and the Bank. The Company has not elected financial holding company status.
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
See “WashingtonFirst Bank” below for more specifics on Basel III.
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
WashingtonFirst Bank
During 2016, as a Virginia state non-member bank, the Bank was principally supervised, examined and regulated by the Bureau and the FDIC. Because the Bank’s deposits are insured by the FDIC, it is also subject to regulation pursuant to the FRA and FDIA. In January 2017, the Bank became a member of the FRB and will be regulated by the FRB going forward as the Bank’s primary federal regulator. The aspects of its business which are regulated under federal law include security requirements, reserve requirements, investments, transactions with affiliates, amounts it may lend to certain borrowers, business activities in which it may engage and minimum capital requirements. It is also subject to applicable provisions of Virginia law insofar as they do not conflict with and are not preempted by federal law, including laws relating to usury, various consumer and commercial loans and the operation of branch offices. Such supervision and regulation is intended primarily for the protection of depositors, the deposit insurance funds of the FDIC and the banking system as a whole, and not for the protection of WashingtonFirst’s shareholders or creditors. The following references to applicable statutes and regulations are brief summaries which do not purport to be complete and which are qualified in their entirety by references to such statutes and regulations.
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
Branching. Virginia law provides that a Virginia-chartered bank can establish a branch anywhere in Virginia provided that the branch is approved in advance by The Bureau. The branch must also be approved by the bank’s primary federal regulator. Approval is based on a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers. The Dodd-Frank Act permits insured state banks to engage in de novo interstate branching if the laws of the state where the new branch is to be established would permit the establishment of the branch if it were chartered by such state. Currently, the Bank operates branch offices in Virginia, Maryland and Washington, D.C.
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
Restrictions on Distribution of Subsidiary Bank Dividends and Assets. The Bank’s payment of dividends is subject to certain restrictions imposed by federal and state banking laws, regulations and authorities. Dividends paid by the Bank have provided a substantial part of the Company’s operating funds and for the foreseeable future it is anticipated that dividends paid by the Bank to the Company will continue to be the Company’s principal source of operating funds. The Bank’s ability to pay dividends is subject to the restrictions previously described for the Company. In addition, capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. Under federal law, the Bank cannot pay a dividend if, after paying the dividend, the Bank will be “undercapitalized.” The FDIC may declare a dividend payment to be unsafe and unsound even though the Bank would continue to meet its capital requirements after the dividend.
Because the Company is a legal entity separate and distinct from its subsidiaries, its right to participate in the distribution of assets of any subsidiary upon the subsidiary’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors. In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, including any depository institution holding company (such as WashingtonFirst) or any shareholder or creditor thereof.
Examinations. The Bank is subject to annual examinations by its primary federal regulator. These examinations review areas such as capital adequacy, reserves, loan portfolio quality and management, consumer and other compliance issues, investments and management practices. Based upon such an evaluation, bank regulators may revalue the assets of the institution and require that it establish specific reserves to compensate for the difference between the regulator-determined value and the book value of such assets. The Bureau also conducts examinations of state banks but may accept the results of a federal examination in lieu of conducting an independent examination. In addition, federal and state regulators may elect to conduct a joint examination.
In addition to these regular exams, an insured bank is required to furnish quarterly and annual reports to its primary federal regulator. Regulators may exercise cease and desist or other supervisory powers over an insured bank if its actions represent unsafe or unsound practices or violations of law. Further, any proposed addition of any individual to the board of directors of the Bank or the employment of any individual as a senior executive officer of the Bank, or the change in responsibility of such an officer, will be subject to 90 days prior written notice to its federal regulator if the Bank is not in compliance with the applicable minimum capital requirements, is otherwise a troubled institution or the regulators determines that such prior notice is appropriate for the Bank. The regulators then has the opportunity to disapprove any such appointment.
Audit Reports. Pursuant to Part 363 of the FDIC rules and regulations, insured institutions with total assets of $500.0 million or more must submit annual audit reports prepared by independent auditors to federal and state regulators. In some instances, the audit report of the institution’s holding company can be used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements and reports of enforcement actions. For institutions with total assets of $1.0 billion or more, financial statements prepared in accordance with generally accepted accounting principles, management’s certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the Bank’s primary federal regulator, and an attestation by the auditor relating to the internal controls must be submitted. For institutions with total assets of more than $3.0 billion, independent auditors may be required to review quarterly financial statements. FDICIA requires that independent audit committees be formed, consisting of outside directors only. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large customers.
Change in Control. The Change in Bank Control Act and regulations promulgated by the FDIC require that, depending on the particular circumstances, notice must be furnished to the FDIC and not disapproved prior to any person or group of persons acquiring “control” of an insured bank, subject to exemptions for certain transactions. For purposes of the Change in Bank Control Act, control is conclusively presumed to exist if a person acquires the power to vote, directly or indirectly, 25 percent or more of any class of voting securities of the bank. In addition, the term includes the power to direct the management and policies of the bank. Control is rebuttably presumed to exist if a person acquires 10 percent or more but less than 25 percent of any class of voting securities and either the bank has registered securities under Section 12 of the Exchange Act, or no other person will own a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenging the rebuttable control presumption. Acquisitions of control are also subject to the provisions of Virginia law.

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
Basel III Capital Requirements. Basel III became applicable to the Company and the Bank on January 1, 2015. The Basel III final capital framework, among other things, (i) introduced as a new capital measure "CET1", (ii) specified that Tier 1 capital consists of CET1 and "Additional Tier 1 capital" instruments meeting specified requirements, (iii) defined CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expanded the scope of the adjustments as compared to existing regulations.
When fully phased in by January 1, 2019, Basel III will require banks to maintain: (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a "capital conservation buffer" of 2.5%; (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer, or 8.5%; (iii) a minimum ratio of Total (Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0% plus the capital conservation buffer, or 10.5%; and (iv) as a newly adopted international standard, a minimum leverage ratio of 3.0%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).
Basel III also provides for a "countercyclical capital buffer," generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) may face constraints on their ability to pay dividends, effect equity repurchases and pay discretionary bonuses to executive officers, which constraints vary based on the amount of the shortfall. The capital conservation buffer requirement was phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, and will increase each year until fully implemented at 2.5% on January 1, 2019.
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
As part of the definition of CET1 capital, Basel III includes a requirement that banking institutions include the amount of AOCI (consisting primarily of unrealized gains and losses on available for sale securities, which are not required to be treated as other-than-temporary impairment, net of tax) in calculating regulatory capital, unless the institution makes a one-time opt-out election from this provision in connection with the filing of its first regulatory reports after applicability of Basel III to that institution. Basel III also proposes a 4% minimum leverage ratio. The Company and Bank elected to exclude AOCI in calculating regulatory capital.
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
Deposit Insurance Assessments. The Bank’s deposits are insured by the FDIC through the DIF, to the extent provided by law, and the Bank must pay assessments to the FDIC for such deposit insurance protection. The FDIC maintains the DIF by designating a required reserve ratio. If the reserve ratio falls below the designated level, the FDIC must adopt a restoration plan that provides that the DIF will return to an acceptable level generally within five years. The designated reserve ratio is currently set at 2.0 percent. The FDIC has the discretion to price deposit insurance according to the risk for all insured institutions regardless of the level of the reserve ratio. The DIF reserve ratio is maintained by assessing depository institutions an insurance premium based upon statutory factors. Under its current regulations, the FDIC imposes assessments for deposit insurance according to a depository institution’s ranking in one of four risk categories based upon supervisory and capital evaluations. The assessment rate for an individual institution is determined according to a formula based on a combination of weighted average CAMELS component ratings, financial ratios and, for institutions that have long-term debt ratings, the average ratings of its long-term debt. The assessment base is determined using average consolidated total assets minus average tangible equity rather than using adjusted domestic deposits. Current assessment rates, calculated on the revised assessment base, generally range from 2.5 to 9 basis points for Risk Category I institutions, 9 to 24 basis points for Risk Category II institutions, 18 to 33 basis points for Risk Category III institutions, and 30 to 45 basis points for Risk Category IV institutions. For large institutions (generally those with total assets of $10 billion or more), which does not include the Bank, the initial base assessment rate ranges from 5 to 35 basis points on an annualized basis. After the effect of potential base-rate adjustments, the total base assessment rate could range from 2.5 to 45 basis points on an annualized basis. Assessment rates for large institutions are calculated using a scorecard that combines CAMELS ratings and certain forward-looking financial measures to assess the risk a large institution poses to the DIF.
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
Concentrated Commercial Real Estate Lending Regulations. The federal banking agencies, including the FDIC, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100 percent or more of total capital, or (ii) total reported loans secured by multifamily and non-owner occupied, non-farm residential properties and loans for construction, land development, and other land represent 300 percent or more of total capital and the bank’s commercial real estate loan portfolio has increased 50 percent or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices that address the following key elements: board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. The Bank has a high concentration of real estate loans and has implemented heightened risk management practices to monitor and control its exposure. Such risk management practices include but are not limited to: the establishment of an active credit quality process, detailed reporting and analysis, stress testing of the loan portfolio, and a robust credit workout process.
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
Dodd-Frank Act. In July 2010, the Dodd-Frank Act regulatory reform legislation became law. This law broadly affects the financial services industry by implementing changes to the financial regulatory landscape aimed at strengthening the sound operation of the financial services sector, including provisions that, among other things, enhance prudential standards for banks and bank holding companies inclusive of capital, leverage, liquidity, concentration and exposure measures. In addition, traditional bank regulatory principles such as restrictions on transactions with affiliates and insiders were enhanced. The Dodd-Frank Act also contains reforms of consumer mortgage lending practices and creates the CFPB which is granted broad authority over consumer financial practices of banks and others. WashingtonFirst is not subject to regulation by the CFPB, as it has supervisory authority over depository institutions with total assets of $10.0 billion or greater. Nevertheless, it is unclear whether the CFPB’s focus on consumer regulation and the risks posed by financial products will ultimately impact institutions such as WashingtonFirst.
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
Incentive Compensation. Federal bank regulators issued comprehensive guidance on incentive compensation policies intended to ensure that the incentive compensation programs of financial institutions do not undermine the safety and soundness of banking organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. On April 14, 2011, federal bank regulators published a proposed interagency rule to implement certain incentive compensation requirements of the Dodd-Frank Act. Under the proposed rule, financial institutions must prohibit incentive-based compensation arrangements that encourage inappropriate risk-taking that are deemed excessive or that may lead to material losses. The agencies recently revised the proposed rule and it has not yet been finalized, however, the interagency guidance remains in place.
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
WashingtonFirst Mortgage
Mortgage Company activities are subject to the rules and regulations of, and examination by HUD, FHA, VA and various state regulatory authorities with respect to originating, processing and selling mortgage loans.  Those rules and regulations, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers and, in some cases, restrict certain loan features, and fix maximum interest rates and fees.  In addition to other federal laws, mortgage origination activities are subject to the Equal Credit Opportunity Act, TILA, Home Mortgage Disclosure Act, RESPA, and Home Ownership Equity Protection Act, and the regulations promulgated under these acts, including the TILA-RESPA Integrated Disclosure rules issued by the CFPB.  These laws prohibit discrimination, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level.
Ability-to-Repay and Qualified Mortgage Rule. Pursuant to the Dodd-Frank Act, the CFPB issued a final rule on January 10, 2013 (effective on January 10, 2014), amending Regulation Z as implemented by the TILA, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers' ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) the monthly payment on the covered transaction; (iv) the monthly payment on any simultaneous loan; (v) the monthly payment for mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) the monthly debt-to-income ratio or residual income; and (viii) credit history. Alternatively, the mortgage lender can originate "qualified mortgages," which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a "qualified mortgage" is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Qualified mortgages that are "higher-priced" (e.g. sub-prime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not "higher-priced" (e.g. prime loans) are given a safe harbor of compliance.
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
Mortgage Loan Servicing. The CFPB implemented servicing rules requiring servicers meet certain benchmarks for loan servicing and customer service in general. Servicers must provide periodic billing statements and certain required notices and acknowledgments, promptly credit borrowers’ accounts for payments received and promptly investigate complaints by borrowers and are required to take additional steps before purchasing insurance to protect the lender’s interest in the property. These servicing rules also call for additional notice, review and timing requirements with respect to delinquent borrowers.
Wealth Advisors
Investment Adviser Regulation. Wealth Advisors is subject to regulation under federal and state securities laws. Wealth Advisors is registered as an investment adviser with the SEC under the Advisers Act. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, operational, and disclosure obligations. Wealth Advisors is also subject to regulation under the securities laws of certain states. The foregoing laws and regulations generally grant the supervisory agencies broad administrative powers, including the power to limit or restrict Wealth Advisors, a subsidiary of the Company, from conducting its business in the event that it fails to comply with such laws and regulations. Possible sanctions that may be imposed in the event of noncompliance include the suspension of individual employees, limitations on business activities for specified periods of time, revocations as an investment adviser and/or other registrations, and other fines.
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

Item 1A. Risk Factors
An investment in our common stock involves a high degree of risk. Before making an investment decision, you should carefully read and consider the risk factors described below as well as other information included in this report and other documents we file with the SEC, as the same may be updated from time to time. Any of these risks, if they actually occur, could materially adversely affect our business, financial condition, and results of operation. Additional risks and uncertainties not currently known to us that we currently deem to be immaterial may also materially and adversely affect us. In any such case, you could lose all or a portion of your original investment.
Risks Associated with WashingtonFirst’s Common Stock
Economic and other factors may cause volatility in the price of our common stock.
WashingtonFirst’s common stock trades on the NASDAQ Exchange. In the current economic environment, the prices of publicly traded stocks in the financial services industry have experienced volatility. A variety of factors can affect the market price of WashingtonFirst’s common stock, including its operating and financial performance, strategic actions by our competitors, speculation in the press or investment community, sales of WashingtonFirst common stock by members of the board of directors or management, changes in accounting principles, additions or departures of key management personnel, actions by WashingtonFirst shareholders, general market conditions including fluctuations in interest rates, and legal and regulatory factors unrelated to WashingtonFirst’s performance. These factors can influence both the price of the liquidity of WashingtonFirst’s stock. General market declines or volatility in the future could adversely impact the price of WashingtonFirst’s stock, and the current market price of the stock may not be indicative of future market prices.
WashingtonFirst is an emerging growth company and its reliance on the reduced disclosure requirements applicable to emerging growth companies may make its common stock less attractive to investors.
WashingtonFirst is an “emerging growth company,” as defined in the JOBS Act and it may take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not emerging growth companies. In particular, while WashingtonFirst is an emerging growth company it will not be required to comply with the auditor attestation requirements of Section 404(b) of the SOX; it will be subject to reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements; it will not be required to adopt new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies; and it will not be required to hold non-binding advisory votes on executive compensation or shareholder approval of any golden parachute payments not previously approved. WashingtonFirst may remain an emerging growth company until as late as December 31, 2017, though WashingtonFirst may cease to be an emerging growth company earlier under certain circumstances, including (i) if the market value of its common stock that is held by non-affiliates exceeds $700 million as of any June 30, in which case it would cease to be an emerging growth company as of the following December 31 or (ii) if its gross revenues exceed $1 billion in any fiscal year. Investors may find WashingtonFirst’s common stock less attractive if WashingtonFirst relies on these exemptions and relief. If some investors find WashingtonFirst’s common stock less attractive as a result, there may be a less active trading market for its common stock and its stock price may decline and/or become more volatile.
Restrictions relating to the acquisition of WashingtonFirst’s common stock may discourage acquisition or merger proposals and may adversely affect the market price of WashingtonFirst’s common stock.
Some provisions of WashingtonFirst’s articles of incorporation and bylaws could make it difficult for a third party to acquire control of WashingtonFirst, even if the change in control would be beneficial to and desirable by WashingtonFirst shareholders. These provisions, among others, provide for staggered terms for directors, the ability of the board of directors to issue preferred stock without shareholder approval, limitations on affiliated transactions and control share acquisitions, the inability of shareholders to call special meetings, and the requirement that certain transactions such as a merger, share exchange, sale of all or substantially all of WashingtonFirst’s assets must be approved and recommended by at least two-thirds of the directors then in office or, if not so approved and recommended, by the affirmative vote of the holders of 80% of each voting group entitled to vote on such transaction. In addition, certain provisions of state and federal law may also have the effect of discouraging or prohibiting a future takeover attempt in which our shareholders might otherwise receive a premium for their shares over then-current market prices. To the extent that any of these provisions are perceived to discourage or limit merger or acquisition attempts, they may tend to reduce the market price for WashingtonFirst’s common stock.
Future sales of WashingtonFirst’s common stock in the public market could lower its stock price, and any additional capital raised by WashingtonFirst may dilute the ownership of existing shareholders and/or decrease earnings.
In order to meet applicable regulatory capital requirements, WashingtonFirst may, from time to time take steps in the future to increase its capital, including selling additional shares of common stock in subsequent public or private offerings or otherwise issue additional shares of common stock or securities convertible into or exchangeable for common stock in the future, or offer and sell subordinated debt. Such steps could have a dilutive effect on shareholders, limit WashingtonFirst’s ability to pay dividends or return capital to shareholders, or otherwise cause WashingtonFirst to incur higher costs and result in reduced earnings. WashingtonFirst cannot predict the size of future issuances of its common stock or the effect, if any, that future issuances and sales of shares of its common stock or subordinated debt will have on the market price of its common stock. Sales of substantial amounts of WashingtonFirst’s common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices of WashingtonFirst’s common stock.
The concentration of WashingtonFirst’s capital stock ownership will limit your ability to influence corporate matters.
As of March 2, 2017, WashingtonFirst’s directors and executive officers as a group beneficially own approximately 20.70 percent of the Company’s outstanding common stock and options exercisable within sixty days. Consequently, WashingtonFirst’s board of directors has significant influence over all matters that require approval by WashingtonFirst’s shareholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may limit the ability of other shareholders to influence corporate matters.
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
The economy, interest rates, monetary and fiscal policies of the federal government and regulatory policies have a significant influence on WashingtonFirst and the industry as a whole. These policies influence overall growth and distribution of bank loans, investments and deposits on a national basis, and their use may affect interest rates charged on loans or paid for deposits.
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
WashingtonFirst’s profitability depends in substantial part on its net interest margin, which is the difference between the rates it receives on loans and investments and the rates it pays for deposits and other sources of funds. Its net interest margin depends on many factors that are partly or completely outside of its control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally. If market interest rates change so that the interest it pays on deposits and borrowings increases faster than the interest it earns on loans and investments, our net income could be negatively affected. Any substantial, unexpected or prolonged change in market interest rates could have a material adverse affect on our business, financial condition, and results of operations.
In addition, a substantial portion of our consolidated net revenues (net interest income plus non-interest income) are derived from originating and selling residential mortgages. Residential mortgage lending in general has experienced substantial volatility in recent periods. An increase by the Federal Reserve in interest rates may materially and adversely affect our future loan origination volume, margins, and the value of the collateral securing our outstanding loans, may increase rates of borrower default, and may otherwise adversely affect our business. Additionally, fluctuations in housing inventory could impact the volume of mortgage loans that we originate.  Further, a reduction in housing inventory could result in elevated costs, as a significant amount of loan processing and underwriting that we perform would be to qualifying borrowers for mortgage loan transactions that never materialize.
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

Our concentration of loans may create a greater risk of loan defaults and losses.
A significant portion of the Bank’s loan portfolio is secured by real estate collateral. Real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. While we believe that our loan portfolio is diversified, these concentrations expose us to the risk that a decline in the real estate market or in the economic conditions in the greater Washington, D.C. metropolitan area, could increase the levels of nonperforming loans and charge-offs, decrease the value of collateral and reduce loan demand. In that event, Bank’s earnings and capital could be adversely affected.
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

The Company seeks to continue to grow in its existing banking markets (internally and through additional offices) and to expand into new markets as appropriate opportunities arise. WashingtonFirst’s ability to grow successfully will depend on a variety of factors, including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in its market areas and its ability to manage its growth. WashingtonFirst may face risks with respect to future acquisitions, including: the time and costs associated with identifying and evaluating potential acquisitions and merger partners; the time and costs of evaluating new markets, hiring experienced management, opening new offices, and the time lags between these activities and generating of sufficient assets and deposits to support the costs of the expansion; WashingtonFirst’s ability to finance an acquisition and possible ownership or economic dilution to its current shareholders; and the diversion of WashingtonFirst’s management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combining businesses.
WashingtonFirst may incur substantial costs to expand, and it can give no assurance such expansion will result in the levels of profits it seeks. There can be no assurance that integration efforts for any future mergers or acquisitions will be successful. Also, there is no assurance that, following any future merger or acquisition, WashingtonFirst’s integration efforts will be successful or that, after giving effect to the acquisition, it will achieve profits comparable to or better than its historical experience.
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
WashingtonFirst maintains an allowance for loan losses which management believes is adequate for absorbing the estimated future losses inherent in its loan portfolio. Management conducts a periodic review and consideration of the loan portfolio to determine the amount of the allowance for loan losses based upon general market conditions, credit quality of the loan portfolio and performance of WashingtonFirst’s clients relative to their financial obligations with it. The amount of future losses, however, is susceptible to changes in economic and other market conditions, including changes in interest rates and collateral values, which are beyond WashingtonFirst’s control, and these future losses may exceed its current estimates. There can be no assurance that additional provisions for loan losses will not be required in the future, including as a result of changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy on a national basis or in the Bank’s market area, or changes in the circumstances of particular borrowers. Although WashingtonFirst believes the allowance for loan losses is adequate to absorb probable losses in its loan portfolio, WashingtonFirst cannot predict the amount of such losses or guarantee that its allowance will be adequate in the future. Excessive loan losses could have a material adverse effect on WashingtonFirst financial condition and results of operations.
A failure to maintain sufficient capital to meet regulatory requirements could adversely affect our financial condition, liquidity and results of operations, as well as our ability to maintain regulatory compliance.
WashingtonFirst must meet certain regulatory capital requirements and maintain sufficient liquidity. We face significant capital and other regulatory requirements as a financial institution, which were heightened with the implementation of the Basel III rule on January 1, 2015 and the phase-in of capital conservation buffer requirement through January 1, 2019. The application of these more stringent capital requirements for WashingtonFirst could, among other things, result in lower returns on equity, require the raising of additional capital, adversely affect WashingtonFirst’s future growth opportunities, and result in regulatory actions such as a prohibition on the payment of dividends or on the repurchase of shares if it were unable to comply with such requirements.
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
Changes in accounting standards could impact reported earnings.
From time to time there are changes in the financial accounting and reporting standards that govern the preparation of our financial statements. These changes are difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some instances, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements. Such changes could also require us to incur additional personnel or technology costs.
Changes in federal or state enacted tax rates could impact reported earnings.
The net deferred tax asset reported on the Company’s balance sheet generally represents the tax benefit of future deductions from taxable income for items that have already been recognized for financial reporting purposes. The bulk of these deferred tax assets consists of deferred loan loss deductions, deferred compensation related deductions and net operating loss carryforwards for which the associated tax deduction is deferred until payment and other future triggering event. The net deferred tax asset is measured by applying currently-enacted income tax rates to the accounting period during which the tax benefit is expected to be realized. As of December 31, 2016, the Company’s net deferred tax asset was $8.9 million.

The President of the United States and some members of Congress have announced plans to introduce legislation that would lower the federal corporate income tax rate from its current level of 35%. If this tax rate reduction is enacted, it will result in an immediate impairment of the recorded net deferred tax asset because the future tax benefit of these deferrals would need to be re-measured for the impact of the lower tax rate. Any such impairment would be recorded as a charge to the Company’s earnings and would be recognized in the quarter during which the lower rate is enacted.
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
WashingtonFirst’s profitability may be significantly reduced if we are not able to sell mortgages.
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

WashingtonFirst may not be able to expand its wealth advisory services and retain current clients.

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

Item 1B. Unresolved Staff Comments
The Company does not have any unresolved staff comments to report for the year ended December 31, 2016.

Item 2. Properties
The Company leases offices and branch locations that are used in the normal course of business. WashingtonFirst does not own any banking facilities. As of March 9, 2017, WashingtonFirst leased 22 properties of which 19 were operating branches; two were offices for mortgage and wealth business activities; and one was a corporate headquarters office. The branches consist of twelve locations in Virginia, five in Maryland, and two branches in the District of Columbia. All of the leased properties are in good operating condition and are adequate for WashingtonFirst’s present and anticipated future needs.

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

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market for Common Stock. Our voting common stock is listed for trading on the NASDAQ Capital Market under the symbol “WFBI.” Our non-voting common stock is not listed on any exchange. As of March 9, 2017, there were 12,114,985 shares of common stock voting issued and outstanding and 816,835 shares of common stock non-voting issued and outstanding. As of that date, our common stock voting was held by approximately 450 shareholders of record and the closing price of our common stock voting was $27.13. As of that date, our common stock non-voting was held by two shareholders of record.
The information below represents the high and low closing price per share of the common stock voting stock for the periods indicated below, as reported on the NASDAQ:

	Sales Prices (1)		Common Stock Voting and Non-Voting Cash Dividends Declared
	Common Stock Voting
	High	Low
	(per share)
2017
First Quarter (through March 9, 2017)	$29.07	$27.13	$0.07
2016
Fourth Quarter	29.91	22.42	0.07
Third Quarter	24.24	20.30	0.06
Second Quarter	22.14	18.82	0.06
First Quarter	21.93	19.41	0.06
2015
Fourth Quarter	21.60	17.14	0.06
Third Quarter	18.09	15.19	0.05
Second Quarter	16.67	15.24	0.05
First Quarter	16.18	14.29	0.05

(1) Prices adjusted to reflect all stock dividends
The Company commenced paying cash dividends in 2014. Although the Company expects to declare and pay quarterly cash dividends in the future, payment of dividends is at the discretion of the Board of Directors of the Company, and is subject to various federal and state regulatory limitations. Regulatory restrictions on the ability of the Bank to pay dividends to the Company are set forth in “Part 1, Item 1A - Risk Factors.”
The Board of Directors has declared four (4) stock dividends, on the Company’s outstanding shares of common stock voting and common stock non-voting, in the amount of five percent (5%) each: on January 23, 2012 (paid February 29, 2012), on April 5, 2013 (paid May 17, 2013), on July 21, 2014 (paid September 2, 2014), and on December 13, 2016 (paid December 28, 2016).
Stock Price Performance. The following graph and table show the cumulative total return on the common stock of the Company over the last five years, compared with the cumulative total return of a broad stock market index (the Standard and Poor’s 500 Index or “S&P 500”), and a narrower index (the SNL U.S. Bank Index). The graph assumes that $100 was invested on December 31, 2011 in each of: WashingtonFirst’s common stock voting; the S&P 500 Stock Market Index: and the SNL U.S. Bank Index. The graph also assumes that all dividends were reinvested into the same securities throughout the past five years. WashingtonFirst obtained the information contained in the performance graph and table below from SNL Financial.

	For the Year Ended December 31,
Index	2011	2012	2013	2014	2015	2016
WashingtonFirst Bankshares, Inc.	$100.00	$109.00	$150.58	$169.17	$256.13	$347.96
S&P 500	100.00	116.00	153.57	174.60	177.01	198.18
SNL U.S. Bank	100.00	134.95	185.28	207.12	210.65	266.16

Issuer Repurchase of Common Stock. WashingtonFirst has not repurchased any shares of its common stock.

Item 6. Selected Financial Data
The selected consolidated financial data presented below should be reviewed in conjunction with the audited consolidated financial statements and related notes and with Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Use of Non-GAAP Financial Measures. The information set forth below contains certain financial information determined by methods other than in accordance with GAAP. These non-GAAP financial measures are "tangible common equity," "tangible book value per common share," "efficiency ratio", and “adjusted allowance for loan losses”. Management uses these non-GAAP measures in its analysis of our performance because it believes these measures are material and will be used as a measure of our performance by investors. These disclosures should not be considered in isolation or as a substitute for results determined in accordance with GAAP, and are not necessarily comparable to non-GAAP performance measures which may be presented by other bank holding companies. Management compensates for these limitations by providing detailed reconciliations between GAAP information and the non-GAAP financial measures. A reconciliation table is set forth in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	2016	2015	2014	2013	2012
	($ in thousands, except per share data)
Results of Operations:
Interest income	$73,847	$63,183	$55,119	$46,829	$28,219
Interest expense	12,471	9,211	7,219	6,130	4,949
Net interest income	61,376	53,972	47,900	40,699	23,270
Provision for loan losses	3,880	3,550	3,005	4,755	3,225
Net interest income after provision for loan losses	57,496	50,422	44,895	35,944	20,045
Non-interest income	27,505	7,891	1,998	1,139	3,541
Non-interest expenses	56,863	39,589	33,116	28,117	20,178
Income before taxes	28,138	18,724	13,777	8,966	3,408
Income tax expense	10,131	6,469	4,353	2,627	1,173
Net income	18,007	12,255	9,424	6,339	2,235
Net income available to common stockholders	18,007	12,181	9,263	6,161	2,057
Per Share Data:
Net income - basic per share (6)	$1.40	$1.15	$1.09	$0.73	$0.54
Net income - diluted per share (6)	1.37	1.13	1.06	0.72	0.53
Book value per common share (6)	14.94	13.95	12.07	10.65	10.13
Tangible book value per common share (6)	13.93	12.91	11.38	10.18	9.64
Dividends paid	0.24	0.20	0.16	—	—
Period End Balances:
Assets	$2,002,911	$1,674,466	$1,333,390	$1,127,559	$1,147,818
Loans (1)	1,566,652	1,344,577	1,066,126	838,120	753,355
Investments (2)	291,930	226,241	171,733	148,897	138,221
Deposits	1,522,741	1,333,242	1,086,063	948,903	972,660
Borrowings (3)	270,587	149,913	104,311	63,489	64,923
Shareholders’ equity	192,660	178,595	134,538	107,604	101,520
Mortgage origination volume	772,076	213,449	23,050	3,648	—
Assets under management	297,394	226,688	—	—	—
Average Balances:
Assets	$1,792,435	$1,483,500	$1,259,832	$1,060,309	$575,751
Loans (1)	1,440,519	1,187,273	949,808	783,683	443,578
Investments (2)	256,716	196,172	172,367	124,418	66,675
Deposits	1,443,948	1,194,549	1,059,529	892,167	487,318
Borrowings (3)	146,004	133,783	81,859	56,693	29,314
Shareholders’ equity	189,632	144,492	112,707	105,489	56,801
Performance Ratios:
Return on average assets	1.00%	0.83%	0.75%	0.60%	0.39%
Return on average shareholders' equity	9.50%	8.48%	8.36%	6.01%	3.92%
Yield on average interest-earning assets	4.23%	4.32%	4.51%	4.57%	5.02%
Rate on average interest-bearing liabilities	1.02%	0.90%	0.83%	0.84%	1.24%
Net interest spread	3.21%	3.42%	3.68%	3.73%	3.78%
Net interest margin	3.52%	3.74%	3.92%	3.97%	4.14%
Efficiency ratio (4)	63.42%	64.00%	66.59%	64.92%	75.26%
Dividend payout ratio	17.14%	17.39%	14.68%	—%	—%
Capital Ratios:
Total regulatory capital to risk-weighted assets	13.99%	14.86%	13.20%	14.05%	13.77%
Tier 1 capital to risk-weighted assets	11.61%	12.22%	12.14%	12.80%	12.71%
Tier 1 leverage	10.14%	10.67%	10.23%	10.53%	9.97%
Tangible common equity to tangible assets (5)	9.03%	9.95%	8.62%	7.64%	6.97%
Average equity to average assets	10.58%	9.74%	8.95%	9.95%	9.87%

	2016	2015	2014	2013	2012
	($ in thousands, except per share data)
Credit Quality Ratios:
Allowance for loan losses to loans held for investment	0.89%	0.94%	0.87%	1.02%	0.83%
Adjusted allowance for loan losses to total loans held for investment (7)	1.11%	1.30%	1.46%	1.67%	2.09%
Non-performing loans to total loans held for investment	0.46%	1.11%	1.02%	2.48%	2.48%
Non-performing assets to total assets	0.43%	0.86%	0.84%	1.97%	1.92%
Net charge-offs to average loans held for investment	0.18%	0.04%	0.24%	0.32%	0.43%

(1) Includes Loans held for sale at lower of cost or fair value and loans held for investment at amortized cost.
(2) Includes the following categories from the balance sheet: available-for-sale investment securities and restricted stocks.
(3) Includes the following categories from the balance sheet: other borrowings, FHLB advances, and long-term borrowings.
(4) The efficiency ratio is calculated as total non-interest expense (less debt extinguishment costs) divided by the sum of net interest income and total non-interest income (less gain on sale of AFS securities). This non-GAAP financial measure is presented to facilitate an understanding of the Company's performance.

(5) Tangible common equity to tangible assets ratio is a non-GAAP financial measure that is presented to facilitate an understanding of the Company's capital structure. Refer to the reconciliation of tangible common equity to tangible assets ratio in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations".

(6) Adjusted for stock dividends.
(7) This is a non-GAAP financial measure. Credit purchase accounting marks are GAAP marks under purchase accounting guidance. Refer to the reconciliation of GAAP Allowance Ratio to Adjusted Allowance ratio in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations".

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of the Company and it’s operating subsidiaries. This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this report.

Critical Accounting Policies and Estimates
The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP and follow general practices in the U.S. banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements may reflect different estimates, assumptions, and judgments. Certain policies inherently rely to a greater extent on the use of estimates, assumptions, and judgments and as such may have a greater possibility of producing results that could be materially different than originally reported. Management believes the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results:

•	allowance for loan losses;

•	business combinations

•	goodwill and identifiable intangible asset impairment; and,

•	accounting for income taxes.
Allowance for Loan Losses
The allowance for loan and lease losses is an estimate of the probable losses that are inherent in the loan and lease portfolio at the balance sheet date. The allowance is based on the basic principle that a loss be accrued when it is probable that the loss has occurred at the date of the financial statements and the amount of the loss can be reasonably estimated.
Management believes that the allowance is adequate. However, its determination requires significant judgment, and estimates of probable losses in the lending portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions or reductions to the allowance may be necessary based on changes in the loans and comprising the portfolio and changes in the financial condition of borrowers, resulting from changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, and independent consultants engaged by the Company periodically review the loan and lease portfolio and the allowance. Such reviews may result in additional provisions based on their judgments of information available at the time of each examination.
Impaired Loans. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.
The Company’s allowance for loan and lease losses has three basic components: a general allowance (ASC 450 reserves) reflecting historical losses by loan category, as adjusted by several factors whose effects are not reflected in historical loss ratios; specific allowances (ASC 310 reserves) for individually identified loans; and an unallocated component. Each of these components, and the allowance methodology used to establish them, are described in detail in Note 1 of the Notes to the Consolidated Financial Statements included in this report. The amount of the allowance is reviewed monthly by management, and periodically by independent consultants.
General reserve component consists of two parts. The first part covers non-impaired loans and is quantitatively derived from an estimate of credit losses averaged during the preceding twelve quarters, adjusted for various qualitative factors applicable to loan portfolio segments. The estimate of credit losses is the product of the adjusted net charge-off historical loss experience multiplied by the balance of the loan segment. The qualitative environmental factors consist of national, local, and portfolio characteristics and are applied to the loan segments. The following are types of environmental factors management considers:

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

Specific reserve component is established for individually impaired loans. As a practical expedient, for collateral dependent loans, the Company measures impairment based on fair value of the collateral less costs to sell the underlying collateral. For loans on which the Company has not elected to use a practical expedient to measure impairment, the Company will measure impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate. In determining the cash flows to be included in the discount calculation the Company considers the several factors when estimating the probability and severity of potential losses, including borrower’s overall financial condition, resources and payment record, demonstrated or documented support available from guarantors, and adequacy of realizable collateral value in a liquidation scenario.
Unallocated component may be used to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the loan portfolio.
Business Combinations
Business combinations are accounted for under ASC 805, Business Combinations, using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to recognize the assets acquired and liabilities assumed at the acquisition date measured at their fair value as of that date. To determine fair value, the Company utilizes third party valuations, such as appraisals, or internal valuations based on discounted cash flow analysis or other valuation techniques. Under the acquisition method of accounting, the Company will identify the acquirer and the closing date and apply applicable recognition principals and conditions. If they are necessary, to implement its plan to exit an activity of an acquiree, the costs that the Company expects, but is not obligated, to incur in the future are not liabilities at the acquisition date, nor are costs to terminate the employment of or relocate an acquiree’s employee(s). The Company does not recognize these costs as part of applying the acquisition method. Instead, the Company recognizes these costs as expenses in its post-combination financial statements in accordance with other applicable U.S. GAAP.
Acquisition-related costs are costs the Company incurs to effect a business combination. These costs include advisory, legal, accounting, valuation and other professional services. Some other examples of acquisition-related costs to the Company include systems conversions, integration planning consultants and advertising costs. The Company will account for acquisition-related costs as expenses in periods in which the costs are incurred and the services received.
Loans acquired in a business combination are recorded at fair value on the date of acquisition. Loans acquired with deteriorating credit quality are accounted for in accordance with ASC 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorating Credit Quality, and are initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Loans acquired in business combinations with evidence of credit deterioration are not considered to be impaired unless they deteriorate further subsequent to the acquisition. Certain acquired loans, including performing loans and revolving lines of credit, are accounted for in accordance with ASC 310-20, Receivables - Nonrefundable Fees and Other Costs, where the discount is accreted through earnings based on estimated cash flows over the estimated life of the loan.
Goodwill and Identifiable Intangible Assets
The Company follows ASC 350, Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. The Company performs its annual impairment testing in the 4th quarter, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Examples of such events include, but are not limited to, a significant deterioration in future operating results, adverse action by a regulator, or a loss of key personnel. If the fair value is less than book value, an expense may be required to write-down the related goodwill to the proper carrying value. Intangible assets with definite useful lives such as core deposits and customer relationships are amortized over their estimated useful lives to their estimated residual values. These are initially measured at fair value and then are amortized over their useful lives. Determining the fair value requires the Company to use a degree of subjectivity. Intangible assets with definite useful lives are amortized over their estimated useful lives, to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Company’s Consolidated Balance Sheets. Core deposit intangible assets arise when a bank has a stable deposit base comprised of funds associated with long-term customer relationships. The intangible asset value derives from customer relationships that provide a low-cost source of funding. Client list intangible assets arise when a client list is acquired through a business combination and that client list is deemed to be an asset that will provide value over a finite period of time.
Accounting for Income Taxes
The Company accounts for income taxes by recording deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods. The Company’s accounting policy follows the prescribed authoritative guidance that a minimal probability threshold of a tax position must be met before a financial statement benefit is recognized. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in other non-interest expenses in its consolidated statements of income. Assessment of uncertain tax positions requires careful consideration of the technical merits of a position based on management’s analysis of tax regulations and interpretations. Significant judgment may be involved in applying the applicable reporting and accounting requirements.
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

Executive Overview
The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of the Company and its subsidiary. This discussion and analysis should be read in conjunction with Item 8 - “Consolidated Financial Statements and Notes”.
Consolidated net income available to common shareholders was $18.0 million (or $1.37 per diluted common share) for the year ended December 31, 2016. Net income available to common shareholders during 2016 increased $5.8 million, up 47.8% over the $12.2 million (or $1.13 per diluted common share) earned during the year ended December 31, 2015. These results reflect the following:

•
The increase in earnings is primarily attributable to the growth in earning assets of the Bank and mortgage originations. In July 2015, the Company successfully completed the 1st Portfolio Acquisition which added mortgage banking and wealth advisory services and related revenue streams.

•	Return on average assets for the year ended December 31, 2016 was 1.00% compared to 0.83% for the same period last year, and for the prior quarter.

•	Return on average shareholders’ equity for the year ended December 31, 2016 was 9.50% compared to 8.48% for the year ended December 31, 2015.

•
Net interest income after provision for loan losses for the year ended December 31, 2016 increased $7.1 million or 14.0% to $57.5 million compared to $50.4 million for the year ended December 31, 2015. This increase is primarily attributable to growth in earning assets of the Bank.

•
During the year ended December 31, 2016, the Mortgage Company generated $24.4 million in gross revenue on $772.1 million of mortgage production compared to $5.6 million in revenue on $213.4 million of mortgage production in the prior year. In 2016, mortgage production contributed net income of $3.2 million or $0.25 cents per share fully diluted.

•
As of December 31, 2016 and December 31, 2015, total assets were $2.0 billion and $1.7 billion, respectively. Total net loans held for investment increased by $225.2 million (17.4%) from $1.3 billion as of December 31, 2015, to $1.5 billion as of December 31, 2016. This increase is attributable to organic growth from our existing lending team. During the same period, total deposits increased $189.5 million (14.2%) to $1.5 billion. This increase is attributable to core deposit growth.

•
As of December 31, 2016, WashingtonFirst had $8.5 million in non-performing assets, 0.43% of total assets; a decrease of $6.0 million from $14.5 million at December 31, 2015. Allowance for loan losses increased to $13.6 million during the year ended December 31, 2016 increasing $1.3 million compared to December 31, 2015. The increase in the allowance was driven by provisions of $3.9 million partially offset by net charge-offs of $2.6 million.

•	The Company paid its 13th consecutive quarterly dividend of $0.07 on January 3, 2017.

The Company's primary market, the Washington, D.C. metropolitan area (which includes the District of Columbia proper, Northern Virginia and suburban Maryland), has been relatively less impacted by recessionary forces than other parts of the country. The region’s economic strength is due not only to the region’s significant federal presence, but also to strong growth in the business and professional services sector. Private sector growth was attributable in part to a diverse economy including a large health care component, substantial business services, and a highly educated work force. The unemployment rate in the region has remained consistently below the national average for the last several years. Much of this success is due to the region’s highly trained and educated workforce. According to the U.S. Census Bureau, the region is home to six of the top ten most highly educated counties in the nation and six of the top ten most affluent counties, as measured by household income. Collectively, the Company’s market area is more diverse and resilient than many other regions. During much of 2016, the Mid-Atlantic region in which the Company operates continued to show consistent economic improvement. Market interest rates and general conditions remained favorable for all business segments. The Bank experienced healthy loan growth while maintaining strong levels of liquidity, capital and credit quality. The Mortgage Company benefited from favorable interest rates spurring an increase in refinancings.

Acquisition Activities in 2015
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

Results of Operations
The following tables provide information regarding interest-earning assets and funding for the years ended 2016, 2015, and 2014. The balance of non-accruing loans is included in the average balance of loans presented, though the related income is accounted for on a cash basis. Therefore, as the balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly. The increase in average rate on interest-bearing deposit accounts is consistent with general trends in average short-term rates during the periods presented. The upward trend in the average rate on time deposits reflects the maturity of older time deposits and the issuance of new time deposits at higher market rates.

Table M1: Average Balances, Interest Income and Expense and Average Yield and Rates
	For the Year Ended December 31,
	2016			2015			2014
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	($ in thousands)
Assets
Interest-earning assets:
Loans held for sale	$47,598	$1,790	3.76%	$10,596	$401	3.78%	$961	$64	6.66%
Loans held for investment (1)	1,392,921	67,111	4.82%	1,176,677	58,945	5.00%	948,847	51,548	5.43%
Investment securities - taxable	243,578	4,274	1.75%	186,931	3,257	1.74%	163,351	2,886	1.77%
Investment securities - tax-exempt (2)	6,849	149	2.18%	3,088	93	3.01%	4,776	133	3.56%
Other equity securities	6,289	284	4.52%	6,153	257	4.18%	4,240	166	3.92%
Interest-bearing balances	86	1	1.57%	4,239	27	0.64%	14,056	87	0.62%
Federal funds sold	48,110	264	0.55%	55,121	222	0.40%	87,388	235	0.27%
Total interest earning assets	1,745,431	73,873	4.23%	1,442,805	63,202	4.32%	1,223,619	55,119	4.51%
Non-interest earning assets:
Cash and due from banks	3,209			3,795			3,216
Premises and equipment	7,499			6,575			5,932
Other real estate owned	1,609			250			1,026
Other assets (3)	47,291			40,549			34,605
Less: allowance for loan losses	(12,604)			(10,474)			(8,566)
Total non-interest earning assets	47,004			40,695			36,213
Total Assets	$1,792,435			$1,483,500			$1,259,832

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$121,823	$355	0.29%	$106,202	$261	0.25%	$90,759	$193	0.21%
Money market deposit accounts	277,552	1,666	0.60%	229,819	1,129	0.49%	212,373	1,026	0.48%
Savings accounts	207,153	1,469	0.71%	137,010	943	0.69%	124,943	896	0.72%
Time deposits	475,224	5,237	1.10%	411,336	4,098	1.00%	358,982	3,328	0.93%
Total interest-bearing deposits	$1,081,752	8,727	0.81%	884,367	6,431	0.73%	787,057	5,443	0.69%
FHLB advances	106,882	1,583	1.48%	109,967	1,625	1.48%	63,108	1,051	1.67%
Other borrowings and long-term borrowings	39,122	2,161	5.52%	23,816	1,155	4.85%	18,751	725	3.87%
Total interest-bearing liabilities	$1,227,756	12,471	1.02%	1,018,150	9,211	0.90%	868,916	7,219	0.83%
Non-interest-bearing liabilities:
Demand deposits	362,196			310,182			272,472
Other liabilities	12,851			10,676			5,737
Total non-interest-bearing liabilities	375,047			320,858			278,209
Total Liabilities	1,602,803			1,339,008			1,147,125
Shareholders’ Equity	189,632			144,492			112,707
Total Liabilities and Shareholders’ Equity	$1,792,435			$1,483,500			$1,259,832

Interest Spread (4)			3.21%			3.42%			3.68%
Net Interest Margin (2)(5)		$61,402	3.52%		$53,991	3.74%		$47,900	3.92%

(1)	Includes loans placed on non-accrual status.

(2)
Yield and income presented on a fully taxable equivalent (FTE) basis using a federal statutory rate of 35 percent and includes $26 thousand and $19 thousand of FTE income for the year ended December 31, 2016, and December 31, 2015, respectively.

(3)	Includes intangibles, deferred tax asset, accrued interest receivable, bank-owned life insurance and other assets.

(4)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(5)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

The following tables set forth information regarding the changes in the components of the Company’s net interest income for the periods indicated. For each category, information is provided for changes attributable to changes in volume (change in volume multiplied by old rate) and changes in rate (change in rate multiplied by old volume). Combined rate/volume variances, the third element of the calculation, are allocated based on their relative size. The decreases in income due to changes in rate reflect the reset of variable rate investments, variable rate deposit accounts and adjustable rate mortgages to lower rates and the acquisition of new lower yielding investments and loans, as described above. The decrease in expense reflects the decreased cost of funding due to lower interest rates available in the debt markets. The increases due to changes in volume reflect the increase in on-balance sheet assets during the year ended December 31, 2016, and 2015.

Table M2: Changes in Rate and Volume Analysis
	2016 vs. 2015			2015 vs. 2014
	(Decrease)/Increase Due to			(Decrease)/Increase Due to
	Rate	Volume	Total	Rate	Volume	Total
	($ in thousands)
Income from interest-earning assets:
Loans held for sale	$(2)	$1,391	$1,389	$(39)	$376	$337
Loans held for investment	(2,310)	10,476	8,166	(4,226)	11,623	7,397
Investment securities - taxable	19	998	1,017	(76)	447	371
Investment securities - tax exempt	(31)	87	56	(19)	(40)	(59)
Other equity securities	21	6	27	12	79	91
Interest bearing balances	16	(42)	(26)	3	(63)	(60)
Federal funds sold	73	(31)	42	91	(104)	(13)
Total income from interest-earning assets	(2,214)	12,885	10,671	(4,254)	12,318	8,064
Expense from interest-bearing liabilities:
Interest-bearing deposits	756	1,540	2,296	315	673	988
FHLB Advances	—	(42)	(42)	(143)	717	574
Borrowed funds	178	828	1,006	205	225	430
Total expense from interest-bearing liabilities	934	2,326	3,260	377	1,615	1,992
Increase (Decrease) in net interest income	$(3,148)	$10,559	$7,411	$(4,631)	$10,703	$6,072

Interest Earning Assets
Average loan balances were $1.4 billion for the year ended December 31, 2016, compared to $1.2 billion and $948.8 million for 2015 and 2014, respectively. This 18.4% increase over the prior year is attributable primarily to organic growth. The related interest income from loans was $67.1 million for the year ended December 31, 2016 resulting in an average yield of 4.82%, compared to $58.9 million and $51.5 million for 2015 and 2014, resulting in average yields of 5.00% and 5.43%, respectively. The decrease in average yield on loans reflects competitive pressure on loan pricing during the period (including the repricing of adjustable rate loans). Interest rates are established for classes of loans that include variable rates based on the prime rate as reported by The Wall Street Journal or other identifiable bases while others carry fixed rates with terms as long as 30 years. Most variable rate originations include minimum initial rates and/or floors.
Taxable investment securities balances averaged $243.6 million for the year ended December 31, 2016, compared to $186.9 million and $163 million for 2015 and 2014, respectively. Interest income generated on these investment securities for the year ended December 31, 2016 totaled $4.3 million, or a 1.75% yield, compared to $3.3 million or a 1.74% yield and $2.9 million or a 1.77% yield for 2015 and 2014, respectively.
Tax-exempt investment securities balances averaged $6.8 million for the year ended December 31, 2016, compared to $3.1 million and $4.8 million for 2015 and 2014, respectively. Interest income generated on these investment securities for the year ended December 31, 2016 totaled $149.0 thousand, or a 2.18% yield, compared to $93.0 thousand or a 3.01% yield and $133.0 thousand or a yield of 3.56% for 2015 and 2014, respectively. The yield for tax-exempt securities has been presented on a fully taxable equivalent basis.
Other equity securities balances averaged $6.3 million for the year ended December 31, 2016, compared to $6.2 million and $4.2 million for 2015 and 2014, respectively. Interest income generated on these investment securities for the year ended

December 31, 2016 totaled $284.0 thousand, or a 4.52% yield, compared to $257.0 thousand or a 4.18% yield for 2015 and $166.0 thousand or a 3.92% yield for 2014.
Interest-bearing balances averaged $86.0 thousand for the year ended December 31, 2016, compared to $4.2 million for the year ended December 31, 2015. Interest income generated on these balances for the year ended December 31, 2016 totaled $1.0 thousand, or a 1.57% yield, compared to $27.0 thousand or a 0.64% yield for the year ended December 31, 2015.
Short-term investments in federal funds sold averaged $48.1 million for the year ended December 31, 2016, compared to $55.1 million for the year ended December 31, 2015. The decrease in average short-term investments in 2016 is attributable to loan growth out pacing deposit growth. Interest income generated on these assets for the year ended December 31, 2016 totaled $264.0 thousand, or a 0.55% yield, compared to $222.0 thousand, or a 0.40% yield, for the year ended December 31, 2015.
Interest Bearing Liabilities
Average interest-bearing deposits were $1.1 billion for the year ended December 31, 2016 compared to $884.4 million and $787.1 million for 2015 and 2014, respectively. This 22.3% increase in the average interest-bearing deposits in 2016 is the result of organic growth. The related interest expense from interest-bearing deposits was $8.7 million for the year ended December 31, 2016, compared to $6.4 million and $5.4 million for 2015 and 2014, respectively. The average rate on these deposits was 0.81% for the year ended December 31, 2016, compared to 0.73% for 2015 and 0.69% for 2014. This increase in the cost of interest-bearing deposits is attributable to increased competition in the Company’s market, and changes in the mix of interest-bearing deposits. The increase in interest expense is primarily attributable to an increase in the average balance of interest bearing liabilities as well as changes in the mix of deposit funding.
FHLB advances averaged $106.9 million for the year ended December 31, 2016, compared to $110.0 million and $63.1 million for 2015 and 2014, respectively. Interest expense incurred on these borrowings for year ended December 31, 2016, totaled $1.6 million, or a 1.48% rate, compared to $1.6 million, or a 1.48% rate, for 2015 and $1.1 million, or a 1.67% rate, for 2014. In late June 2016, the Company prepaid a long-term FHLB advance as part of management’s efforts to delever the balance sheet. This $25.0 million advance had a coupon rate of 3.99% but an effective cost of 2.04% after considering the purchase accounting mark on the instrument. In August 2016, the Company prepaid an additional $10.0 million advance.
Other borrowings and long-term liabilities averaged $39.1 million for the year ended December 31, 2016, compared to $23.8 million for 2015 and $18.8 million for 2014. Interest expense incurred on these borrowing for the year ended December 31, 2016, totaled $2.2 million, or a 5.52% rate, compared to $1.2 million, or a 4.85% rate for 2015 and $0.7 million or a 3.87% rate for 2014.
The Company’s net interest margin includes the benefit of acquisition accounting fair value adjustments (purchase marks). Net accretion related to acquisition accounting totaled $1.0 million for the year ended December 31, 2016. Borrowings accretion ceased after the FHLB advance with a purchase accounting mark was prepaid during the June 2016 deleveraging strategy mentioned earlier. Actual accretion results presented are augmented by prepayments of loans, whereas future projections of accretion are based solely on the contractual maturity of loans and do not include estimated accretion related to prepayment of loans. The actual 2016 and remaining estimated net accretion impact are reflected in the following table.

Table M3: Purchase Accounting Accretion Analysis
	Loan Accretion	Borrowings Accretion (Amortization)	Total
	($ in thousands)
For the years ending:
2016 (1)	1,004	93	1,097
2017	309	(139)	170
2018	313	(139)	174
2019	312	(139)	173
2020	295	(139)	156
2021	269	(139)	130
Thereafter	2,446	(1,594)	852
(1) The remaining purchase mark on an acquired FHLB advance totaling $2.3 million was accelerated upon early prepayment and moved from the margin to the debt extinguishment line item in order to net with the prepayment penalty incurred during the second quarter of 2016.

Non-Interest Income
For the year ended December 31, 2016, non-interest income was $27.5 million, compared to $7.9 million and $2.0 million for 2015 and 2014, respectively. This $19.6 million increase over the year ended December 31, 2015 is primarily attributable to the 1st Portfolio Acquisition in July 2015. Gains on the sale of available-for-sale investment securities totaled $1.3 million for the year ended December 31, 2016, compared to $10.0 thousand and $166.0 thousand for 2015 and 2014, respectively. The increase of $1.3 million over the year ended December 31, 2015 is primarily attributable to a deleveraging strategy implemented in June 2016 and, to a lesser extent, in July 2016. The aforementioned deleveraging strategy sought to prepay two long-term FHLB advances, one of which had been acquired during prior acquisitions, with the sale of securities in gain positions to substantially offset the cost of prepayment penalties incurred during the termination of the two FHLB advances. The net effect was to reduce average assets with minimal impact to earnings.
The Mortgage Company realized gains on the sale of loans of $18.3 million for the year ended December 31, 2016, compared to $4.6 million and $0.4 million for 2015 and 2014, respectively. During the year ended December 31, 2016, 61.6% of the mortgage loan volume was for purchase money mortgage loans, whereas only 54.8% and 64.4% of the mortgage volume for 2015 and 2014, respectively, was for purchase money loans. Additional fee income of $4.3 million was generated by the mortgage subsidiary for the year ended December 31, 2016. Gains realized through July 31, 2015, are related to the Bank’s legacy mortgage division which was combined with the Mortgage Company in August 2015 after the 1st Portfolio Acquisition. The mortgage subsidiary closed on a record volume of loans during the year ended December 31, 2016, compared to any prior comparable period in its history. Mortgage origination volume for the year ended December 31, 2016, was $772.1 million, compared to $213.4 million for the prior year. Mortgage operations tend to be subject to seasonality with higher levels of volume seen during the second and third quarters annually.
The Wealth Management segment generated $1.8 million in revenue for the year ended December 31, 2016. Prior to July 2015, no such income was generated. The Wealth Management segment generated $693.0 thousand in revenue for year ended December 31, 2015. Assets under management grew to $297.4 million as of December 31, 2016, at the wealth management subsidiary, compared to $226.7 million as of December 31, 2015.
Non-Interest Expense
For the year ended December 31, 2016, non-interest expense was $56.9 million, compared to $39.6 million and $33.1 million for 2015 and 2014, respectively. The increase of $17.3 million over the year ended December 31, 2015 is primarily attributable to the acquisition of 1st Portfolio in July 2015. Compensation and employee benefits were $35.2 million, $23.1 million, and $18.1 million for the year ended December 31, 2016, 2015, and 2014, respectively. This $12.1 million increase over the year ended December 31, 2015 is primarily attributable to mortgage loan officer commissions, increase in staff levels stemming from the 1st Portfolio Acquisition, and organic growth in the banking segment. Increases in premises and equipment expense is primarily due to an increase in rent expense associated with the addition of two new branches during the first quarter of 2016, as well as 1st Portfolio’s two office locations. Increases in data processing expense is primarily attributable to increased core processing costs given the Bank’s growth and enhancements to network infrastructure. During the year ended December 31, 2016, as part of the deleveraging strategy outlined earlier, the Company prepaid two long-term FHLB advances and incurred debt extinguishment costs of $1.3 million, respectively. No such costs were incurred during the year ended December 31, 2015 or prior.
Gain on sale of loans is highly correlated with salaries and employee benefits at the mortgage subsidiary due to commissions paid to loan officers. Salaries and employee benefits totaled $15.0 million for year ended December 31, 2016, compared to$3.7 million for 2015, at the mortgage segment. Of those amounts, $8.8 million and $2.0 million were related to variable commission and bonus costs for the year ended December 31, 2016, and 2015, respectively. Other expenses at the mortgage segment totaled $3.3 million and $0.8 million for the year ended December 31, 2016, and 2015, respectively. Of those amounts, $1.3 million and $0.3 million, respectively, were variable and based upon mortgage volume. These mortgage variable costs are primarily made up of appraisal, verification and credit reporting costs incurred upfront; as well as closing expenses, investor fees, and quality control costs incurred during and after loan closing.
Changes in other operating expenses are outlined in the following table.

Table M4: Consolidated Statement of Operations - Other Operating Expenses Detail
	For the Year Ended December 31,
	2016	2015	2014
	($ in thousands)
Other real estate owned expenses	$319	$21	$391
Business and franchise tax	1,358	1,005	824
Advertising and promotional expenses	1,070	801	665
FDIC premiums	1,002	862	866
Postage, printing and supplies	216	179	213
Directors' fees	415	362	289
Insurance	224	217	114
Amortization of intangibles	269	213	158
Other	1,327	892	994
Other expenses	$6,200	$4,552	$4,514

Provision for Income Taxes
Provision for income taxes were $10.1 million for year ended December 31, 2016, compared to $6.5 million and $4.4 million for 2015 and 2014, respectively, resulting in effective tax rates of 36.0%, 34.5%, and 31.6%, respectively.

Financial Condition
Total assets were $2.0 billion as of December 31, 2016, compared to $1.7 billion as of December 31, 2015. This 19.6% increase is primarily attributable to the Bank’s organic growth. As of December 31, 2016, the Company had $97.4 million of cash and cash equivalents, compared to $62.8 million as of December 31, 2015. As of December 31, 2016, the Company had $280.2 million of investment securities, compared to $220.1 million as of December 31, 2015.
Total loans held for investment, net, increased $225.2 million (17.4%) from $1.3 billion as of December 31, 2015, to $1.5 billion as of December 31, 2016. This increase is attributable to organic loan growth in our core market.
Total deposits increased $189.5 million (14.2%) from $1.3 billion as of December 31, 2015 to $1.5 billion as of December 31, 2016. This increase is attributable to a $77.5 million growth in non-interest demand deposit account balances, a $27.0 million growth in transactional accounts, and a $85.0 million increase in time deposits.
Total shareholders’ equity increased $14.1 million (7.9%) from $178.6 million as of December 31, 2015 to $192.7 million as of December 31, 2016. The increase in total shareholders’ equity during that period is attributable to net income of $18.0 million, stock option exercises of $837.0 thousand, less year to date cash dividends declared of $3.1 million, offset by a $2.5 million decrease in accumulated other comprehensive income as a result of the change in fair value of the available-for-sale investment portfolio.

Investment Securities - Available-for-sale
The Company actively manages its portfolio duration and composition in response to changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are pledged as collateral for certain borrowing transactions, public funds and repurchase agreements. The total fair value of the amount of the investment securities accounted for under available-for-sale accounting was $280.2 million as of December 31, 2016, compared to $220.1 million as of December 31, 2015. The increase is primarily attributable to additional purchases of investment securities. For reporting purposes, management includes Small Business Administration debentures within the mortgage backed securities subtotal due to similar cash flow characteristics.

Table M5: Available-for-Sale Investment Securities Summary
	As of December 31,
	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent
	($ in thousands)
U.S. Treasuries	$8,078	2.9%	$9,618	4.4%	$3,014	1.8%
U.S. Government agencies	98,476	35.2%	96,016	43.6%	51,864	31.1%
Mortgage-backed securities	68,951	24.6%	58,876	26.7%	50,792	30.5%
Collateralized mortgage obligations	78,818	28.1%	40,398	18.4%	44,815	26.9%
Taxable state and municipal securities	11,292	4.0%	10,853	4.9%	12,754	7.7%
Tax-exempt state and municipal securities	14,589	5.2%	4,352	2.0%	3,269	2.0%
Total available-for-sale investment securities	$280,204	100.0%	$220,113	100.0%	$166,508	100.0%

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

Table M6: Available-for-Sale Investment Securities Contractual Maturity
	December 31, 2016
	Amortized Cost	Fair Value	Weighted-Average Yield
	($ in thousands)
Due within one year	$6,856	$6,876	1.49%
Due after one year through five years	100,102	99,693	1.78%
Due after five years through ten years	45,828	44,419	1.92%
Due after ten years	131,486	129,216	1.91%
Total available-for-sale investment securities	$284,272	$280,204	1.88%

Loans Held for Sale
Loans in this category are originated by the Mortgage Company and comprised of residential mortgage loans extended to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loans. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans and servicing are sold concurrently. The LHFS are closed in the name of the Mortgage Company and carried on our books until the loan is delivered to and purchased by an investor, generally within fifteen to forty-five days. The Mortgage Company releases all servicing rights to the investors.
The Mortgage Company was acquired in July 2015. See Note 3 - Acquisition Activities for further details. As of December 31, 2016, loans held for sale totaled $32.1 million. The amount of loans held for sale outstanding at the end of any given month fluctuates with the volume of loans closed during the month and the timing of loans purchased by investors. During the year ended December 31, 2016, the mortgage subsidiary originated $772.1 million of total loan volume.
Loans Held for Investment
In its lending activities, the Company seeks to develop relationships with clients whose business and individual banking needs will grow with the Company. The Company has made significant efforts to be responsive to the lending needs in the markets served, while maintaining sound asset quality and credit practices. The Company extends credit to construction and development, residential real estate, commercial real estate, commercial and industrial and consumer borrowers in the normal course of business. The gross loans held for investment portfolio totaled $1.53 billion as of December 31, 2016, an increase of $226.4 million (17.3%) from the December 31, 2015, balance of $1.31 billion.

Table M7: Loans Held for Investment Portfolio
	As of December 31,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	($ in thousands)
Construction and development	$288,193	18.8%	$249,433	19.1%	$156,241	14.7%	$97,324	11.6%	$91,586	12.2%
Commercial real estate - owner occupied	231,414	15.1%	232,572	17.8%	210,910	19.8%	146,470	17.5%	145,568	19.3%
Commercial real estate - non-owner occupied	557,846	36.4%	424,538	32.5%	439,141	41.2%	375,290	44.8%	262,791	34.9%
Residential real estate	287,250	18.6%	241,395	18.5%	122,306	11.5%	95,428	11.4%	126,394	16.8%
Real estate loans	1,364,703	88.9%	1,147,938	87.9%	928,598	87.2%	714,512	85.3%	626,339	83.2%
Commercial and industrial	165,172	10.8%	153,860	11.8%	127,084	11.9%	120,833	14.4%	124,670	16.5%
Consumer	4,668	0.3%	6,285	0.5%	9,376	0.9%	2,775	0.3%	2,346	0.3%
Total loans held for investment	$1,534,543	100.0%	$1,308,083	100.2%	$1,065,058	100.0%	$838,120	100.0%	$753,355	100.0%
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
Loans secured by various types of real estate, which include construction and development loans, commercial real estate loans, and residential real estate loans, constitute the largest portion of total loans. Of that portion, commercial real estate loans represent the largest dollar exposure. Substantially all of these loans are secured by properties in the greater Washington, D.C. metropolitan area with the heaviest concentration in Northern Virginia. Risk is managed through diversification by sub-market, property type, and loan size, and by seeking loans with multiple sources of repayment. The average outstanding loan balance in this portfolio is $0.7 million as of December 31, 2016.
Construction and development loans represented 18.8% and 19.1% of the total loan portfolio as of December 31, 2016 and December 31, 2015, respectively. New originations in this category are being underwritten in the context of current market conditions and are particularly focused in sub-markets which the Company believes to be relatively strong as compared to other markets in the region. Legacy loans, particularly in the land and speculative construction portion of this portfolio, have been largely converted to amortizing loans with regular principal and interest payments. The Company expects any future reductions in its land and speculative construction exposure to be partially offset by increases in residential construction activities as market conditions improve.
Secured residential real estate loans represented 18.7% and 18.5% of total loans as of December 31, 2016 and December 31, 2015, respectively. In general, loans in these categories represent loans underwritten to customers who had or established a deposit relationship with the respective bank at the time the loan was originated. Management believes that its underwriting criteria reflect current market conditions.

The contractual maturity ranges or repricing schedules, as appropriate, of the loans in the Bank’s loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2016, are summarized in the following table:

Table M8: Loan Portfolio Maturity Schedule
	As of December 31, 2016
	One Year or Less	One to Five Years	Over Five Years	Total
	($ in thousands)
Construction and development	$181,696	$67,700	$38,797	$288,193
Commercial real estate - owner occupied	22,751	43,279	165,384	231,414
Commercial real estate - non-owner occupied	58,668	220,546	278,632	557,846
Residential real estate	49,007	65,435	172,808	287,250
Commercial and industrial	73,036	69,320	22,816	165,172
Consumer	2,212	1,342	1,114	4,668
Total loans	$387,370	$467,622	$679,551	$1,534,543

Loans with a predetermined interest rate	$81,299	$294,800	$119,672	$495,771
Loans with a floating or adjustable interest rate	306,071	172,822	559,879	1,038,772
Total loans	$387,370	$467,622	$679,551	$1,534,543

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
When payments are 90 days or more in arrears, or when it is no longer prudent to recognize current interest income on a loan, management classifies the loan as non-accrual. From time to time, a loan may be past due 90 days or more but is well secured and in the process of collection and thus warrants remaining on accrual status. Non-accrual loans decreased from $10.2 million as of December 31, 2015 to $5.7 million as of December 31, 2016. There were $2.0 thousand loans past due more than 90 days that were still accruing as of December 31, 2016, and $28.0 thousand in loans past due more than 90 days that were still accruing as of December 31, 2015.
Allowance for Loan Losses
The methodology used by the Company to determine the level of its allowance for loan losses is described in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Allowance for Loan Losses.”
The allowance for loan losses was $13.6 million as of 2016, or approximately 0.89% of outstanding loans held for investment, compared to $12.3 million or approximately 0.94% of outstanding loans held for investment as of December 31, 2015.
As of December 31, 2016, the Company has allocated $1.3 million for specific loans evaluated individually for impairment. For the year ended 2016, the Company recorded $3.9 million in provisions for loan losses, $2.8 million in charge-offs, and $169.0 thousand in recoveries, compared to $3.6 million in provision for loans losses, $0.7 million in charge-offs and $158.0 thousand in recoveries for the year ended December 31, 2015.
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

Table M9: Analysis of the Allowance for Loan Losses
	For the Year Ended December 31,
	2016	2015	2014	2013	2012
	($ in thousands)
Balance at beginning of period	$12,289	$9,257	$8,534	$6,260	$4,932
Provision for loan losses	3,880	3,550	3,005	4,755	3,225
Charge-offs:
Construction and development	(31)	—	(100)	—	(508)
Commercial real estate - owner occupied	(299)	(128)	(476)	(107)	—
Commercial real estate - non-owner occupied	(636)	(10)	(462)	(2)	(694)
Residential real estate	(65)	(143)	(715)	(817)	(232)
Commercial and industrial	(1,554)	(224)	(618)	(2,077)	(647)
Consumer loans	(171)	(171)	(232)	(1)	(5)
Total charge-offs	(2,756)	(676)	(2,603)	(3,004)	(2,086)
Recoveries:
Construction and development	2	—	—	74	19
Commercial real estate - owner occupied	20	1	1	—	—
Commercial real estate - non-owner occupied	—	—	101	234	138
Residential real estate	60	117	197	42	32
Commercial and industrial	83	35	18	164	—
Consumer	4	5	4	9	—
Total recoveries	169	158	321	523	189
Net recoveries/(charge-offs)	(2,587)	(518)	(2,282)	(2,481)	(1,897)
Balance at end of period	$13,582	$12,289	$9,257	$8,534	$6,260

Allowance for loan losses to total loans held for investment	0.89%	0.94%	0.87%	1.02%	0.83%
Adjusted allowance for loan losses to total loans held for investment (1)	1.11%	1.30%	1.46%	1.67%	2.09%
Allowance for loan losses to non-accrual loans	236.37%	120.47%	106.48%	56.57%	40.09%
Allowance for loan losses to non-performing assets	159.10%	84.76%	82.61%	38.33%	28.39%
Non-performing assets to total assets	0.43%	0.86%	0.84%	1.97%	1.92%
Net charge-offs to average loans held for investment	0.18%	0.04%	0.24%	0.32%	0.43%
(1) This is a non-GAAP financial measure. Refer to the table below outlining the reconciliation of GAAP Allowance Ratio to Adjusted Allowance Ratio.

Of the Bank’s $1.5 billion in gross loans outstanding as of December 31, 2016, approximately $55.5 million or 3.6% were recorded on the books at fair value in connection with the acquisition of Alliance and the Millennium Transaction and have an aggregate discount on the books of $3.9 million as of December 31, 2016. This discount is a net amount consisting of credit-related mark-downs of $3.5 million, yield-related mark-downs of $1.0 million and yield-related mark-ups of $0.6 million.
The adjustment required to reconcile allowance for loan losses with the Company’s adjusted allowance for loan losses and adjusted allowance for loan losses to total loans ratios is the addition of the credit purchase accounting marks on purchased loans in the portfolio. In acquisition accounting, there is no carryover of previously established allowance for loan losses, as acquired loans are recorded at fair value. Loans that were acquired under the purchase accounting method are carried at book value with certain accounting marks set up on them at the time of purchase in order to adjust the acquired loans to fair value. These accounting marks can be pricing marks or credit marks. Pricing marks account for the difference in current interest rates and the interest rate on the loan being acquired, and may be either positive or negative. Credit marks may only be negative and are similar to an allowance for loans losses based on credit quality. Therefore, in determining the adjusted allowance for loan losses and related ratio, the credit mark component is added to the allowance for loan losses and to the total loans held for investment. Below is a reconciliation of the allowance for loan losses and related ratios to the adjusted allowance for loan losses and related ratios as of December 31, 2016, and December 31, 2015:

Table M10: Reconciliation of GAAP Allowance Ratio to Adjusted Allowance Ratio (1)
	For the Year Ended December 31,
	2016	2015	2014	2013	2012
	($ in thousands)
GAAP allowance for loan losses	$13,582	$12,289	$9,257	$8,534	$6,260
GAAP loans held for investment, at amortized cost	1,534,543	1,308,083	1,065,058	838,120	753,355

GAAP allowance for loan losses to total loans held for investment	0.89%	0.94%	0.87%	1.02%	0.83%

GAAP allowance for loan losses	$13,582	$12,289	$9,257	$8,534	$6,260
Plus: Credit purchase accounting marks	3,537	4,721	6,336	6,716	9,700
Adjusted allowance for loan losses	$17,119	$17,010	$15,593	$15,250	$15,960

GAAP loans held for investment, at amortized cost	$1,534,543	$1,308,083	$1,065,058	$838,120	$753,355
Plus: Credit purchase accounting marks	3,537	4,721	6,336	6,716	9,700
Adjusted loans held for investment, at amortized cost	$1,538,080	$1,312,804	$1,071,394	$844,836	$763,055

Adjusted allowance for loan losses to total loans held for investment	1.11%	1.30%	1.46%	1.81%	2.09%
(1) This is a non-GAAP financial measure. Credit purchase accounting marks are GAAP marks under purchase accounting guidance.
Non-performing Assets
As of December 31, 2016, the Company had $8.5 million of non-performing assets compared to $14.5 million as of December 31, 2015, a decrease of $6.0 million. The ratio of non-performing assets to total assets decreased 43 basis points to 0.43% as of December 31, 2016, from 0.86% as of December 31, 2015.

Table M11: Non-Performing Assets
	As of December 31,
	2016	2015	2014	2013	2012
	($ in thousands)
Non-accrual loans	$5,746	$10,201	$8,694	$15,087	$15,615
90+ days still accruing	2	28	—	—	—
Troubled debt restructurings still accruing	1,361	4,269	2,151	5,715	3,036
Asset-backed security	—	—	—	—	106
Other real estate owned	1,428	—	361	1,463	3,294
Total non-performing assets	$8,537	$14,498	$11,206	$22,265	$22,051
Non-performing assets to total assets	0.43%	0.86%	0.84%	1.97%	1.92%

Non-accrual loans were $5.7 million as of December 31, 2016, compared to $10.2 million as of December 31, 2015. The $5.7 million non-accrual loan balance consists primarily of loans secured by commercial real estate. The change in non-accrual loans is primarily attributable to the foreclosure on three borrowers, with the properties moving into OREO during the year ended December 31, 2016. Specific reserves for impaired loans were $1.3 million and $2.5 million, respectively, as of December 31, 2016 and December 31, 2015.

As of December 31, 2016, OREO was $1.4 million compared to none as of December 31, 2015, respectively. During the year ended December 31, 2016, the Bank acquired seven OREO properties with a fair value of $2.3 million through foreclosure and sold two properties totaling $678.9 thousand.

Table M12: Changes in Other Real Estate Owned
	For the Year Ended December 31,
	2016	2015	2014
	($ in thousands)
Balance at beginning of period	$—	$361	$1,463
Properties acquired at foreclosure	2,255	90	360
Sales of foreclosed properties	(668)	(451)	(1,130)
Write downs	(159)	—	(332)
Balance at end of period	$1,428	$—	$361

Restricted Stock
The Bank’s securities portfolio contains restricted stock investments that are required to be held as part of its banking operations. As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to 4.25% of aggregate outstanding advances in addition to the membership stock requirement of 0.09% of total assets as of December 31, 2016 (subject to a cap of $15.0 million). Unlike other types of stock, FHLB stock and the stock of correspondent banks is acquired primarily for the right to receive advances and loan participations rather than for the purpose of maximizing dividends or stock growth. No readily available market exists for the FHLB and correspondent bank stock, and they have no quoted market value. Restricted stock, such as FHLB and correspondent bank stock, is carried at cost. FHLB stock pays a quarterly dividend. For the year ended December 31, 2016, FHLB stock dividend yield was 4.79% as compared to 4.44% for the prior year.

Table M13: Composition of Restricted Stocks
	As of December 31,
	2016	2015	2014
	($ in thousands)
FHLB stock	$11,370	$5,772	$4,869
ACBB	100	100	100
CBB	256	256	256
Total other equity securities	$11,726	$6,128	$5,225

Deposits
The Bank seeks deposits within its market area by offering high-quality customer service, using technology to deliver deposit services effectively and paying competitive interest rates.
As of December 31, 2016, the deposit portfolio totaled $1.5 billion, comprised of $381.9 million of non-interest bearing deposits and $1.1 billion of interest bearing deposits. Total deposits increased $189.5 million (14.2%) from $1.3 billion as of December 31, 2015 to $1.5 billion as of December 31, 2016. As of December 31, 2015, the deposit portfolio totaled $1.3 billion, which was composed of $304.4 million of non-interest bearing deposits and $1.0 billion of interest bearing deposits.
The average balance of interest bearing deposits was $1.1 billion for the year ended December 31, 2016, compared to $884.4 million and $787.1 million for 2015 and 2014, respectively. The increase in the average interest-bearing deposits in 2016 and 2015 is the result of organic growth. The related interest expense from interest-bearing deposits was $8.7 million for the year ended December 31, 2016, compared to $6.4 million and $5.4 million for 2015 and 2014, respectively. The average rate on these deposits was 0.81%, 0.73%, and 0.69% for 2016, 2015 and 2014 respectively. The increase in interest expense is primarily attributable to an increase in the average balance of interest bearing liabilities as well as changes in the mix of deposit funding.
Average non-interest bearing deposits were $362.2 million for the year ended December 31, 2016, compared to $310.2 million and $272.5 million for 2015 and 2014, respectively. The increase in the average non-interest-bearing deposits in 2016 and 2015 is the result of organic growth.

A significant component of the Bank’s deposit portfolio is related to title companies, predominantly held in non-interest bearing transaction accounts. Balances with these relationships tends to fluctuate on a seasonal cycle with lows in the 1st and 4th quarters, and highs in the 2nd and 3rd quarters. For the year ended December 31, 2016, average title company balances were $168.1 million compared to $131.6 million for the prior year.

Table M14: Certificates of Deposit by Maturity
	As of December 31, 2016
	Under $100,000	$100,000 through $250,000	Over $250,000	Total
	($ in thousands)
Three months or less	$9,964	$73,655	$18,996	$102,615
Three through six months	14,234	45,200	34,114	93,548
Six through twelve months	19,449	79,979	55,261	154,689
Over twelve months	33,632	109,982	30,695	174,309
Total certificates of deposit	$77,279	$308,816	$139,066	$525,161

Other Borrowings
Other borrowings consist of customer repurchase agreements and overnight borrowings from correspondent banks. As of December 31, 2016 and 2015, the Company had no outstanding overnight borrowings from correspondent banks. Customer repurchase agreements are standard commercial bank transactions and involve a Bank customer rather than a wholesale bank or broker. This product is an accommodation to commercial customers and individuals that require safety for their funds beyond the FDIC deposit insurance limits. Management believes this product offers it a stable source of financing at a reasonable market rate of interest and is continuing the program. As of December 31, 2016, the Company had $5.9 million of customer repurchase agreements with an average rate of 0.05%, compared to $6.9 million at 0.05% as of December 31, 2015. As of December 31, 2016, the Company was in compliance with all debt agreements and/or debt covenants.
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

Table M15: Composition of FHLB Advances
	As of December 31,
	2016	2015	2014
	($ in thousands)
FHLB advances	$232,097	$107,579	$83,054
FHLB purchase accounting mark	—	2,508	2,993
FHLB total	$232,097	$110,087	$86,047
Weighted average outstanding effective interest rate	1.12%	1.62%	1.58%

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
In August 2016, the Bank prepaid a long-term FHLB advance that was entered into during late 2015. This $10.0 million advance had a coupon rate of 1.67% and a final maturity of August 15, 2019 . The cost to terminate the debt instrument was $155.0 thousand.

Table M16: FHLB Advances Average Balances
	For the Year Ended December 31,
	2016	2015	2014
	($ in thousands)
Average FHLB advances during the period	$106,882	$109,967	$63,108
Average effective interest rate paid during the period	1.48%	1.48%	1.67%
Maximum month-end balance outstanding	$232,097	$127,696	$101,169
As of December 31, 2016, the Company was in compliance with all debt agreements and/or debt covenants.

Long-term Borrowings

Table M17: Long-term Borrowings Detail
	As of December 31,
	2016	2015	2014
	($ in thousands)
Subordinated debt	$25,000	$25,000	2,281
Less: debt issuance costs	(385)	—	—
Trust preferred capital notes	10,310	10,310	7,746
Trust preferred capital notes purchase accounting mark	(2,287)	(2,426)	—
Long-term borrowings	$32,638	$32,884	$10,027

On October 5, 2015, the Company issued $25.0 million in subordinated debt (the “Company Subordinated Debt”). The Company Subordinated Debt has a maturity of ten (10) years with a five year no-call provision, maturing in full on October 15, 2025, and carries a 6.00% fixed rate coupon, payable quarterly, subject to reset after five years at 3-month LIBOR plus 467 basis points. As of December 31, 2016, the entire amount of Company Subordinated Debt is considered Tier 2 Capital. As of December 31, 2015, and December 31, 2014, there was $483.0 thousand and $0 of debt issuance costs carried in other assets, respectively.
On June 30, 2003, Alliance invested $310.0 thousand as common equity into a wholly-owned Delaware statutory business trust (the “Trust”). Simultaneously, the Trust privately issued $10.0 million face amount of thirty-year floating rate trust preferred capital securities (the “Trust Preferred Capital Notes”) in a pooled trust preferred capital securities offering. The Trust used the offering proceeds, plus the equity, to purchase $10.3 million principal amount of Alliances’ floating rate junior subordinated debentures due 2033 (the “Subordinated Debentures”). The Trust Preferred Capital Notes are callable at any time without penalty. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate as of December 31, 2016, and December 31, 2015, was 4.11% and 3.66%, respectively. The Trust Preferred Capital Notes are guaranteed by the Company on a subordinated basis, and were recorded on the Company’s books at the time of the Alliance acquisition at a discounted amount of $7.5 million, which was the fair value of the instruments at the time of the acquisition. The $2.5 million discount is being expensed monthly over the life of the obligation.
Under the indenture governing the Trust Preferred Capital Notes, the Company has the right to defer payments of interest for up to twenty consecutive quarterly periods. The interest deferred under the indenture compounds quarterly at the interest rate then in effect. the Company is not currently deferring the interest payments.
Under current regulatory guidelines, the Trust Preferred Capital Notes may constitute no more than 25% of total Tier 1 Capital. Any amount not eligible to be counted as Tier 1 Capital is considered to be Tier 2 Capital. As of December 31, 2016, and December 31, 2015, the entire amount of Trust Preferred Capital Notes was considered Tier 1 Capital. As of December 31, 2016, the Company was in compliance with all debt agreements and/or debt covenants.

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
As of December 31, 2016 and December 31, 2015, the Bank had $107.2 million and $100.1 million, respectively, of capital in excess of the amount needed to meet the regulatory minimum Tier 1 leverage ratio required to be considered “well capitalized.”
The Company elected to participate in the SBLF program, and on August 4, 2011, the Company issued and sold to the U.S. Treasury 17,796 shares of Series D Preferred Stock for an aggregate purchase price of $17.8 million in cash. In 2015, the Bank redeemed its remaining balance of $13.3 million.
Total shareholders’ equity increased $14.1 million (7.9%) from $178.6 million as of December 31, 2015, to $192.7 million as of December 31, 2016. The increase in total shareholders’ equity during that period is attributable to net income of $18.0 million, stock option exercises of $837.0 thousand, less year to date cash dividends declared of $3.1 million, and a $2.5 million increase in accumulated other comprehensive loss as a result of the change in fair value of it available-for-sale investment portfolio.

Table M18: Capital Categories and Ratio Components
	December 31, 2016	December 31, 2015	December 31, 2014
	($ in thousands)
Tier 1 Capital:
Common stock	$128	$121	$95
Capital surplus	177,924	160,861	112,887
Accumulated earnings	17,187	17,740	7,775
Less: disallowed assets	(13,218)	(13,933)	(6,894)
Total Common Equity Tier 1 Capital	182,021	164,789	113,863

Add: Preferred Stock			13,347
Add: Trust preferred	8,023	7,884	7,746
Less: Additional tier 1 capital deductions	552	—	—
Total Tier 1 Capital	189,492	172,673	134,956

Tier 2 Capital:
Qualifying allowance for loan losses	13,891	12,289	9,257
Qualifying subordinated debt	25,000	25,000	2,500
Total Tier 2 Capital	38,891	37,289	11,757

Total risk-based capital	$228,383	$209,962	$146,713
Risk weighted assets	$1,632,651	$1,412,771	$1,111,426
Qualifying quarterly average assets	$1,867,961	$1,618,250	$1,319,030

Table M19: Capital Ratios and Regulatory Requirements Summary
	December 31, 2016	December 31, 2015	December 31, 2014	To Be Well Capitalized Under Prompt Corrective Action Provisions	For Minimum Capital Adequacy Requirements

Capital Ratios:
Total risk-based capital ratio	13.99%	14.86%	13.20%	10.00%	8.00%
Tier 1 risk-based capital ratio	11.61%	12.22%	12.14%	8.00%	6.00%
CET 1 risk-based capital ratio	11.15%	11.66%	n/a	6.50%	4.50%
Tier 1 leverage ratio	10.14%	10.67%	10.23%	5.00%	4.00%

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

Table M20: Reconciliation of Tangible Common Equity to Tangible Assets Ratio (1)
	December 31, 2016	December 31, 2015	December 31, 2014
	($ in thousands)
Tangible Common Equity:
Common Stock Voting	$109	$103	$77
Common Stock Non-Voting	19	18	18
Additional paid-in capital - common	177,924	160,861	112,887
Accumulated earnings	17,187	17,740	7,775
Accumulated other comprehensive income/(loss)	(2,579)	(127)	434
Total Common Equity	192,660	178,595	121,191

Less Intangibles:
Goodwill	11,420	11,431	6,240
Identifiable intangibles	1,619	1,888	654
Total Intangibles	13,039	13,319	6,894

Tangible Common Equity	179,621	165,276	114,297

Tangible Assets:
Total Assets	2,002,911	1,674,466	1,333,390

Less Intangibles:
Goodwill	11,420	11,431	6,240
Identifiable intangibles	1,619	1,888	654
Total Intangibles	13,039	13,319	6,894

Tangible Assets	$1,989,872	$1,661,147	$1,326,496

Tangible Common Equity to Tangible Assets	9.03%	9.95%	8.62%
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
Cash and cash equivalents and investment securities available for sale comprised 18.9% of total assets as of December 31, 2016, compared to 16.9% as of December 31, 2015. Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary. The Bank maintains $127.0 million in unsecured lines of credit with a variety of correspondent banks. As of December 31, 2016, there were no outstanding balances on these lines of credit. The Bank also maintains a secured line of credit with the FHLB up to 25% of total assets or $500.7 million as of December 31, 2016 based on available collateral. As of December 31, 2016, the Bank’s borrowing capacity was $478.0 million of which $232.1 million was outstanding. The Company maintains a $5.0 million unsecured line of credit with a correspondent bank.
Community banks may also acquire funding from brokers through a nationally recognized network of financial institutions. The Bank may utilize such funding when rates are more favorable than other comparable sources of funding. As of December 31, 2016, the Bank had no brokered funds.
As of December 31, 2016, loans held for investment, loans held for sale, and investments that mature within one year totaled $426.4 million or 21.3% of total assets.

Concentrations
Substantially all of the Company’s loans, commitments and standby letters of credit have been granted to customers located in the greater Washington, D.C. metropolitan area. The Company’s overall business includes a significant focus on commercial and residential real estate activities. As of December 31, 2016, commercial real estate loans were 51.4% of the total loan portfolio, construction and development loans were 18.8% of the total loan portfolio and residential real estate loans were 18.7% of the total loan portfolio.
The banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. As of December 31, 2016, the Bank’s total reported loans for construction, land development, and other land acquisitions represented 134.3% of total bank risk based capital, and its total commercial real estate loans, loans for construction, land development, and other land acquisitions represented 502.3% of total bank risk based capital.
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
The board of directors has established interest rate risk limits in its ALCO policy for static gap analysis and both NII and EVE. The Company engages an outside consulting firm to assist in modeling its short-term and long-term interest rate risk profile. On a periodic basis, management reports to ALCO and the board of directors on the Company’s interest rate risk profile and expectations of changes in the profiles based on certain interest rate shocks. The Company believes its strategies are prudent and is within its policy guidelines as of December 31, 2016.
The interest rate risk model results for December 31, 2016, and December 31, 2015, are shown in the table below based on an immediate shift in market interest rates and a static balance sheet. The percentage change indicates what the Company would expect NII and EVE to change over the next twelve months under various interest rate shock scenarios:

	Percentage Change in NII and EVE from Base Case
Interest	December 31, 2016		December 31, 2015
Rate Shocks	NII	EVE	NII	EVE
+400 bp	2.5%	(5.0)%	2.8%	0.2%
+300 bp	5.4%	0.0%	5.8%	2.7%
+200 bp	5.9%	3.0%	5.3%	4.4%
+100 bp	3.4%	2.7%	3.1%	3.6%
-100 bp	3.7%	(0.1)%	3.7%	(1.9)%
-200 bp	3.5%	(4.5)%	3.2%	(7.0)%

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

Item 8. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
WashingtonFirst Bankshares, Inc.
Reston, Virginia
We have audited the accompanying consolidated balance sheets of WashingtonFirst Bankshares, Inc. as of December 31, 2016, and 2015 and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WashingtonFirst Bankshares, Inc. at December 31, 2016, and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Philadelphia, Pennsylvania
March 14, 2017

BDO USA, LLP, a Delaware limited liability partnership, is the U.S. member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

BDO is the brand name for the BDO network and for each of the BDO Member Firms.

WashingtonFirst Bankshares, Inc.
Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
	($ in thousands)
Assets:
Cash and cash equivalents:
Cash and due from bank balances	$3,614	$3,739
Federal funds sold	93,659	59,014
Interest bearing deposits	100	—
Cash and cash equivalents	97,373	62,753
Investment securities, available-for-sale, at fair value	280,204	220,113
Restricted stock, at cost	11,726	6,128
Loans held for sale, at lower of cost or fair value	32,109	36,494
Loans held for investment:
Loans held for investment, at amortized cost	1,534,543	1,308,083
Allowance for loan losses	(13,582)	(12,289)
Total loans held for investment, net of allowance	1,520,961	1,295,794
Premises and equipment, net	6,955	7,374
Goodwill	11,420	11,431
Identifiable intangibles	1,619	1,888
Deferred tax asset, net	8,944	8,116
Accrued interest receivable	5,243	4,502
Other real estate owned	1,428	—
Bank-owned life insurance	13,880	13,521
Other assets	11,049	6,352
Total Assets	$2,002,911	$1,674,466
Liabilities and Shareholders' Equity:
Liabilities:
Non-interest bearing deposits	$381,887	$304,425
Interest bearing deposits	1,140,854	1,028,817
Total deposits	1,522,741	1,333,242
Other borrowings	5,852	6,942
FHLB advances	232,097	110,087
Long-term borrowings	32,638	32,884
Accrued interest payable	947	912
Other liabilities	15,976	11,804
Total Liabilities	1,810,251	1,495,871
Commitments and contingent liabilities	—	—
Shareholders' Equity:
Common stock:
Common Stock Voting, $0.01 par value, 50,000,000 shares authorized, 10,987,652 and 10,377,981 shares issued and outstanding, respectively	109	103
Common Stock Non-Voting, $0.01 par value, 10,000,000 shares authorized; 1,908,733 and 1,817,842 shares issued and outstanding, respectively	19	18
Additional paid-in capital	177,924	160,861
Accumulated earnings	17,187	17,740
Accumulated other comprehensive loss	(2,579)	(127)
Total Shareholders' Equity	192,660	178,595
Total Liabilities and Shareholders' Equity	$2,002,911	$1,674,466

See accompanying notes to audited consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Income

	For the Year Ended December 31,
	2016	2015	2014

Interest and dividend income:
Interest and fees on loans	$68,901	$59,346	$51,612
Interest and dividends on investments:
Taxable	4,274	3,257	2,886
Tax-exempt	123	74	133
Dividends on other equity securities	284	257	166
Interest on Federal funds sold and other short-term investments	265	249	322
Total interest and dividend income	73,847	63,183	55,119
Interest expense:
Interest on deposits	8,727	6,431	5,443
Interest on borrowings	3,744	2,780	1,776
Total interest expense	12,471	9,211	7,219
Net interest income	61,376	53,972	47,900
Provision for loan losses	3,880	3,550	3,005
Net interest income after provision for loan losses	57,496	50,422	44,895
Non-interest income:
Service charges on deposit accounts	259	434	466
Earnings on bank-owned life insurance	359	374	364
Gain on sale of other real estate owned, net	11	231	76
Gain on sale of loans, net	18,329	4,645	364
Mortgage banking activities	4,265	759	—
Wealth management income	1,835	693	—
Gain/(loss) on sale of available-for-sale investment securities, net	1,323	10	166
Other operating income	1,124	745	562
Total non-interest income	27,505	7,891	1,998
Non-interest expense:
Compensation and employee benefits	35,183	23,122	18,101
Premises and equipment	7,370	6,327	5,776
Data processing	4,169	3,510	3,129
Professional fees	1,336	1,285	1,395
Merger expenses	30	545	201
Mortgage loan processing expenses	1,240	248	—
Debt extinguishment	1,335	—	—
Other operating expenses	6,200	4,552	4,514
Total non-interest expense	56,863	39,589	33,116
Income before provision for income taxes	28,138	18,724	13,777
Provision for income taxes	10,131	6,469	4,353
Net income	18,007	12,255	9,424
Preferred stock dividends	—	(74)	(161)
Net income available to common shareholders	$18,007	$12,181	$9,263

Earnings per common share: (1)
Basic earnings per common share	$1.40	$1.15	$1.09
Diluted earnings per common share	$1.37	$1.13	$1.06
(1) Prior periods adjusted for 5% stock dividend declared in 2016
See accompanying notes to audited consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2016	2015	2014
	($ in thousands)
Net income	$18,007	$12,255	$9,424
Other comprehensive income/(loss):
Unrealized gain/(loss) on hedge:
Unrealized holding gain/(loss)	—	66	—
Reclassification adjustment for realized (gains)/losses	(66)	—	—
Tax effect	—	—	—
Unrealized (gain)/loss on hedge, net of tax	(66)	66	—
Unrealized gain/(loss) on securities available for sale:
Unrealized holding gain/(loss) arising during the period	(2,446)	(985)	3,060
Reclassification adjustment for realized (gains)/losses	(1,323)	(10)	(166)
Tax effect	1,383	368	(951)
Unrealized gain/(loss) on securities available for sale, net of tax	(2,386)	(627)	1,943
Total other comprehensive income/(loss)	(2,452)	(561)	1,943
Comprehensive income	$15,555	$11,694	$11,367

 See accompanying notes to audited consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Changes in Shareholders' Equity

	For the Year Ended December 31,
	2016		2015		2014
	Shares	Amount	Shares	Amount	Shares	Amount
	($ in thousands, except share data)
Preferred stock:
Balance, beginning of period	—	$—	13,347	$67	17,796	$89
Redemption of preferred stock	—	—	(13,347)	(67)	(4,449)	(22)
Balance, end of period	—	$—	—	$—	13,347	$67
Additional paid-in capital - preferred:
Balance, beginning of period		$—		$13,280		$17,707
Redemption of preferred stock		—		(13,280)		(4,427)
Balance, end of period		$—		$—		$13,280
Common stock:
Balance, beginning of period	12,195,823	$121	9,565,637	$95	7,648,495	$76
Exercise of stock options	87,306	1	61,612	—	84,942	1
Forfeiture of restricted stock award	(1,586)	—	(2,836)	—	(3,601)	—
Issuance of common stock under restricted stock agreements	1,200	—	—	—	72,341	—
Common stock dividends	613,670	6	—	—	386,241	5
Issuance of common stock related to 1st Portfolio acquisition	(28)	—	916,410	9
Issuance of common stock	—	—	1,655,000	17	1,377,219	13
Balance, end of period	12,896,385	$128	12,195,823	$121	9,565,637	$95
Additional paid-in capital - common:
Balance, beginning of period		$160,861		$112,887		$85,636
Exercise of stock options		836		566		765
Stock compensation expense		551		405		215
Tax effect of stock-based awards		240		103		67
Exercise of warrants		(47)		—		—
Common stock dividends		15,483		—		5,727
Issuance of common stock, net of offering costs		—		31,135		20,477
Issuance of common stock related to 1st Portfolio Acquisition		—		15,616		—
Conversion of stock options related to 1st Portfolio Acquisition		—		149		—
Balance, end of period		$177,924		$160,861		$112,887
Accumulated earnings:
Balance, beginning of period		$17,740		$7,775		$5,605
Net income		18,007		12,255		9,424
Preferred stock dividends		—		(74)		(161)
Cash dividends declared		(3,063)		(2,216)		(1,357)
Common stock dividends		(15,489)		—		(5,731)
Common stock cash-in-lieu dividends		(8)		—		(5)
Balance, end of period		$17,187		$17,740		$7,775
Accumulated other comprehensive income/(loss):
Balance, beginning of period		$(127)		$434		$(1,509)
Other comprehensive income/(loss)		(2,452)		(561)		1,943
Balance, end of period		$(2,579)		$(127)		$434
Total shareholders' equity		$192,660		$178,595		$134,538
See accompanying notes to audited consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2016	2015	2014
	($ in thousands)
Cash flows from operating activities:
Net income	$18,007	$12,255	$9,424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,071	1,466	1,314
Amortization of deferred loan origination fees and costs	(555)	(1,179)	308
Net amortization of purchase accounting marks	(3,103)	(1,284)	(4,011)
Loss on disposal of fixed assets	(40)	19	—
Gain on sale of other real estate owned	(11)	(231)	(76)
Write-down of other real estate owned	159	—	332
Gain on sale of investment securities available-for-sale	(1,323)	(10)	(166)
Provision for loan losses	3,880	3,550	3,005
Earnings on bank-owned life insurance	(359)	(374)	(364)
Deferred income taxes	555	(538)	1,201
Tax effect on stock options	240	102	—
Net amortization on investment securities available-for-sale	1,550	843	1,002
Stock based compensation	551	405	215
Gain on sale of loans	(18,329)	(4,645)	(364)
Originations of loans held-for-sale	(772,076)	(213,449)	(23,050)
Proceeds from sales of loans held-for-sale	793,566	215,580	22,346
Net change in:
Accrued interest receivable	(741)	(650)	(386)
Other assets	(5,381)	(2,124)	1,484
Accrued interest payable	35	364	24
Other liabilities	4,053	1,224	834
Net cash provided by operating activities	22,749	11,324	13,072
Cash flows from investing activities:
Net cash received in acquisitions	—	5,732	59,047
Purchase of investment securities available-for-sale	(185,726)	(97,171)	(44,656)
Proceeds from repayment of investment securities available-for-sale	45,088	29,422	25,868
Proceeds from sale of investment securities available-for-sale	76,551	12,335	19,050
Net increase in loans held-for-investment	(228,520)	(241,232)	(175,026)
Proceeds from sale of real estate owned	679	682	1,206
Purchase of bank-owned life insurance	—	—	(2,500)
Net increase in restricted stock	(5,598)	(903)	(1,012)
Purchases of premises and equipment, net	(1,365)	(1,418)	(2,027)
Net cash used in investing activities	(298,891)	(292,553)	(120,050)
Cash flows from financing activities:
Net increase in deposits	189,439	247,133	15,787
Proceeds from FHLB advances	231,500	25,500	30,871
Repayments of FHLB advances	(106,982)	(975)	—
Net increase/(decrease) in other borrowings	(1,090)	(29,054)	(1,920)
Net (decrease)/increase in other long-term borrowings	—	22,668	—
Proceeds from issuance of common stock, net	—	31,153	20,490
Proceeds from exercise of stock options	837	566	766
Redemption of preferred stock	—	(13,347)	(4,449)
Cash dividends paid	(2,934)	(1,894)	(1,259)
Dividends paid - cash portion for fractional shares on 5% dividend	(8)	—	(5)
Preferred stock dividends paid	—	(74)	(161)
Net cash provided by financing activities	310,762	281,676	60,120
Net increase in cash and cash equivalents	34,620	447	(46,858)
Cash and cash equivalents at beginning of period	62,753	62,306	109,164
Cash and cash equivalents at end of period	$97,373	$62,753	$62,306

See accompanying notes to audited consolidated financial statements.

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

1. ORGANIZATION
The Company is organized under the laws of the Commonwealth of Virginia as a bank holding company. Headquartered in Reston, Virginia, the Company is the parent company of the Bank which operates 19 full-service banking offices throughout the Washington, D.C. metropolitan area. In addition, the Company provides wealth management services through its subsidiary, 1st Portfolio, Inc., located in Fairfax, Virginia, and mortgage banking services through the Bank’s wholly owned subsidiary, WashingtonFirst Mortgage which operates in two locations: Fairfax, Virginia, and Rockville, Maryland.

2. SIGNIFICANT ACCOUNTING POLICIES
The accounting and reporting policies of the Company conform to U.S. GAAP and follow general practices within the banking industry. All significant intercompany accounts and transactions have been eliminated in consolidation. The following are the significant accounting policies that the Company follows in preparing and presenting its consolidated financial statements:
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

Table 2: Certain Cash and Non-Cash Transactions
	For the Year Ended December 31,
	2016	2015	2014
	($ in thousands)
Cash paid during the period for:
Interest paid	$12,436	$8,847	5,473
Income taxes paid	9,771	5,452	1,800
Non-cash activity:
Loans converted into other real estate owned	2,255	90	360
Reclassifications from goodwill to other liabilities	(11)	—	—
Reclassifications from LHFS to LHFI	(885)	—	—
Non-cash activity resulting from acquisitions/transactions:
Common shares issued:
Common shares issued	—	15,625	—
Fair value of assets acquired:
Investment securities	—	—	19,240
Other equity securities	—	—	683
Loans held for sale	—	32,912	—
Loans held for investment, net of unearned income	—	—	51,332
Premises and equipment	—	1,164	470
Identifiable intangibles - core deposit	—	—	—
Identifiable intangibles - customer list	—	1,447	—
Other assets	—	1,371	440
Fair value of liabilities assumed:
Deposits	—	—	121,592
FHLB advances	—	—	12,209
Borrowings	—	27,759	—
Other liabilities	—	4,302	50
Investment Securities
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
Loans Held for Sale
The Mortgage Company regularly engages in the generation and sale of residential mortgage loans. These loans are generally loans held for sale to outside investors, are made on a pre-sold basis with servicing rights released, and carried at lower of cost or market, determined in the aggregate. Fair value considers commitment agreements with investors and prevailing market prices. Gains and losses on these loans are recognized based on the difference between the selling price and the carrying value of the related loan sold.

Loans Held for Investment
Loans are stated at the principal amount outstanding, net of unamortized deferred costs and fees. Interest income on loans is accrued at the contractual rate on the principal amount outstanding. The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers. The ability of the Company’s debtors to honor their loan contracts is dependent upon the real estate and general economic conditions in the Company’s market area. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances less the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. The accrual of interest on mortgage and commercial loans is generally discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Consumer loans and other loans typically are charged off no later than 180 days past due. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on non-accrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
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
Marketing & Advertising
Marketing and advertising costs are generally expensed as incurred.
Income Taxes
The Company employs the liability method of accounting for income taxes as required by ASC Topic 740, "Income Taxes." Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e. temporary timing differences) and are measured at the enacted rates that will be in effect when these differences reverse. The Company utilizes statutory requirements for its income tax accounting, and avoids risks associated with potentially problematic tax positions that may incur challenge upon audit, where an adverse outcome is more likely than not. Therefore, no provisions are made for either uncertain tax positions nor accompanying potential tax penalties and interest for underpayments of income taxes in the Company's tax reserves.
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
Derivative Financial Instruments
The Company enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e. interest rate lock commitments). Such interest rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. To protect against the price risk inherent in residential mortgage loan commitments, the Company utilizes both "best efforts" and "mandatory delivery" forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Under a "best efforts" contract, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor and the investor commits to a price that it will purchase the loan from the Company if the loan to the underlying borrower closes. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the investor commits to purchase a loan at a price representing a premium on the day the borrower commits to an interest rate with the intent that the buyer/investor has assumed the interest rate risk on the loan. As a result, the Bank is not generally exposed to losses on loans sold utilizing best efforts, nor will it realize gains related to rate lock commitments due to changes in interest rates. The market values of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded. Because of the high correlation between rate lock commitments and best efforts contracts, no gain or loss should occur on the interest rate lock commitments. Under a "mandatory delivery" contract, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. If the Company fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay the investor a "pair-off" fee, based on then-current market prices, to compensate the investor for the shortfall. The Company manages the interest rate risk on interest rate lock commitments by entering into forward sale contracts of mortgage backed securities, whereby the Company obtains the right to deliver securities to investors in the future at a specified price. Such contracts are accounted for as derivatives and are recorded at fair value in derivative assets or liabilities, carried on the Consolidated Balance Sheet within other assets or other liabilities with changes in fair value recorded in other income within the Consolidated Statement of Income. The period of time between issuance of a loan commitment to the customer and closing and sale of the loan to an investor generally ranges from 30 to 90 days under current market conditions. The gross gains on loan sales are recognized based on new loan commitments with adjustment for price and pair-off activity. Commission expenses on loans held for sale are recognized based on loans closed.

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
Reclassifications
Certain reclassifications of prior year information were made to conform to the December 31, 2016 presentation. These reclassifications had no material impact of the Company’s consolidated financial position or results of operations.
Recent Accounting Pronouncements
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flow (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This amends ASC 230 to add or clarify guidance on the classification of eight specific cash receipts and payments in the statement of cash flows. The amendments are effective for public companies for fiscal periods beginning after December 15, 2017, and interim periods within those fiscal years and should be be applied using a retrospective transition method to each period where practicable. The adoption of this pronouncement is not expected to have a material impact on the Company’s Consolidated Financial Statements.
In June 2016, the FASB issued ASU No. 2016-13, Current Expected Credit Losses (CECL). This provided new accounting guidance that will require the earlier recognition of credit losses on loans and other financial instruments based on an expected loss model, replacing the incurred loss model that is currently in use. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The expected loss model will apply to loans and leases, unfunded lending commitments, held-to-maturity (HTM) debt securities and other debt instruments measured at amortized cost. The impairment model for available-for-sale (AFS) debt securities will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. The new guidance is effective on January 1, 2020, with early adoption permitted on January 1, 2019. While early adoption is permitted, the Company does not expect to elect that option. The Company has begun its evaluation of this pronouncement including the potential impact on its Consolidated Financial Statements. As a result of the required change in approach toward determining estimated credit losses from the current “incurred loss” model to one based on estimated cash flows over a loan’s contractual life, adjusted for prepayments (a “life of loan” model), the Company expects the new guidance will result in an increase in the allowance for loan losses, particularly for longer duration portfolios. The Company also expects the new pronouncement may result in an allowance for debt securities. In both cases, the extent of the change is indeterminable at this time as it will be dependent upon portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time. Further, to date, no guidance has been issued by either the Company’s or the Bank’s primary regulator with respect to how the impact of the amended standard is to be treated for regulatory capital purposes.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Shares-Based Payment Accounting. The amendments in this ASU simplify several aspects of the accounting for share-based payment award transactions including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company assessed the impact this pronouncement will have on its Consolidated Financial Statements and has concluded there is potential for a positive benefit to net income in future periods as a result of tax benefits flowing through tax expense arising from the change in the application of tax accounting for share-based payment award transactions. The aforementioned positive benefit to net income is dependent upon the company’s stock price gradually rising over time so that the fair value assigned to share-based payment awards is less than the future value of the awards upon vesting or exercise date for restricted stock awards and option awards, respectively.
In February 2016, the FASB issued ASU No. 2016-02, Leases. From the lessee's perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessees. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company continues to evaluate the impact of this pronouncement, including determining whether additional contracts exist that are deemed to be in scope. Further, to date, no guidance has been issued by either the Company’s or the Bank’s primary regulator with respect to how the impact of the amended standard is to be treated for regulatory capital purposes. For more information on leases, refer to Footnote 8 “Premises and Equipment, Net”.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall. The guidance in this ASU among other things, (1) requires equity investments with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (3) eliminates the requirement for public businesses entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (4) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) requires an entity to present separately in other comprehensive income the portion of the change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (7) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The pronouncement is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect the adoption of this pronouncement to have a significant impact on its Consolidated Financial Statements.
FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this update creates a new topic in ASC Topic 606. In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASC 606 establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, ASU 2014-09 adds a new Subtopic to the Codification, ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers, to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The new guidance does not apply to certain contracts within the scope of other ASC Topics, such as lease contracts, financing arrangements, financial instruments, guarantees other than product or service warranties, and non-monetary exchanges between entities in the same line of business to facilitate sales to customers. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company does not expect the adoption of this pronouncement to have a significant impact on its Consolidated Financial Statements.

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

The new guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The new guidance must be applied retrospectively. Adoption of this pronouncement by the Company resulted in an entry amounting to $385 thousand being made to reclass debt issuance costs from other assets to long-term borrowings in 2016.
FASB issued ASU No. 2014-17, Business Combinations (Topic 805)-Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force), which provides guidance regarding when and how an acquiree that is a business or a non-profit activity can apply pushdown accounting in its separate financial statements. In particular, ASU No. 2014-17 provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon the occurrence of an event in which an acquirer obtains control of the acquiree. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If, however, pushdown accounting is not applied during that reporting period, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. Such an election to apply pushdown accounting in a reporting period after the one in which the change-in-control event occurred should be considered a change in accounting principle, in accordance with ASC Topic 250, Accounting Changes and Error Corrections. Additionally, the ASU provides that an acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. Notably, if pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. The amendments in this pronouncement were effective on November 18, 2014. Following the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event.  The impact of prospective adoption of this pronouncement by the Company was not material to its Consolidated Financial Statements.

3. ACQUISITION ACTIVITIES
The Company completed its acquisition of 1st Portfolio Holding Corporation on July 31, 2015. 1st Portfolio Holding Corporation’s wholly owned subsidiary, 1st Portfolio Wealth Advisors became a wholly owned subsidiary of the Company and wholly owned subsidiary 1st Portfolio Lending Corporation (now WashingtonFirst Mortgage Corporation) became a wholly owned subsidiary of the Bank. Under the terms of the 1st Portfolio Agreement, accredited shareholders of 1st Portfolio Holding Corporation received 916,382 shares of WFBI common stock valued at $17.05 per share.

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
For income tax purposes, the acquired assets and assumed liabilities are recorded at their carry-over basis with no resulting goodwill. Goodwill at the time of closing of the 1st Portfolio acquisition was allocated between the Mortgage Company and the Wealth Advisors at $3.6 million and $1.6 million respectively. The customer list intangible was attributed to the Wealth Advisors and is being amortized straight line over 15 years.

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
The following table presents unaudited pro forma information as if the acquisition had occurred at the beginning of 2014 and includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, depreciations expense on property acquired, and the related income tax effects. The pro forma financial information is not necessarily indicative of results of operations that would have occurred had the transactions been effected on the assumed dates. The following table does not contain comparative information for 2016 since the 1st Portfolio companies were a part of consolidated operations for the full year ended December 31, 2016.

Table 3.2: Proforma Income Statement (Unaudited)
	For the Year Ended December 31,
	2015	2014
	($ in thousands, except per share data)
Net Interest Income	$54,354	$48,367
Non-Interest income	18,607	13,358
Non-Interest Expense	47,996	43,081
Net Income - Common	13,978	10,577

EPS - basic (1)	$1.32	$1.14
EPS - diluted (1)	1.30	1.11
(1) EPS has been adjusted for 5% stock dividend

4. CASH AND CASH EQUIVALENTS
Federal Reserve regulations require banks to maintain reserve balances with the FRB based principally on the type and amount of their deposits. During 2016 and 2015, the Bank maintained balances at the FRB (in addition to vault cash) to meet the reserve requirements as well as balances to partially compensate for services provided by the FRB. The Bank has an interest bearing account with the FHLB and maintains seven non-interest bearing accounts with domestic correspondents. In addition, the Bank has short term investments in the form of certificates of deposit with FDIC insured banks, classified as interest bearing balances, as of December 31, 2016. All balances are fully insured up to the applicable limits by the FDIC.
The Company maintains deposits with other commercial banks in amounts that may exceed federal deposit insurance coverage. Management regularly evaluates the credit risk associated with these transactions and believes that the Company is not exposed to any significant credit risks on cash and cash equivalents. The Bank is required to maintain certain average reserve balances with the FRB. Those balances include usable vault cash and amounts on deposit with the FRB. The Bank had no compensating balance requirements or required cash reserves with correspondent banks as of December 31, 2016 and December 31, 2015. The Bank maintains interest bearing balances at other banks to help ensure sufficient liquidity and provide additional return compared to overnight Federal Funds.

5. INVESTMENT SECURITIES
The Bank maintains an investment securities portfolio to help ensure sufficient liquidity and provide additional return versus overnight Federal Funds and interest bearing balances. Securities that management has both the positive intent and ability to hold to maturity are classified as “held to maturity” and are recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of income taxes. As of December 31, 2016, and December 31, 2015, all investments were classified as available-for-sale. As of December 31, 2016, and December 31, 2015, the only material component of the balance in accumulated other comprehensive loss on the balance sheet is related to the unrealized gains/losses on available-for-sale investment securities.

Table 5.1: Available-for-Sale Investment Securities Summary
	As of December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	($ in thousands)
U.S. Treasuries	$8,082	$17	$(21)	$8,078
U.S. Government agencies	99,153	135	(812)	98,476
Mortgage-backed securities	69,835	49	(933)	68,951
Collateralized mortgage obligations	80,306	29	(1,517)	78,818
Taxable state and municipal securities	11,690	18	(416)	11,292
Tax-exempt state and municipal securities	15,206	4	(621)	14,589
Total available-for-sale investment securities	$284,272	$252	$(4,320)	$280,204

	As of December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	($ in thousands)
U.S. Treasuries	$9,636	$15	$(33)	$9,618
U.S. Government agencies	96,177	229	(390)	96,016
Mortgage-backed securities	59,125	161	(410)	58,876
Collateralized mortgage obligations	40,787	85	(474)	40,398
Taxable state and municipal securities	10,405	448	—	10,853
Tax-exempt state and municipal securities	4,282	81	(11)	4,352
Total available-for-sale investment securities	$220,412	$1,019	$(1,318)	$220,113
The estimated fair value of securities pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes amounted to $132.9 million and $104.5 million as of December 31, 2016, and December 31, 2015, respectively.
The Bank did not recognize in earnings any other-than-temporary impairment losses on available-for-sale investment securities during the years ended 2016, 2015 and 2014. During the year ended December 31, 2016, the Bank received proceeds of $76.6 million from the sale of securities from its available-for-sale investment portfolio resulting in gross realized gains of $1.4 million and gross realized losses of $52.0 thousand, compared to proceeds of $12.3 million resulting in gross realized gains of $163.0 thousand and gross realized losses of $153.0 thousand during the year ended December 31, 2015.

Table 5.2: Gross Unrealized Loss and Fair Value of Available-for-Sale Securities
	As of December 31, 2016
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	($ in thousands)
U.S. Treasuries	$5,061	$(21)	$—	$—
U.S. Government agencies	60,279	(812)	—	—
Mortgage-backed securities	54,981	(871)	1,356	(62)
Collateralized mortgage obligations	69,497	(1,395)	3,754	(122)
Taxable state and municipal securities	7,995	(416)	—	—
Tax-exempt state and municipal securities	13,661	(621)	—	—
Total	$211,474	$(4,136)	$5,110	$(184)

	As of December 31, 2015
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	($ in thousands)
U.S. Treasuries	$5,101	$(33)	$—	$—
U.S. Government agencies	59,175	(382)	996	(8)
Mortgage-backed securities	36,769	(322)	2,612	(88)
Collateralized mortgage obligations	19,320	(225)	10,034	(249)
Tax-exempt state and municipal securities	1,245	(9)	519	(2)
Total	$121,610	$(971)	$14,161	$(347)

As of December 31, 2016, there were $5.1 million, or four positions, of individual securities that had been in a continuous loss position for more than 12 months with a total unrealized loss of $184.0 thousand. As of December 31, 2015, there were $14.2 million, or eleven positions, of individual securities that had been in a continuous loss position for more than 12 months with a total unrealized loss of $347.0 thousand. Management has determined these securities are temporarily impaired at December 31, 2016 for the following reasons:
U.S. Treasuries and Government Agencies. The unrealized losses in this category were caused by interest rate fluctuations. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has been met for the Company to be required to sell any of these investments before recovery of its amortized cost basis, which may be at maturity, the Company does not consider these investments to be other than temporarily impaired,
Mortgage backed securities and collateralized mortgage obligations. The unrealized losses in this category were primarily the result of interest rate fluctuation. Since the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company does not consider these investments to be other than temporarily impaired.
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

Table 5.3: Contractual Maturity of Available-For-Sale Securities
	As of December 31,
	2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in thousands)
Due within one year	$6,856	$6,876	$4,606	$4,624
Due after one year through five years	100,102	99,693	99,447	99,685
Due after five years through ten years	45,828	44,419	38,697	38,611
Due after ten years	131,486	129,216	77,662	77,193
Total	$284,272	$280,204	$220,412	$220,113

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

Table 6.1: Composition of Loans Held for Investment
	As of December 31,
	2016	2015
	($ in thousands)
Construction and development	$288,193	$249,433
Commercial real estate - owner occupied	231,414	232,572
Commercial real estate - non-owner occupied	557,846	424,538
Residential real estate	287,250	241,395
Real estate loans	1,364,703	1,147,938
Commercial and industrial	165,172	153,860
Consumer	4,668	6,285
Total loans held for investment	1,534,543	1,308,083
Less: allowance for loan losses	13,582	12,289
Total loans held for investment, net of allowance	$1,520,961	$1,295,794
Loans that are 90+ days past due and still accruing are only loans that are well secured and in the process of collection.

Table 6.2: Loans Held for Investment Aging Analysis
	As of December 31, 2016
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due (and accruing)	Non- Accrual	Total Past Due	Total Loans
	($ in thousands)
Construction and development	$288,035	$158	$—	$—	$—	$158	$288,193
Commercial real estate - owner occupied	226,735	1,837	277	—	2,565	4,679	231,414
Commercial real estate - non-owner occupied	555,657	2,189	—	—	—	2,189	557,846
Residential real estate	285,035	630	—	—	1,585	2,215	287,250
Commercial and industrial	162,904	685	—	—	1,583	2,268	165,172
Consumer	4,653	—	—	2	13	15	4,668
Balance at end of period	$1,523,019	$5,499	$277	$2	$5,746	$11,524	$1,534,543

	As of December 31, 2015
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due (and accruing)	Non- Accrual	Total Past Due	Total Loans
	($ in thousands)
Construction and development	$249,312	$—	$—	$—	$121	$121	$249,433
Commercial real estate - owner occupied	229,021	121	—	—	3,430	3,551	232,572
Commercial real estate - non-owner occupied	420,164	2,345	—	—	2,029	4,374	424,538
Residential real estate	238,831	1,044	—	—	1,520	2,564	241,395
Commercial and industrial	149,703	411	617	28	3,101	4,157	153,860
Consumer	6,284	1	—	—	—	1	6,285
Balance at end of period	$1,293,315	$3,922	$617	$28	$10,201	$14,768	$1,308,083
(1) For the purpose of this table, loans 1-29 days past due are included in the balance of current loans.
As of December 31, 2016, $732.7 million of loans were pledged as collateral for FHLB advances, compared to $636.2 million as of December 31, 2015. Loans pledged include qualifying home equity lines of credit, commercial real estate loans, multifamily real estate loans, and residential real estate secured loans. As of December 31, 2016, and December 31, 2015, there were $1.5 million and $1.6 million of net unamortized deferred fees, respectively.
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

Table 6.3: Risk Categories of Loans Held for Investment
	As of December 31, 2016
Internal risk rating grades	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Total
Risk rating number	1 to 5	6	7	8	9
	($ in thousands)
Construction and development	$286,959	$1,234	$—	$—	$—	$288,193
Commercial real estate - owner occupied	222,683	5,401	—	3,330	—	231,414
Commercial real estate - non-owner occupied	551,996	3,331	2,519	—	—	557,846
Residential real estate	279,953	4,737	849	1,660	51	287,250
Commercial and industrial	157,076	5,547	743	1,640	166	165,172
Consumer	4,653	2	—	13	—	4,668
Balance at end of period	$1,503,320	$20,252	$4,111	$6,643	$217	$1,534,543

	As of December 31, 2015
Internal risk rating grades	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Total
Risk rating number	1 to 5	6	7	8	9
	($ in thousands)
Construction and development	$248,011	$1,301	$—	$121	$—	$249,433
Commercial real estate - owner occupied	223,884	4,339	—	4,349	—	232,572
Commercial real estate - non-owner occupied	414,546	1,612	5,570	2,810	—	424,538
Residential real estate	234,957	4,447	783	1,208	—	241,395
Commercial and industrial	144,421	3,732	1,170	4,537	—	153,860
Consumer	5,905	380	—	—	—	6,285
Balance at end of period	$1,271,724	$15,811	$7,523	$13,025	$—	$1,308,083

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

Table 6.4: Non-Accrual Loans
	As of December 31,
	2016	2015
	($ in thousands)
Construction and development	$—	$121
Commercial real estate - owner occupied	2,565	3,430
Commercial real estate - non-owner occupied	—	2,029
Residential real estate	1,585	1,520
Commercial and industrial	1,583	3,101
Consumer	13	—
Total non-accrual loans	$5,746	$10,201

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

Table 6.5: Changes in Troubled Debt Restructurings
	Construction and Development	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential Real Estate	Commercial and Industrial	Consumer	Total
	($ in thousands)
Balance as of January 1, 2015	$241	$2,584	$2,035	$1,796	$354	$—	$7,010
New TDRs	—	—	—	547	1,675	353	2,575
Increases to existing TDRs	—	—	—	9	16	—	25
Charge-offs post modification	—	(128)	—	—	—	—	(128)
Sales, principal payments, or other decreases	(212)	(2,456)	(6)	(385)	(96)	—	(3,155)
Balance as of December 31, 2015	$29	$—	$2,029	$1,967	$1,949	$353	$6,327
New TDRs	—	—	742	1,788	28	—	2,558
Increases to existing TDRs	—	—	—	8	—	—	8
Charge-offs post modification	(29)	—	(544)	(11)	(576)	—	(1,160)
Sales, principal payments, or other decreases	—	—	(2,227)	(2,679)	(1,294)	(4)	(6,204)
Balance as of December 31, 2016	$—	$—	$—	$1,073	$107	$349	$1,529

Table 6.6: New Troubled Debt Restructurings Details
	For the Year Ended December 31,
	2016			2015
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	($ in thousands)
Construction and development	—	$—	$—	—	$—	$—
Commercial real estate - owner occupied	—	—	—	—	—	—
Commercial real estate - non-owner occupied	1	742	742	—	—	—
Residential real estate	1	1,788	1,788	5	547	547
Commercial and industrial	1	28	28	5	1,839	1,675
Consumer	—	—	—	1	353	353
Total loans	3	$2,558	$2,558	11	$2,739	$2,575

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

Table 6.7: Troubled Debt Restructuring in Default in Past Twelve Months
	As of December 31,
	2016			2015
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	($ in thousands)
Construction and development	—	$—	$—	1	$184	$29
Commercial real estate - owner occupied	—	—	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	2	2,071	2,029
Residential real estate	1	168	144	1	181	181
Commercial and industrial	1	931	931	3	809	644
Consumer	1	350	166	—	—	—
Total loans	3	$1,449	$1,241	7	$3,245	$2,883

The following is an analysis of new loans modified in a troubled debt restructuring by type of concession for the year ended December 31, 2016, and 2015. There were no modifications that involved forgiveness of debt.

Table 6.8: Troubled Debt Restructuring by Type of Concession
	TDRs Entered into During the Year Ended December 31,
	2016		2015
	Number of Loans	Post-Modification Outstanding Recorded Balance	Number of Loans	Post-Modification Outstanding Recorded Balance
	($ in thousands)
Extended under forbearance	3	$2,558	—	$—
Interest rate modification	—	—	2	267
Maturity or payment extension	—	—	9	2,308
Total loans	3	$2,558	11	$2,575

The outstanding balances in Table 6.1 include acquired impaired loans with a recorded investment of $2.7 million or 0.2% of total loans as of December 31, 2016, compared to $3.5 million or 0.3% of total loans as of December 31, 2015. The contractual principal of these acquired loans was $2.9 million as of December 31, 2016 compared to $3.8 million as of December 31, 2015. For these loans, the allowance for loan losses decreased by $224.0 thousand and $23.0 thousand during the year ended December 31, 2016 and 2015, respectively. The balances do not include future accretable net interest on the acquired impaired loans.

Table 6.9: Accretable Yield of Purchased Credit Impaired Loans
	For the Year Ended December 31,
	2016	2015
	($ in thousands)
Accretable yield at beginning of period	$1,208	$1,484
Accretion (including cash recoveries)	(229)	(309)
Net reclassifications to accretable from non-accretable	18	107
Disposals (including maturities, foreclosures, and charge-offs)	(153)	(74)
Accretable yield at end of period	$844	$1,208

Table 6.10: Non-Performing Assets
	As of December 31,
	2016	2015
	($ in thousands)
Non-accrual loans	$5,746	$10,201
90+ days still accruing	2	28
Troubled debt restructurings still accruing	1,361	4,269
Other real estate owned	1,428	—
Total non-performing assets	$8,537	$14,498

As of December 31, 2016, and 2015, there was one loan and one loan, respectively, past due more than 90 days that were still accruing. If interest had been earned on the non-accrual loans, interest income on these loans would have been approximately $0.5 million, $0.4 million and $0.8 million for the year ended December 31, 2016, 2015 and 2014, respectively. The Company has no remaining commitment to fund non-performing loans. As of December 31, 2016, the Company had approximately $531.0 thousand in loans in the process of foreclosure.

7. ALLOWANCE FOR LOAN LOSSES

Table 7.1: Changes in Allowance for Loan Losses
	Construction and Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Residential Real Estate	Commercial and Industrial	Consumer	Total
	($ in thousands)
Balance as of January 1, 2014	$681	$1,751	$3,276	$920	$1,801	$105	$8,534
Provision for loan losses	447	892	591	518	411	146	3,005
Charge-offs	(100)	(476)	(462)	(715)	(618)	(232)	(2,603)
Recoveries	—	1	101	197	18	4	321
Balance as of December 31, 2014	$1,028	$2,168	$3,506	$920	$1,612	$23	$9,257
Provision for loan losses	1,293	535	53	638	749	282	3,550
Charge-offs	—	(128)	(10)	(143)	(224)	(171)	(676)
Recoveries	—	1	—	117	35	5	158
Balance as of December 31, 2015	$2,321	$2,576	$3,549	$1,532	$2,172	$139	$12,289
Provisions for loan losses	662	(168)	1,921	241	1,168	56	3,880
Charge-offs	(31)	(299)	(636)	(65)	(1,554)	(171)	(2,756)
Recoveries	2	20	—	60	83	4	169
Balance as of December 31, 2016	$2,954	$2,129	$4,834	$1,768	$1,869	$28	$13,582

Table 7.2: Loans Held for Investment and Related Allowance for Loan Losses by Impairment Method and Loan Class
	As of December 31, 2016
	Construction and Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Residential Real Estate	Commercial and Industrial	Consumer	Total
	($ in thousands)
Ending Balance:
Evaluated collectively for impairment	$288,193	$228,131	$557,846	$283,013	$163,157	$4,653	$1,524,993
Evaluated individually for impairment	—	3,283	—	4,237	2,015	15	9,550
	$288,193	$231,414	$557,846	$287,250	$165,172	$4,668	$1,534,543

Allowance for Losses:
Evaluated collectively for impairment	$2,954	$2,000	$4,834	$1,533	$952	$15	$12,288
Evaluated individually for impairment	—	129	—	235	917	13	1,294
	$2,954	$2,129	$4,834	$1,768	$1,869	$28	$13,582

	As of December 31, 2015
	Construction and Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Residential Real Estate	Commercial and Industrial	Consumer	Total
	($ in thousands)
Ending Balance:
Evaluated collectively for impairment	$249,312	$228,224	$415,393	$235,885	$145,217	$5,932	$1,279,963
Evaluated individually for impairment	121	3,429	2,029	3,488	5,050	353	14,470
Evaluated individually for impairment but not deemed to be impaired	—	919	7,116	2,022	3,593	—	13,650
	$249,433	$232,572	$424,538	$241,395	$153,860	$6,285	$1,308,083

Allowance for Losses:
Evaluated collectively for impairment	$2,291	$1,794	$3,196	$1,181	$787	$20	$9,269
Evaluated individually for impairment	30	782	190	170	1,209	119	2,500
Evaluated individually for impairment but not deemed to be impaired	—	—	163	181	176	—	520
	$2,321	$2,576	$3,549	$1,532	$2,172	$139	$12,289

Table 7.3: Specific Allocation for Impaired Loans
	As of December 31,
	2016			2015
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
	($ in thousands)
With no related allowance:
Construction and development	$—	$—	$—	$—	$—	$—
Commercial real estate - owner occupied	3,239	3,154	—	317	278	—
Commercial real estate - non-owner occupied	—	—	—	—	—	—
Residential real estate	1,972	1,845	—	2,397	2,297	—
Commercial and industrial	213	204	—	407	313	—
Consumer	—	—	—	—	—	—
Total with no related allowance	5,424	5,203	—	3,121	2,888	—
With an allowance recorded:
Construction and development	—	—	—	291	121	30
Commercial real estate - owner occupied	130	129	129	3,242	3,151	782
Commercial real estate - non-owner occupied	—	—	—	2,071	2,029	190
Residential real estate	2,409	2,392	235	1,205	1,191	170
Commercial and industrial	2,140	1,811	917	5,146	4,737	1,209
Consumer	16	15	13	353	353	119
Total with an allowance recorded	4,695	4,347	1,294	12,308	11,582	2,500
Total impaired loans	$10,119	$9,550	$1,294	$15,429	$14,470	$2,500

Table 7.4: Average Impaired Loan Balance
	For the Year Ended December 31,
	2016		2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	($ in thousands)
With no related allowance:
Construction and development	$122	$—	$31	$1	$—	$—
Commercial real estate - owner occupied	3,407	—	2,578	197	4,199	425
Commercial real estate - non-owner occupied	3,047	—	3,879	184	1,812	143
Residential real estate	4,608	31	2,436	57	1,596	101
Commercial and industrial	4,435	18	590	16	3,874	169
Consumer	—	—	240	17	121	5
Total with no related allowance	15,619	49	9,754	472	11,602	843
With an allowance recorded:
Construction and development	—	—	307	—	254	—
Commercial real estate - owner occupied	—	—	4,236	50	6,856	242
Commercial real estate - non-owner occupied	—	—	4,591	128	10,318	417
Residential real estate	1,303	50	2,961	133	2,347	70
Commercial and industrial	2,048	4	6,583	244	5,237	263
Consumer	13	—	81	7	7	2
Total with an allowance recorded	3,364	54	18,759	562	25,019	994
Total average impaired loans	$18,983	$103	$28,513	$1,034	$36,621	$1,837

8. PREMISES AND EQUIPMENT, NET

Table 8.1: Premises and Equipment
	As of December 31,
	2016	2015
	($ in thousands)
Furniture and equipment	$5,737	$5,451
Leasehold improvements	8,069	7,381
Gross premises and equipment	13,806	12,832
Less: accumulated depreciation	(6,851)	(5,458)
Premises and equipment, net	$6,955	$7,374

Depreciation and amortization expense included in premises and equipment expenses for the years ended December 31, 2016, 2015 and 2014 was $1.6 million, $1.3 million, and $1.2 million, respectively.
The Bank leases all of its offices and branch facilities under non-cancelable operating lease arrangements. Certain leases contain options, which enable the Bank to renew the leases for additional periods. In addition to minimum rentals, the leases have escalation clauses based upon price indices and include provisions for additional payments to cover real estate taxes and common area maintenance. Rent expense associated with these operating leases for the years ended December 31, 2016, 2015 and 2014 totaled $4.6 million, $3.8 million and $3.3 million, respectively.

Table 8.2: Future Minimum Lease Payment Under Non-Cancelable Lease
As of December 31, 2016
($ in thousands)
2017	$4,746
2018	4,657
2019	4,022
2020	3,860
2021	3,738
Thereafter	7,340
Total	$28,363

9. OTHER REAL ESTATE OWNED
OREO activity for the twelve months ended December 31, 2016, 2015, and 2014 is presented in the tables below.

Table 9.1: Changes in OREO
	For the Year Ended December 31,
	2016	2015	2014
	($ in thousands)
Balance at beginning of period	$—	$361	$1,463
Properties acquired at foreclosure	2,255	90	360
Sales of foreclosed properties	(668)	(451)	(1,130)
Write-downs	(159)	—	(332)
Balance at end of period	$1,428	$—	$361

Table 9.2: OREO Expense
	For the Year Ended December 31,
	2016	2015	2014
	($ in thousands)
Write-downs	$159	$—	$332
Operating expenses	160	21	59
Rental income	(55)	—	—
Net OREO expense	$264	$21	$391

10. GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
The Company recognized approximately $2.6 million of goodwill as a part of the Millennium Transaction in 2014 and approximately $5.2 million of goodwill as part of the 1st Portfolio Acquisition in 2015. The remaining $3.6 million of goodwill on the balance sheet as of December 31, 2016, arose from multiple community banking acquisition activities in years prior.
In connection with the Millennium Transaction in 2014, the Company recorded a $470 thousand core deposit intangible, which is presented in the identifiable intangibles line item on the consolidated balance sheet. These are being amortized straight-line over a five year or eight year period, depending on the nature of the deposits underlying the intangible. Core deposit intangibles arise when an acquired bank or branch has a stable deposit base comprised of funds associated with long-term customer relationships. The intangible asset value derives from customer relationships that provide a low-cost source of funding. The Bank’s core deposit intangibles arising from acquisitions are amortized over a five year period for non-interest bearing deposits and interest-bearing NOW accounts. Conversely, core deposit intangibles arising from savings accounts are being amortized over an eight year period.
As a part of the 1st Portfolio Acquisition that closed on July 31, 2015, the Company recognized $5.2 million of goodwill and a client list intangible asset of $1.4 million. The client list is being amortized over a 15 year term beginning in August 2015. See Note 3 for further details on the 1st Portfolio Acquisition.
There was no impairment of goodwill or identifiable intangible assets during the periods ended December 31, 2016, or December 31, 2015.

Table 10: Goodwill and Identifiable Intangibles
	For the Year Ended December 31,
	2016	2015	2014
	($ in thousands)
Goodwill:
Balance, beginning of period	$11,431	$6,240	$3,601
Goodwill additions/(reductions)	(11)	5,191	2,639
Balance, end of period	$11,420	$11,431	$6,240

Identifiable intangibles:
Core deposit intangible balance, beginning of period	$481	$654	$342
Addition of core deposit intangibles	—	—	470
Amortization of core deposit intangibles	(172)	(173)	(158)
Core deposit intangible balance, net, end of period	$309	$481	$654

Client list intangible balance, beginning of period	$1,407	$—	$—
Addition of client list intangibles	—	1,447	—
Amortization of client list intangibles	(97)	(40)	—
Client list intangible balance, net, end of period	$1,310	$1,407	$—
Total intangibles, net	$13,039	$13,319	$6,894

11. DEPOSITS

Table 11.1: Composition of Deposits
	As of December 31,
	2016	2015
	($ in thousands)
Demand deposit accounts	$381,887	$304,425
NOW accounts	134,938	115,459
Money market accounts	270,794	309,940
Savings accounts	209,961	163,289
Time deposits under $100,000	77,279	81,771
Time deposits $100,000 through $250,000	308,816	242,683
Time deposits over $250,000	139,066	115,675
Total deposits	$1,522,741	$1,333,242

Time deposits include CDARS balances. CDARS deposits are customer deposits that are placed in the CDARS network to maximize the FDIC insurance coverage for clients. CDARS balances were $57.8 million and $44.3 million as of December 31, 2016 and 2015, respectively. The Bank did not have any brokered deposits as of December 31, 2016 or December 31, 2015. As of December 31, 2016 and 2015, approximately $515.5 million and $644.3 million, respectively, in deposits were in excess of FDIC insurance limits.

Table 11.2: Scheduled Maturities of Time Deposits
	As of December 31,
	2016	2015
	($ in thousands)
Within 1 Year	$350,854	$295,442
1 - 2 years	111,315	75,869
2 - 3 years	36,187	32,651
3 - 4 years	19,570	21,446
4 - 5 years	6,981	14,472
5+ years	254	249
Total	$525,161	$440,129

12. OTHER BORROWINGS
Other borrowings consist of $5.9 million and $6.9 million of customer repurchase agreements as of December 31, 2016 and 2015, respectively. Customer repurchase agreements are overnight and continuous standard commercial banking transactions that involve a Bank customer instead of a wholesale bank or broker. The average rate of these repurchase agreements was 0.05% as of both December 31, 2016, and 2015. As of December 31, 2016, these repurchase agreements were backed by $3.7 million of collateralized mortgage obligations and $2.2 million of mortgage-backed securities, compared to $3.8 million and $3.1 million, respectively, as of 2015. In addition, the Bank maintains $127.0 million in unsecured lines of credit with a variety of correspondent banks. As of December 31, 2016, there were no outstanding balances on these lines of credit. The parent company also maintains a $5.0 million unsecured line of credit with a bank.

13. FEDERAL HOME LOAN BANK ADVANCES
As a member of the FHLB, the Bank has access to numerous borrowing programs with total credit availability established at 25% of total quarter-end assets. FHLB advances are fully collateralized by pledges of certain qualifying real estate secured loans (see Note 4 - Cash and Cash Equivalents). The Bank also maintains a secured line of credit with the FHLB up to 25% of total assets or $500.7 million as of December 31, 2016 based on available collateral. As of December 31, 2016, the Bank’s borrowing capacity was $478.0 million of which $232.1 million was outstanding.

Table 13.1: Composition of FHLB Advances
	As of December 31,
	2016	2015
	($ in thousands)
FHLB advances	$232,097	$107,579
FHLB purchase accounting mark	—	2,508
FHLB total	$232,097	$110,087
Weighted average outstanding effective interest rate	1.12%	1.62%

In August 2016, the Bank prepaid a long-term FHLB advance that was entered into during late 2015. This $10.0 million advance had a coupon rate of 1.67% and a final maturity of August 15, 2019 . The cost to terminate the debt instrument was $155.0 thousand.
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

Table 13.2: FHLB Advances Average Balances
	For the Year Ended December 31,
	2016	2015	2014
	($ in thousands)
Average FHLB advances during the period	$106,882	$109,967	$63,108
Average effective interest rate paid during the period	1.48%	1.48%	1.67%
Maximum month-end balance outstanding	$232,097	$127,696	$101,169

Table 13.3: Contractual Maturities of FHLB Advances
	As of December 31,
	2016	2015
	($ in thousands)
Within one year	$156,000	$15,000
1 - 2 years	7,500	7,500
2 - 3 years	9,906	7,500
3 - 4 years	15,000	25,869
4 - 5 years	6,556	15,000
5+ years	37,135	36,710
Total FHLB advances	$232,097	$107,579

14. LONG-TERM BORROWINGS

Table 14: Long-term Borrowings Detail
	As of December 31,
	2016	2015
	($ in thousands)
Subordinated debt	$25,000	$25,000
Less: debt issuance costs	(385)	—
Trust preferred capital notes	10,310	10,310
Trust preferred capital notes purchase accounting mark	(2,287)	(2,426)
Long-term borrowings	$32,638	$32,884

In October 2015, the Company issued $25.0 million in Subordinated Debt. As part of the use of proceeds, the Company paid off $2.5 million of existing subordinate debt at the Bank. The Subordinated Debt has a maturity of ten years, is due in full on October 15, 2025, and bears interest at 6.00% per annum, payable quarterly. As of December 31, 2015, there was $483.0 thousand of debt issuance costs carried in other assets.
Under current regulatory guidelines, the Subordinated Debt may constitute no more than 25% of total Tier 1 Capital. Any amount not eligible to be counted as Tier 1 Capital is considered to be Tier 2 Capital. As of December 31, 2016 and December 31, 2015, the entire amount of Subordinated Debt was considered Tier 2 Capital.
On June 30, 2003, Alliance invested $310.0 thousand as common equity into a wholly-owned Delaware statutory business trust (the “Trust”). Simultaneously, the Trust privately issued $10.0 million face amount of thirty-year floating rate trust preferred capital securities (the “Trust Preferred Capital Notes”) in a pooled trust preferred capital securities offering. The Trust used the offering proceeds, plus the equity, to purchase $10.3 million principal amount of Alliance’s floating rate junior subordinated debentures due 2033 (the “Subordinated Debentures”). Both the Trust Preferred Capital Notes and the Subordinated Debentures are callable at any time, without penalty. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rates as of December 31, 2016 and December 31, 2015 were 4.11% and 3.66%, respectively. The Trust Preferred Capital Notes are guaranteed by the Company on a subordinated basis, and were recorded on the Company’s books at the time of the Alliance acquisition at a discounted amount of $7.5 million, which was the fair value of the instruments at the time of the acquisition. The $2.5 million discount is being expensed monthly over the life of the obligation. Under the indenture governing the Trust Preferred Capital Notes, the Company has the right to defer payments of interest for up to twenty consecutive quarterly periods. As of December 31, 2016, the Company was current on all interest payments.
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
In February 2015, the Company redeemed $4.4 million (4,449 shares), or 25% of the initial $17.8 million of the outstanding Series D Preferred Stock issued to the U.S. Treasury under the SBLF Program. The shares were redeemed at their liquidation value of $1,000 per share plus accrued dividends, for a total redemption price of $4.5 million. In October 2015, the Company redeemed the remaining $8.9 million (8,898 shares) or 50% of the initial $17.8 million outstanding of the Series D Preferred Stock. These shares were redeemed at their liquidation value of $1,000 per share plus accrued dividends, for a total redemption price of $8.9 million. As of December 31, 2016 and 2015, there were no shares of Series D Preferred Stock outstanding.
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
The Company has warrants outstanding to purchase 63,689 shares of common stock at a share price equal to $10.30. These warrants have been retroactively adjusted to reflect the effect of all stock dividends and expire if not exercised on or before June 15, 2020.
In connection with the 1st Portfolio Acquisition, on July 31, 2015, the Company issued 916,382 shares of the Company’s common stock at a value of $17.05 as merger consideration to former stockholders of 1st Portfolio Holding Corporation. In accordance with the Agreement and Plan of Reorganization (the “Merger Agreement”), 47,895 of these shares were held in escrow until July 31, 2016 as security for the indemnification obligations of the FP Indemnity Security Holders as more particularly described in the Merger Agreement, and to make any payments to the Company as provided in therein. On August 1, 2016, all 47,895 shares held in escrow for indemnification obligations were released to their respective owners as per the agreement.
The Company commenced paying cash dividends in 2014. In the fourth quarter 2016, the Company increased the quarterly cash dividend to seven cents ($0.07) per share, which was paid on January 3, 2017. Although the Company expects to declare and pay quarterly cash dividends in the future, any such dividend would be at the discretion of the Board of Directors of the Company and would be subject to various federal and state regulatory limitations.

On November 22, 2016, the Company declared a five percent (5%) stock dividend on the Company’s outstanding shares of voting and non-voting common stock. The dividend shares were issued on December 28, 2016 to stockholders of record at the close of business on December 13, 2016. The Company paid cash in lieu of fractional shares.

16. SHARE BASED COMPENSATION
The Company maintains the 2010 Equity Compensation Plan (the “2010 Equity Plan”). Pursuant to the terms of the 2010 Equity Plan, all shares of common stock of the Company remaining unissued under the prior plans were canceled, and an identical number of shares of the Company’s common stock were reserved for issuance under the 2010 Equity Plan. The 2010 Equity Plan gives the Personnel/Compensation Committee of the Company the ability to grant Incentive Stock Options, Non-Qualified Stock Options, Stock Appreciation Rights, Restricted Stock, and Stock Awards to employees and non-employee directors.
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
For the year ended December 31, 2016, the Company recognized $551.0 thousand in expense, compared to $405.0 thousand and $215.0 thousand in expenses for 2015 and 2014, respectively, related to these awards. The total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan as of December 31, 2016 was $1.5 million, compared to $1.4 million and $0.5 million for 2015 and 2014, respectively. The cost is expected to be recognized over a weighted average period of 3.6 years.

Table 16.1: Stock Options
	For the Year Ended December 31,
	2016		2015 (1)		2014 (1)
	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price
Outstanding, beginning of year	663,648	$11.56	575,079	$10.44	670,768	$10.19
Options granted or exchanged	87,450	20.04	156,643	14.70	—	—
Exercised	(91,671)	11.19	(64,693)	8.74	(89,189)	8.59
Canceled or forfeited	(23,217)	14.72	(3,381)	12.41	(6,500)	9.75
Outstanding, end of period	636,210	$12.71	663,648	$11.56	575,079	$10.44
Exercisable at end of period	260,010	$11.68	319,152	$11.30	320,439	$10.81
(1) Adjusted for 5% stock dividend

Table 16.2: Fair Value Assumptions for Stock Option Awards
	For the Year Ended December 31,
	2016	2015
Weighted-average risk-free interest rate	1.46%	2.20%
Expected dividend yield	1.14%	1.24%
Weighted-average expected volatility	52.45%	59.75%
Weighted-average expected life (in years)	7.0 years	10.0 years
Weighted-average fair value of each option granted	$9.55	$9.94

Table 16.3: Stock Options Outstanding
	As of December 31, 2016
	Outstanding		Exercisable
Range of Exercise Prices	Stock Options	Weighted-Average Remaining Contractual Life	Stock Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$8.00 - $9.99	199,939	5.2	17,618	2.9	$8.27
$10.00 - $10.99	99,098	5.4	66,482	5.0	10.10
$11.00 - $11.99	97,812	0.9	97,812	0.9	11.50
$13.00 - $13.99	56,000	0.7	51,944	0.5	13.21
$14.00 - $14.99	6,340	2.1	4,230	2.1	14.89
$15.00 - $15.99	78,073	7.5	19,309	6.5	15.23
$18.00 - $21.99	98,948	9.2	2,615	8.9	19.71
	636,210	5.1	260,010	2.5	$11.68

As of December 31, 2016, 2015, and 2014, the intrinsic value of stock options outstanding was $10.2 million, $6.5 million, and $2.2 million, respectively.

Table 16.4: Non-Vested Restricted Stock
	For the Year Ended December 31,
	2016		2015		2014
	Non-vested Restricted Stock	Weighted-Average Grant Date Fair Value	Non-vested Restricted Stock	Weighted-Average Grant Date Fair Value	Non-vested Restricted Stock	Weighted-Average Grant Date Fair Value
Outstanding, beginning of year	44,496	$8.91	64,479	$9.13	34,599	$9.09
Granted	—	—	1,260	19.71	42,173	13.63
Canceled	(1,199)	13.45	(2,978)	13.49	(3,781)	8.68
Vested and issued	(15,090)	10.44	(18,265)	10.04	(8,512)	9.00
Outstanding, end of period	28,207	$7.90	44,496	$8.91	64,479	$9.13

17. COMMITMENTS AND CONTINGENCIES
Credit Extension Commitments
Various commitments to extend credit are made in the normal course of banking business. Letters of credit are also issued for the benefit of customers. These commitments are subject to loan underwriting standards and geographic boundaries consistent with the Company's loans outstanding. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
As of December 31, 2016, the Bank has $15.7 million in fixed rate commitments and $392.2 million in variable rate commitments.

Table 17: Outstanding Commitments to Extend Credit
	As of December 31,
	2016	2015
	($ in thousands)
Unused lines of credit as of period ended:
Loans held for sale	$2,746	$3,613
Commercial	197,750	109,143
Commercial real estate	158,972	145,022
Residential real estate	727	772
Home equity	45,782	42,036
Personal lines of credit	1,940	2,799
Total outstanding commitments to extend credit	$407,917	$303,385

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
Investment in Affordable Housing Project
The Bank has committed $1.0 million to VCDC, a non-profit organization that seeks to gather capital from investors to build and operate low income housing programs. The Bank’s commitment is split evenly between two funds: the Housing Equity Fund of Virginia XVII, L.L.C (“Fund XVII”) and the Housing Equity Fund of Virginia XVIII, L.L.C. (“Fund XVIII”). The expected return on these two funds is in the form of tax credits and tax deductions from operating losses. The principal risk associated with such an investment results from potential noncompliance with the conditions in the tax law to qualify for the tax benefits, which could result in recapture of the tax benefits. As of December 31, 2016, the Bank had disbursed $491 thousand and $111 thousand to Fund XVII and Fund XVIII, respectively, as a result of investor capital calls. The Bank expects to make additional capital investments of $10 thousand by the end of 2017 for Fund XVII and additional capital investments of $390 thousand by the end of 2018 for Fund XVIII. The Bank accounts for the capital already disbursed in Other Assets on the balance sheet, and records related income using the effective interest method.
Representations and Warranties for Mortgage Loans Sold
The Mortgage Company maintains a reserve for the potential repurchase of residential mortgage loans, which amounted to $309 thousand as of December 31, 2016 and $313 thousand as of December 31, 2015. These amounts are included in other liabilities in the accompanying Consolidated Balance Sheets. Changes in the balance of the reserve are a component of other expenses in the accompanying Consolidated Statements of Operations. The reserve is available to absorb losses on the repurchase of loans sold related to document and other fraud, early payment default and early payoff. Through December 31, 2016, no reserve charges have occurred related to fraud.
Other Contractual Arrangements
The Bank is party to a contract dated October 7, 2010, with Fiserv, for core data processing and item processing services integral to the operations of the Bank. Under the terms of the agreement, the Bank may cancel the agreement subject to a substantial cancellation penalty based on the current monthly billing and remaining term of the contract. The initial term of services provided shall end seven years following the date services are first used. Services were first provided beginning May 16, 2011 and will expire on May 15, 2018. The Bank expects to pay Fiserv approximately $2.0 million over the remaining life of the contract.

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
Since the derivative instruments are not designated as hedging instruments, the fair value of the derivatives are recorded by the Mortgage Company as a freestanding asset or liability with the change in value being recognized in current net income during the period of change. As of December 31, 2016, and December 31, 2015, the Mortgage Company had open forward contracts with a notional value of $36.5 million and $35.0 million, respectively. The open forward delivery contracts are composed of forward sales of MBS. The fair value of these open forward contracts was an asset of $17.1 thousand and a liability of $27.7 thousand as of December 31, 2016 and December 31, 2015, respectively. Certain additional risks arise from these forward delivery contracts in that the counterparties to the contracts may not be able to meet the terms of the contracts. The Mortgage Company does not expect any counterparty to fail to meet its obligation. Additional risks inherent in mandatory delivery programs include the risk that if the Mortgage Company does not close the loans subject to interest rate risk lock commitments, they will be obligated to deliver MBS to the counterparty under the forward sales agreement. Should this be required, the Mortgage Company could incur significant costs in acquiring replacement loans or MBS and such costs could have an adverse effect on mortgage banking operations in future periods.
IRLCs totaled $29.6 million and $35.4 million (notional amount) as of December 31, 2016, and December 31, 2015, respectively. Fair values of these best efforts commitments were $0.2 million and $0.1 million as of December 31, 2016, and December 31, 2015, respectively.
Loans Held for Sale Loss Contingencies

The Mortgage Company makes representations and warranties that loans sold to investors meet its program’s guidelines and that the information provided by the borrowers is accurate and complete. In the event of a default on a loan sold, the investor may make a claim for losses due to document deficiencies, program compliance, early payment default, and fraud or borrower misrepresentations. The Mortgage Company maintains a reserve in other liabilities for potential losses on mortgage loans sold. Management performs a quarterly analysis to determine the adequacy of the reserve. As of December 31, 2016, and December 31, 2015, the balance in this reserve totaled $0.3 million and $0.3 million, respectively.

18. RELATED PARTY TRANSACTIONS
The aggregate amount of loans outstanding to employees, officers, directors, and to companies in which the Company’s directors were principal owners, amounted to $23.5 million, or 1.5% of total loans, and $23.7 million, or 1.8% of total loans, as of December 31, 2016 and December 31, 2015, respectively. For the year ended December 31, 2016, principal advances to related parties totaled $5.5 million and principal repayments and other reductions totaled $6.0 million.
Total deposit accounts with related parties totaled $29.9 million and $26.7 million as of December 31, 2016 and December 31, 2015, respectively.

19. INCOME TAXES
The Company and its subsidiaries are subject to U.S. federal income tax and state income tax in those jurisdictions where they operate. The Bank is not subject to state income tax in its primary place of business (Virginia), rather it is subject to Virgina franchise tax. The Company is no longer subject to examination by Federal or State taxing authorities for the years before December 31, 2013. As of December 31, 2016 and December 31, 2015 the Company did not have any unrecognized tax benefits. The Company does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other non-interest expense. As of December 31, 2016 and December 31, 2015, the Company does not have any amounts accrued for interest and/or penalties.

Table 19.1: Components of Income Tax Expense
	For the Year Ended December 31,
	2016	2015	2014
	($ in thousands)
Current:
Federal	$8,707	$6,519	$2,903
State	869	488	249
Total current tax expense (benefit)	$9,576	$7,007	$3,152
Deferred:
Federal	$881	$(525)	$1,142
State	(326)	(13)	59
Total deferred tax expense (benefit)	$555	$(538)	$1,201
Total income tax expense (benefit)	$10,131	$6,469	$4,353

Table 19.2: Components of Income Tax Expense (Benefit)
	For the Year Ended December 31,
	2016	2015	2014
	($ in thousands)
Current tax expense (benefit)	$9,576	$7,007	$3,152
Deferred tax expense (benefit)	555	(538)	1,201
Tax expense (benefit) recorded in OCI	(1,383)	(351)	1,061
Total income tax expense/(benefit)	$8,748	$6,118	$5,414

Table 19.3: Reconciliation of Income Tax Expense at Statutory Tax Rate to Actual Tax Expense
	For the Year Ended December 31,
	2016	2015	2014
	($ in thousands)
Tax expense at statutory rate	$9,848	$6,553	$4,684
Increase (decrease) due to:
State income tax, net of federal tax benefit	353	305	97
Deferred income tax expense rate change	35	(211)	—
Earnings on bank-owned life insurance	(126)	(131)	(124)
Tax-exempt interest, net	(35)	(26)	(35)
Tax credits	(90)	—	—
Nondeductible expenses	89	20	16
Stock option expense	135	56	29
Change in valuation allowance	(264)	64	(432)
Other	186	(161)	118
Income tax expense	$10,131	$6,469	$4,353
Statutory tax rate	35.0%	35.0%	34.0%
Effective tax rate	36.0%	34.5%	31.6%

Table 19.4: Components of Deferred Tax Assets and Liabilities
	As of December 31,
	2016	2015
	($ in thousands)
Deferred tax assets:
Net operating loss carry forwards	$2,120	$2,987
Tax credit carry forwards	251	251
Unrealized losses on available-for-sale securities	1,492	110
Bad debts	5,018	4,507
Other real estate owned	59	—
Acquisition fair value adjustments	—	435
Nonaccrual loan interest	321	651
Compensation related	1,614	971
Deferred rent	940	574
Other	209	80
Valuation allowance	—	(264)
Total deferred tax assets	12,024	10,302
Deferred tax liabilities:
Deferred loan costs	(1,795)	(1,446)
Acquisition fair value adjustments	(517)	—
Depreciation	(653)	(671)
Intangibles amortization	(115)	(69)
Other	—	—
Total deferred tax liabilities	(3,080)	(2,186)
Net deferred tax assets	$8,944	$8,116

The net operating loss carry forward acquired in conjunction with the First Liberty Bancorp acquisition in 2006 is subject to annual limits under Section 382 of the Internal Revenue Code of $0.3 million and expires in 2025. In conjunction with the acquisition of Alliance in 2012, the net operating loss carry forward is subject to annual limits under Section 382 of the Internal Revenue Code of $0.8 million and begins to expire in 2029.

In accordance with ASC Topic 740, the Company may establish a reserve against deferred tax assets in those cases where realization is less than certain, although no such reserves exist at December 31, 2016.

20. REGULATORY MATTERS
The Company and Bank are subject to regulatory capital requirements of federal banking agencies. Failure to meet minimum capital requirements can result in mandatory—and possibly additional discretionary—actions by regulators that could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital requirements that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of Total, Common Equity Tier 1 and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, in each case as those terms are defined in the regulations. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios, as set forth in the table below. Additionally, under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over three years beginning in 2016. We have included the 0.625% increase for 2016 in our minimum capital adequacy ratios in the table below. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019.
As of December 31, 2016, management believes the Company and Bank satisfied all capital adequacy requirements to which it was subject to and that the Company and Bank were “well capitalized” under the regulatory framework for prompt corrective action. As of December 31, 2016, the Company and Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if all such requirements were currently in effect. The capital buffer provisions as of December 31, 2016, are presented in the table below as well.

Table 20: Capital Amounts, Ratios and Regulatory Requirements Summary
	Actual		To Be Well Capitalized Under Prompt Corrective Action Provisions		For Minimum Capital Adequacy Purposes		For Minimum Capital Adequacy Purposes with Capital Buffer (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of December 31, 2016:
Total risk-based capital ratio
Consolidated	$228,383	13.99%	n/a	n/a	$130,612	>8.0%	$140,816	>8.625%
Bank	214,512	13.15%	$163,182	>10.0%	130,545	>8.0%	140,744	>8.625%
Tier 1 risk-based capital ratio
Consolidated	189,492	11.61%	n/a	n/a	97,959	>6.0%	108,163	>6.625%
Bank	200,621	12.29%	130,545	>8.0%	97,909	>6.0%	108,108	>6.625%
Common Equity Tier 1 risk-based capital ratio
Consolidated	182,021	11.15%	n/a	n/a	73,469	>4.5%	83,673	>5.125%
Bank	200,621	12.29%	106,068	>6.5%	73,432	>4.5%	83,631	>5.125%
Tier 1 leverage ratio
Consolidated	189,492	10.14%	n/a	n/a	74,718	>4.0%	n/a	n/a
Bank	200,621	10.74%	93,373	>5.0%	74,699	>4.0%	n/a	n/a

As of December 31, 2015:
Total risk-based capital ratio
Consolidated	$209,962	14.86%	n/a	n/a	$113,022	>8.0%	n/a	n/a
Bank	193,214	13.70%	$141,050	>10.0%	112,840	>8.0%	n/a	n/a
Tier 1 risk-based capital ratio
Consolidated	172,673	12.22%	n/a	n/a	84,766	>6.0%	n/a	n/a
Bank	180,925	12.83%	112,840	>8.0%	84,630	>6.0%	n/a	n/a
Common Equity Tier 1 risk-based capital ratio
Consolidated	164,789	11.66%	n/a	n/a	63,575	>4.5%	n/a	n/a
Bank	180,925	12.83%	91,683	>6.5%	63,473	>4.5%	n/a	n/a
Tier 1 leverage ratio
Consolidated	172,673	10.67%	n/a	n/a	64,730	>4.0%	n/a	n/a
Bank	180,925	11.19%	80,808	>5.0%	64,646	>4.0%	n/a	n/a
(1) Capital Buffer is not applicable to Tier 1 leverage ratio or any periods prior to January 1, 2016

21. EARNINGS PER SHARE
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

Table 21: Basic and Dilutive Earnings Per Share
	For the Year Ended December 31,
	2016	2015	2014
	($ in thousands, except for per share amounts)
Net income	$18,007	$12,255	$9,424
Less: SBLF dividends	—	(74)	(161)
Net income available to common shareholders	$18,007	$12,181	$9,263

Weighted average number of shares outstanding (2)	12,854,011	10,593,573	8,508,958
Effect of dilutive shares (1) (2)	254,236	187,861	198,320
Diluted weighted average number of shares outstanding (2)	13,108,247	10,781,434	8,707,278

Basic earnings per share (2)	$1.40	$1.15	$1.09
Diluted earnings per share (2)	$1.37	$1.13	$1.06
(1) All restricted stock, stock options and warrants were dilutive for the periods presented
(2) Prior periods adjusted for stock dividend

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
Participants are vested in the Company’s discretionary matching contributions evenly over a 3 year period and are fully vested in future Company matching contributions after three years of employment. The company incurred expenses of $0.8 million, $0.7 million and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively, under the 401(k). The Company also provides a benefit package which includes health, dental and optical insurance, 401K plan, life and long term disability insurance. Additionally, WashingtonFirst maintains a stock-based compensation plan for employees of WashingtonFirst.

In August 2013, the Compensation Committee of the Company approved the terms of a SERP for certain of the Bank’s executive officers. The intent of the SERP is to provide retirement benefits to selected executives upon retirement or other qualifying separation from service. In 2014 the Bank entered into separate agreements under the SERP (the “SERP Agreements”) with six of its executive officers. Generally, the SERP Agreements provide retirement benefits computed as a percentage of the executive’s annual compensation at a defined retirement age or earlier separation from service, and payable in monthly installments over a specified period of time. The SERP Agreements are unfunded arrangements maintained primarily to provide supplemental retirement benefits and comply with Section 409A of the IRS Code. For the year ended December 31, 2016, 2015 and 2014, the Company recorded benefit expense of $0.4 million, $0.3 million and $0.2 million respectively for this post retirement benefit.

23. OTHER OPERATING EXPENSES

Table 23: Consolidated Statement of Operations - Other Operating Expenses Detail
	For the Year Ended December 31,
	2016	2015	2014
	($ in thousands)
Other real estate owned expenses	$319	$21	$391
Business and franchise tax	1,358	1,005	824
Advertising and promotional expenses	1,070	801	665
FDIC premiums	1,002	862	866
Postage, printing and supplies	216	179	213
Directors' fees	415	362	289
Insurance	224	217	114
Amortization of intangibles	269	213	158
Other	1,327	892	994
Other expenses	$6,200	$4,552	$4,514

24. FAIR VALUE DISCLOSURES
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
Net transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period. There were no transfers within the fair value hierarchy for fair value measurements of the Company's investment securities during the year ended December 31, 2016 or 2015.
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
Fair Value Classification and Transfers
Fair values estimated by management in the absence of readily determinable fair values are classified as Level 3. As of December 31, 2016, the Company's Level 3 assets and liabilities recorded were $10.1 million or approximately 0.5% of total assets and 3.5% of financial instruments measured at fair value. As of December 31, 2015, level 3 assets and liabilities were at $16.6 million or approximately 1.0% of total assets and 7.0% of financial instruments measured at fair value.
The following tables present information about the Company's assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2016 and December 31, 2015, respectively, and indicate the fair value hierarchy of the valuation techniques used by the Company to determine such fair value:

Table 24.1: Summary of Assets and Liabilities Measured at Fair Value
	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
	($ in thousands)
Recurring:
Assets:
U.S. Treasuries	$8,078	$—	$—	$8,078
U.S. Government agencies	—	98,476	—	98,476
Mortgage-backed securities	—	68,951	—	68,951
Collateralized mortgage obligations	—	78,818	—	78,818
Taxable state and municipal securities	—	11,292	—	11,292
Tax-exempt state and municipal securities	—	14,589	—	14,589
Financial derivatives	—	—	318	318
Total recurring assets at fair value	$8,078	$272,126	$318	$280,522
Liabilities:
Financial derivatives	$—	$—	$105	$105
Total recurring liabilities at fair value	$—	$—	$105	$105
Nonrecurring:
Assets:
Loans held for investment (1)	$—	$—	$8,256	$8,256
Other real estate owned	—	—	1,428	1,428
Total nonrecurring assets at fair value	$—	$—	$9,684	$9,684

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
	($ in thousands)
Recurring:
Assets:
U.S. Treasuries	$9,618	$—	$—	$9,618
U.S. Government agencies	—	96,016	—	96,016
Mortgage-backed securities	—	58,876	—	58,876
Collateralized mortgage obligations	—	40,398	—	40,398
Taxable state and municipal securities	—	10,853	—	10,853
Tax-exempt state and municipal securities	—	4,352	—	4,352
Financial derivatives	—	—	93	93
Total recurring assets at fair value	$9,618	$210,495	$93	$220,206
Liabilities:
Financial derivatives	—	—	27	27
Total recurring liabilities at fair value	$—	$—	$27	$27
Nonrecurring:
Assets:
Loans held for investment (1)	$—	$—	$16,521	$16,521
Other real estate owned	—	—	—	—
Total nonrecurring assets at fair value	$—	$—	$16,521	$16,521
(1) Represents the impaired loans, net of allowance, that have been individually evaluated and reserved for.

Table 24.2: Fair Value Inputs, Assets, Quantitative Information
As of December 31, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
($ in thousands)
Loans held for investment (1)	$8,256	Appraisal	Appraisal Adjustments	0%-43% (6%)
			Cost to Sell	0%-10% (6%)
			Time to Liquidate (Mo.)	0-12 mo (9 mo.)
			Probability of Default	5%-100% (51%)

Other real estate owned	1,428	Appraisal	Appraisal Adjustment	0%-10% (10%)
			Cost to Sell	0-5% (5%)

As of December 31, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
($ in thousands)
Loans held for investment (1)	$16,521	Appraisal	Appraisal Adjustments	0%-43% (12%)
			Cost to Sell	0%-10% (7%)
			Probability of Default	1%-100% (51%)
			Time to Liquidate (Mo.)	0-12 mo (9 mo.)
(1) Represents the impaired loans, net of allowance, that have been individually evaluated and reserved for.

The recurring Level 3 assets and liabilities are related to the fair value of the interest rate locks recorded by the Mortgage Company (acquired in July 2015). These derivatives represent the fair value of the interest rate locks and forward sales contracts of mortgage backed securities. The fair value utilizes market pricing for the valuation with the unobservable inputs being the estimated pull-through percentages which ranges from 70% to 90%. For more information on these derivatives, see Part II, Note 15 - Commitments and Contingencies. There were no significant transfers in or out of level 3 as of December 31, 2016, and December 31, 2015, respectively.

Table 24.3: Estimated Fair Values and Carrying Values for Financial Assets, Liabilities and Commitments
	December 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ in thousands)
Assets:
Cash and cash equivalents	$97,373	$97,373	$62,753	$62,753
Investment securities	280,204	280,204	220,113	220,113
Restricted Stock	11,726	11,726	6,128	6,128
Loans held for sale	32,109	32,985	36,494	37,389
Loans held for investment, net	1,520,961	1,546,652	1,295,794	1,334,205
Bank-owned life insurance	13,880	13,880	13,521	13,521
Derivatives	318	318	93	93
Liabilities:
Time deposits	525,161	525,149	440,129	440,584
Other borrowings	5,852	5,852	6,942	6,942
FHLB advances	232,097	232,264	110,087	112,994
Long-term borrowings	32,638	44,188	32,884	44,309
Derivatives	105	105	27	27
Off-balance sheet instruments	—	—	—	—

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

25. FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

Table 25.1: WashingtonFirst Bankshares, Inc. (PARENT ONLY) - Condensed Balance Sheets
	As of December 31,
	2016	2015
	($ in thousands)
Assets:
Cash and cash equivalents	$13,408	$16,398
Investment in bank subsidiary	212,553	195,405
Other assets	2,119	1,767
Total Assets	$228,080	$213,570
Liabilities and Shareholders' Equity:
Liabilities:
Accrued interest payable	$344	$384
Long-term borrowings	32,638	32,884
Deferred tax liability, net	724	909
Other liabilities	1,714	798
Total Liabilities	35,420	34,975
Shareholders' Equity:
Total Shareholders’ Equity	192,660	178,595
Total Liabilities and Shareholders' Equity	$228,080	$213,570

Table 25.2: WashingtonFirst Bankshares, Inc. (PARENT ONLY) - Condensed Statement of Operations and Comprehensive Income
	For the Year Ended December 31,
	2016	2015	2014
	($ in thousands)
Interest income:
Dividends from subsidiary	$—	$—	$—
Other interest income	41	70	59
Total interest income	41	70	59
Interest expense	2,131	867	480
Net interest income	(2,090)	(797)	(421)
Non-interest income:
Other income	66	—	—
Total non-interest income	66	—	—
Non-interest expense:
Merger expenses	—	4	—
Other operating expenses	1,638	2,532	2,254
Total other expenses	1,638	2,536	2,254
(Loss)/income before provision income taxes	(3,662)	(3,333)	(2,675)
Income tax benefit	1,343	1,192	957
Net (loss)/income before undistributed income of subsidiaries	(2,319)	(2,141)	(1,718)
Equity in earnings of subsidiaries	20,326	14,396	11,142
Net income	18,007	12,255	9,424
Accumulated other comprehensive income in subsidiary	(2,452)	(561)	1,943
Comprehensive Income	$15,555	$11,694	$11,367

Table 25.3: WashingtonFirst Bankshares, Inc. (PARENT ONLY) - Condensed Statements of Cash Flows
	For the Year Ended December 31,
	2016	2015	2014
	($ in thousands)
Cash flows from operating activities:
Net income	$18,007	$12,255	$9,424
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Undistributed income of subsidiaries	(20,326)	(14,396)	(11,142)
Amortization	139	138	139
Bank to parent dividend	1,470	275	—
Net change in:
Other assets	84	4,825	(2,970)
Other liabilities	(259)	(1,089)	744
Net cash (used in) / provided by operating activities	(885)	2,008	(3,805)
Cash flows from investing activities:
Investment in subsidiaries	—	(50,500)	1,128
Net cash (used in) / provided by investing activities	—	(50,500)	1,128
Cash flows from financing activities:
Proceeds from stock issuance - private placement	—	—	20,490
Proceeds from issuance of common stock, net	—	31,153	—
Proceeds from exercise of stock options	837	566	766
Net increase / (decrease) in long-term borrowings	—	25,000	—
Repurchase of Preferred Stock	—	(13,347)	(4,449)
Cash dividends paid	(2,934)	(1,894)	(1,259)
Dividends paid - cash portion for fractional shares on 5% dividend	(8)	—	(5)
Preferred stock dividends paid	—	(74)	(161)
Net cash provided by financing activities	(2,105)	41,404	15,382
Net increase / (decrease) in cash and cash equivalents	(2,990)	(7,088)	12,705
Cash and cash equivalents at beginning of period	16,398	23,486	10,781
Cash and cash equivalents at end of period	$13,408	$16,398	$23,486

26. QUARTERLY FINANCIAL INFORMATION (Unaudited)

Table 26.1: Quarterly Income Statements - 2016
	2016 Quarter Ended
	Dec. 31	Sept. 30	Jun. 30	Mar. 31
	($ in thousands, except per share amounts)
Interest income	$19,185	$18,936	$18,182	$17,544
Interest expense	3,206	3,093	3,181	2,991
Net interest income	15,979	15,843	15,001	14,553
Provision for loan losses	1,240	1,035	980	625
Net interest income after provision for loan losses	14,739	14,808	14,021	13,928
Non-interest (loss)/income	5,568	8,666	8,490	4,781
Non-interest expense	13,216	15,611	15,535	12,501
Income before income taxes	7,091	7,863	6,976	6,208
Provision for income taxes	2,347	2,922	2,578	2,284
Net income	$4,744	$4,941	$4,398	$3,924

Earnings per common share:
Basic earnings per common share	$0.37	$0.38	$0.34	$0.31
Fully diluted earnings per common share	$0.36	$0.37	$0.34	$0.30

Table 26.2: Quarterly Income Statements - 2015
	2015 Quarter Ended
	Dec. 31	Sept. 30	Jun. 30	Mar. 31
	($ in thousands, except per share amounts)
Interest income	$17,159	$16,462	$15,252	$14,310
Interest expense	2,827	2,300	2,080	2,004
Net interest income	14,332	14,162	13,172	12,306
Provision for loan losses	1,075	925	850	700
Net interest income after provision for loan losses	13,257	13,237	12,322	11,606
Non-interest (loss)/income	3,806	2,922	606	557
Non-interest expense	11,914	11,229	8,601	7,845
Income before income taxes	5,149	4,930	4,327	4,318
Provision for income taxes	1,607	1,774	1,560	1,528
Net income	$3,542	$3,156	$2,767	$2,790

Earnings per common share:
Basic earnings per common share	$0.31	$0.29	$0.28	$0.27
Fully diluted earnings per common share	$0.30	$0.29	$0.27	$0.27

27. SEGMENT REPORTING

Beginning in 2015, the Company has three reportable segments: traditional commercial banking, a mortgage banking business, and a wealth management business. The basis of segmentation is driven by the respective lines of business within the Company. Revenues from commercial banking operations consist primarily of interest earned on loans and investment securities and fees from deposit services. Mortgage banking operating revenues consist principally of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary market, and loan origination fee income. Wealth management operating revenues consist of fees for portfolio asset management and transactional fees charged to clients. The commercial banking segment provides the mortgage banking segment with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest based on a premium over their cost to borrow funds. These transactions are eliminated in the consolidation process. The following table presents segment information for the year ended December 31, 2016. The Company did not have mortgage banking and wealth management segments prior to the acquisition of 1st Portfolio Holding Corporation in July 2015 - see Note 3

Acquisition Activities for more information. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Inter-segment transactions are recorded at cost and eliminated as part of the consolidation process. A management fee for operations and administrative support services is charged to amongst subsidiaries and eliminated in the consolidated totals.

Table 27.1: Segment Reporting - 2016 (YTD)
	For the Year Ended December 31, 2016
	Commercial Bank	Mortgage Bank	Wealth Management	Other (1)	Consolidated Totals
	($ in thousands)
Revenue:
Interest income	$73,340	$1,790	$—	$(1,283)	$73,847
Gain on sale of loans	—	18,329	—	—	18,329
Other revenue	3,008	4,265	1,837	66	9,176
Total revenue	$76,348	$24,384	$1,837	$(1,217)	$101,352

Expenses:
Interest expense	$10,378	$1,283	$3	$807	$12,471
Salaries and employee benefits	18,376	14,961	974	872	35,183
Other expenses	21,084	3,306	431	739	25,560
Total expenses	$49,838	$19,550	$1,408	$2,418	$73,214

Income/(loss) before provision for income taxes	$26,510	$4,834	$429	$(3,635)	$28,138

Total assets	$1,952,964	$46,185	$3,868	$(106)	$2,002,911
(1) Includes parent company and intercompany eliminations

Table 27.2: Segment Reporting - 2015 (YTD)
	For the Year Ended December 31, 2015
	Commercial Bank	Mortgage Bank	Wealth Management	Other (1)	Consolidated Totals
	($ in thousands)
Revenue:
Interest income	$62,960	$401	$—	$(178)	$63,183
Gain on sale of loans	174	4,471	—	—	4,645
Other revenue	4,379	760	695	(2,588)	3,246
Total revenue	$67,513	$5,632	$695	$(2,766)	$71,074

Expenses:
Interest expense	$8,373	$219	$—	$619	$9,211
Salaries and employee benefits	19,117	3,671	334	—	23,122
Other expenses	18,498	818	181	520	20,017
Total expenses	$45,988	$4,708	$515	$1,139	$52,350

Income/(loss) before provision for income taxes	$21,525	$924	$180	$(3,905)	$18,724

Total assets	$1,673,612	$47,801	$3,010	$(49,957)	$1,674,466
(1) Includes parent company and intercompany eliminations

During the year ended December 31, 2016, the mortgage subsidiary originated $772.1 million of total loan volume compared to $213.4 million for the year ended December 31, 2015. Wealth Advisors’ assets under management grew to $297.4 million as of December 31, 2016, from $226.7 million as of December 31, 2015.

28. SUBSEQUENT EVENTS

On December 19, 2016, the Bank’s application to become a member of the Federal Reserve Bank of Richmond was approved. As a member bank of the Federal Reserve, the Bank is required to subscribe to Federal Reserve Stock in the amount equivalent to six percent of its capital and surplus. In conjunction with this requirement, the Company purchased 93,310 shares of Federal Reserve Stock at a cost of $4.7 million on January 6, 2017. As a result of becoming a member of the Federal Reserve, the Company’s primary federal regulator is now the Federal Reserve.

On February 22, 2017, the Company, entered into an Exchange Agreement with Castle Creek Capital Partners IV, LP (“Castle Creek”) providing for the exchange of 591,898 shares of the Company’s Non-Voting Common Stock, Series A, par value $.01 per share (“Non-Voting Common Stock”), for 591,898 shares of the Company’s voting common stock, par value $.01 per share (“Voting Common Stock”). The Company also entered into an Exchange Agreement with Endicott Opportunity Partners III, L.P. (“Endicott”) providing for the exchange of 500,000 shares of the Company’s Non-Voting Common Stock for 500,000 shares of the Company’s Voting Common Stock. The Non-Voting Common Stock was originally issued to Castle Creek and Endicott (referred to herein together as the “Investors”) in a private placement transaction that was completed on December 21, 2012, and was issued to enable the equity ownership of Castle Creek and Endicott to comply with applicable banking laws and regulations. Pursuant to the terms of the Company’s Amended and Restated Articles of Incorporation (the “Articles of Incorporation”) the Non-Voting Common Stock was convertible into Voting Common Stock, subject to certain limitations. The number of shares that the Investors received pursuant to the Exchange Agreements is equal to the number of shares of Voting Common Stock that the Investors would have received upon conversion of the Non-Voting Common Stock. The exchange transactions were effected because the Non-Voting Common Stock could only be converted at the time of a transfer or sale of the Non-Voting Common Stock that satisfied certain conditions set forth in the Articles of Incorporation. The Voting Common Stock issued upon exchange of the Non-Voting Common Stock was offered and exchanged in reliance on exemptions from registration provided by the Securities Act of 1933, as amended (the “Securities Act”). Upon completion of the exchange transactions, Castle Creek had 591,898 shares of Voting Common Stock issued and outstanding, including unvested stock awards, and Endicott had 1,199,032 shares of Voting Common Stock issued and outstanding, including unvested stock awards. Copies of the Exchange Agreements are attached as Exhibits 10.21 and 10.22 to Form 8-K filed with the SEC on February 28, 2017. The foregoing description of the Exchange Agreements is a summary and is qualified in its entirety by reference to the complete text of the Exchange Agreements.

On February 28, 2017, the Company announced that its Board of Directors declared a cash dividend of seven cents ($0.07) per share payable on April 3, 2017, to stockholders of record as of March 13, 2017. The dividend payout will be approximately $904 thousand on 12.9 million shares of voting and non-voting common stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s periodic filings under the Exchange Act, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management on a timely basis to allow decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2016. Based on management’s assessment, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.
Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016.

Item 11. Executive Compensation
The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholders
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2016, regarding the Company’s equity compensation plans under which its equity securities (only common stock) are authorized for issuance:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise pricing of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a))
Equity compensation plan approved by security holders	664,417	$12.51	200,032
Equity compensation plan not approved by security holders	—	—	—
Total	664,417	$12.51	200,032

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016.

Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016.

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

4.4
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

4.12
Form of Indenture for Subordinated Debt Securities (including form of Note for Subordinated Debt Securities (incorporated herein by reference to Exhibit 4.7 to the Registration Statement on Form S-3 filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on February 26, 2015 (File No. 333-202318)).

4.13**	Form of Deposit Agreement (including Form of Depositary Share Certificate) with respect to Depositary Shares.

4.14**	Form of Preferred Stock Certificate.

4.15**	Form of Statement of Designations for series of Preferred Stock.

4.16**	Form of Warrant Agreement (including Form of Warrant Certificate) with respect to Warrants to Purchase Debt Securities, Preferred Stock, Depositary Shares, Common Stock or Units.

4.17**	Form of Unit Agreement.

4.18
Indenture, dated October 5, 2015, by and between WashingtonFirst Bankshares, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee (incorporated by reference herein to Exhibit 4.4 to Form 8-K filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on October 6, 2015 (File No. 001-35768)).

4.19	Forms of 6.00% Fixed-to-Floating Subordinated Notes due 2025 (included as Exhibit A-1 and Exhibit A-2 in Exhibit 4.20 incorporated by reference herein).

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

12*	Statement of Ratio of Combined Fixed Charges and Preferred Dividends to Earnings.

14*	Code of Ethics of WashingtonFirst Bankshares, Inc. dated November 21, 2016.

21*	Subsidiaries of the registrant.

23*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASHINGTONFIRST BANKSHARES, INC.
(Registrant)

/s/ Shaza L. Andersen	March 14, 2017
Shaza L. Andersen	Date
President & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Shaza L. Andersen	Director, President & Chief Executive Officer	March 14, 2017
Shaza L. Andersen	(Principal Executive Officer)

/s/ Matthew R. Johnson	Executive Vice President & Chief Financial Officer	March 14, 2017
Matthew R. Johnson	(Principal Financial and Accounting Officer)

/s/ Joseph S. Bracewell	Chairman of the Board of Directors	March 14, 2017
Joseph S. Bracewell

/s/ Charles E. Andrews	Director	March 14, 2017
Charles E. Andrews

/s/ Josephine S. Cooper	Director	March 14, 2017
Josephine S. Cooper

/s/ Stephen M. Cumbie	Director	March 14, 2017
Stephen M. Cumbie

/s/ John H. Dalton	Director	March 14, 2017
John H. Dalton

/s/ Richard D. Horn	Director and General Counsel	March 14, 2017
Richard D. Horn

/s/ Caren D. Merrick	Director	March 14, 2017
Caren D. Merrick

/s/ Larry D. Meyers	Director	March 14, 2017
Larry D. Meyers

/s/ Madhu K. Mohan, MD	Director	March 14, 2017
Madhu K. Mohan, MD

/s/ James P. Muldoon	Director	March 14, 2017
James P. Muldoon

/s/ William C. Oldaker	Director	March 14, 2017
William C. Oldaker

/s/ Joe R. Reeder	Director	March 14, 2017
Joe R. Reeder

/s/ Johnnie E. Wilson	Director	March 14, 2017
Johnnie E. Wilson