Form 10-Q
period 2017-03-31
WashingtonFirst Bankshares, Inc.
filed 2017-05-09
CIK 1476264

As filed with the Securities and Exchange Commission on May 8, 2017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or

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
Yes    ☒        No    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer        ☐                        Accelerated filer            ☒
Non-accelerated filer        ☐(Do not check if a smaller reporting company)    Smaller reporting company    ☐
Emerging growth company    ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    ☐        No    ☒

As of May 3, 2017, the registrant had outstanding 12,204,746 shares of voting common stock and 816,835 shares of non-voting common stock.

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

PART I

Item 1. Consolidated Financial Statements
WashingtonFirst Bankshares, Inc.
Consolidated Balance Sheets
(unaudited)

	March 31, 2017	December 31, 2016
	($ in thousands)
Assets:
Cash and cash equivalents:
Cash and due from bank balances	$3,607	$3,614
Federal funds sold	73,611	93,659
Interest bearing deposits	100	100
Cash and cash equivalents	77,318	97,373
Investment securities, available-for-sale, at fair value	297,847	280,204
Restricted stock, at cost	12,285	11,726
Loans held for sale, at lower of cost or fair value	28,250	32,109
Loans held for investment:
Loans held for investment, at amortized cost	1,596,296	1,534,543
Allowance for loan losses	(14,505)	(13,582)
Total loans held for investment, net of allowance	1,581,791	1,520,961
Premises and equipment, net	6,768	6,955
Goodwill	11,420	11,420
Identifiable intangibles	1,552	1,619
Deferred tax asset, net	7,958	8,944
Accrued interest receivable	5,511	5,243
Other real estate owned	832	1,428
Bank-owned life insurance	16,465	13,880
Other assets	11,021	11,049
Total Assets	$2,059,018	$2,002,911
Liabilities and Shareholders' Equity:
Liabilities:
Non-interest bearing deposits	$493,514	$381,887
Interest bearing deposits	1,185,857	1,140,854
Total deposits	1,679,371	1,522,741
Other borrowings	8,580	5,852
FHLB advances	128,350	232,097
Long-term borrowings	32,697	32,638
Accrued interest payable	1,452	947
Other liabilities	11,336	15,976
Total Liabilities	1,861,786	1,810,251
Commitments and contingent liabilities	—	—
Shareholders' Equity:
Common stock:
Common Stock Voting, $0.01 par value, 50,000,000 shares authorized, 12,120,209 and 10,987,652 shares issued and outstanding, respectively	121	109
Common Stock Non-Voting, $0.01 par value, 10,000,000 shares authorized; 816,835 and 1,908,733 shares issued and outstanding, respectively	8	19
Additional paid-in capital	178,573	177,924
Accumulated earnings	20,718	17,187
Accumulated other comprehensive loss	(2,188)	(2,579)
Total Shareholders' Equity	197,232	192,660
Total Liabilities and Shareholders' Equity	$2,059,018	$2,002,911

See accompanying notes to unaudited consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Income
(unaudited)

	For the Three Months Ended
	March 31, 2017	March 31, 2016
	($ in thousands)
Interest and dividend income:
Interest and fees on loans	$18,779	$16,391
Interest and dividends on investments:
Taxable	1,265	992
Tax-exempt	65	21
Dividends on other equity securities	196	72
Interest on Federal funds sold and other short-term investments	74	68
Total interest and dividend income	20,379	17,544
Interest expense:
Interest on deposits	2,417	1,995
Interest on borrowings	1,225	996
Total interest expense	3,642	2,991
Net interest income	16,737	14,553
Provision for loan losses	1,015	625
Net interest income after provision for loan losses	15,722	13,928
Non-interest income:
Service charges on deposit accounts	48	79
Earnings on bank-owned life insurance	85	90
Gain on sale of loans, net	2,649	2,742
Mortgage banking activities	944	1,199
Wealth management income	500	428
Gain on sale of available-for-sale investment securities, net	—	75
Gain on debt extinguishment	301	—
Other operating income	306	168
Total non-interest income	4,833	4,781
Non-interest expense:
Compensation and employee benefits	8,704	7,804
Premises and equipment	1,714	1,817
Data processing	1,006	1,005
Professional fees	271	319
Mortgage loan processing expenses	199	195
Other operating expenses	1,802	1,361
Total non-interest expense	13,696	12,501
Income before provision for income taxes	6,859	6,208
Provision for income taxes	2,423	2,284
Net income	4,436	3,924

Earnings per common share: (1)
Basic earnings per common share	$0.34	$0.31
Diluted earnings per common share	$0.34	$0.30
(1) Prior periods adjusted for 5% stock dividend issued in December 2016

See accompanying notes to unaudited consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended
	March 31, 2017	March 31, 2016
	($ in thousands)
Net income	$4,436	$3,924
Other comprehensive income/(loss):
Unrealized gain/(loss) on hedge:
Unrealized holding gain/(loss)	—	—
Reclassification adjustment for realized (gains)/losses	—	(66)
Tax effect	—	—
Unrealized (gain)/loss on hedge, net of tax	—	(66)
Unrealized gain/(loss) on securities available for sale:
Unrealized holding gain/(loss) arising during the period	621	3,197
Reclassification adjustment for realized (gains)/losses	—	(75)
Tax effect	(230)	(1,176)
Unrealized gain/(loss) on securities available for sale, net of tax	391	1,946
Total other comprehensive income/(loss)	391	1,880
Comprehensive income	$4,827	$5,804

 See accompanying notes to unaudited consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(unaudited)

	For the Three Months Ended
	March 31, 2017		March 31, 2016
	Shares	Amount	Shares	Amount
	($ in thousands, except share data)
Common stock:
Balance, beginning of period	12,896,385	$128	12,195,823	$121
Exercise of stock options	40,659	1	30,524	—
Forfeiture of restricted stock award	—	—	(450)	—
Balance, end of period	12,937,044	$129	12,225,897	$121
Additional paid-in capital - common:
Balance, beginning of period		$177,924		$160,861
Exercise of stock options		487		328
Stock compensation expense		162		134
Balance, end of period		$178,573		$161,323
Accumulated earnings:
Balance, beginning of period		$17,187		$17,740
Net income		4,436		3,924
Cash dividends declared		(905)		(733)
Balance, end of period		$20,718		$20,931
Accumulated other comprehensive income/(loss):
Balance, beginning of period		$(2,579)		$(127)
Other comprehensive income		391		1,880
Balance, end of period		$(2,188)		$1,753
Total shareholders' equity		$197,232		$184,128

See accompanying notes to unaudited consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	March 31, 2017	March 31, 2016
	($ in thousands)
Cash flows from operating activities:
Net income	$4,436	$3,924
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	455	459
Amortization of deferred loan origination fees and costs	(94)	(295)
Net amortization of purchase accounting marks	(136)	(194)
Write-down of other real estate owned	58	—
Gain on sale of investment securities available-for-sale	—	(75)
Provision for loan losses	1,015	625
Earnings on bank-owned life insurance	(85)	(90)
Deferred income taxes	658	—
Tax effect on stock options	98	—
Net amortization on investment securities available-for-sale	424	247
Stock based compensation	162	134
Gain on debt extinguishment	(301)	—
Gain on sale of loans	(2,649)	(2,742)
Originations of loans held-for-sale	(114,339)	(122,636)
Proceeds from sales of loans held-for-sale	120,847	124,433
Net change in:
Accrued interest receivable	(268)	(122)
Other assets	77	(1,274)
Accrued interest payable	505	492
Other liabilities	(4,685)	(493)
Net cash provided by operating activities	6,178	2,393
Cash flows from investing activities:
Purchase of investment securities available-for-sale	(24,323)	(59,947)
Proceeds from repayment of investment securities available-for-sale	6,876	8,189
Proceeds from sale of investment securities available-for-sale	—	17,687
Net increase in loans held-for-investment	(61,514)	(39,763)
Proceeds from sale of real estate owned	538	—
Purchase of bank-owned life insurance	(2,500)	—
Net decrease in restricted stock	(559)	(404)
Purchases of premises and equipment, net	(270)	(848)
Net cash used in investing activities	(81,752)	(75,086)
Cash flows from financing activities:
Net increase in deposits	156,609	74,298
Proceeds from FHLB advances	37,500	23,000
Repayments of FHLB advances	(140,946)	(20,745)
Net increase/(decrease) in other borrowings	2,728	2,907
Proceeds from exercise of stock options	488	328
Cash dividends paid	(860)	(731)
Net cash provided by financing activities	55,519	79,057
Net increase in cash and cash equivalents	(20,055)	6,364
Cash and cash equivalents at beginning of period	97,373	62,753
Cash and cash equivalents at end of period	$77,318	$69,117

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

1. SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
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
Basis of Presentation
The accounting and reporting policies of the Company conform to U.S. GAAP and follow general practices within the banking industry. The following summary of significant accounting policies of the Company is presented to assist the reader in understanding the financial and other data presented in this report. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. The Company has evaluated subsequent events through the date of the issuance of its financial statements.
Principles of Consolidation
All significant intercompany accounts and transactions have been eliminated in consolidation.
Assets Under Management
Assets held for others under fiduciary and agency relationships are not assets of the Company or its subsidiaries and are not included in the accompanying balance sheets. Investment management fees are presented on an accrual basis.
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

Table 1: Certain Cash and Non-Cash Transactions
	For the Three Months Ended
	March 31, 2017	March 31, 2016
	($ in thousands)
Cash paid during the period for:
Interest paid	$3,137	$2,499
Income taxes paid	2,158	1,072
Non-cash activity:
Loans converted into other real estate owned	—	1,675
Reclassifications from goodwill to other liabilities	—	(11)
Reclassifications from LHFS to LHFI	—	—
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
The Bank is not subject to state income tax in its primary place of business (Virginia), rather it is subject to Virgina franchise tax. The
Company is no longer subject to examination by Federal or State taxing authorities for the years before 2012. As of March 31, 2017 and December 31, 2016 the Company did not have any unrecognized tax benefits. The Company does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other non-interest expense. As of March 31, 2017 and December 31, 2016, the Company does not have any amounts accrued for interest and/or penalties.
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
Derivative Financial Instruments
The Company enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e. interest rate lock commitments). Such interest rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. To protect against the price risk inherent in residential mortgage loan commitments, the Company utilizes both "best efforts" and "mandatory delivery" forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Under a "best efforts" contract, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor and the investor commits to a price that it will purchase the loan from the Company if the loan to the underlying borrower closes. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the investor commits to purchase a loan at a price representing a premium on the day the borrower commits to an interest rate with the intent that the buyer/investor has assumed the interest rate risk on the loan. As a result, the Company is not generally exposed to losses on loans sold utilizing best efforts, nor will it realize gains related to rate lock commitments due to changes in interest rates. The market values of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded. Because of the high correlation between rate lock commitments and best efforts contracts, no gain or loss should occur on the interest rate lock commitments. Under a "mandatory delivery" contract, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. If the Company fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay the investor a "pair-off" fee, based on then-current market prices, to compensate the investor for the shortfall. The Company manages the interest rate risk on interest rate lock commitments by entering into forward sale contracts of mortgage backed securities, whereby the Company obtains the right to deliver securities to investors in the future at a specified price. Such contracts are accounted for as derivatives and are recorded at fair value in derivative assets or liabilities, carried on the Consolidated Balance Sheet within other assets or other liabilities with changes in fair value recorded in other income within the Consolidated Statement of Income. The period of time between issuance of a loan commitment to the customer and closing and sale of the loan to an investor generally ranges from 30 to 90 days under current market conditions. The gross gains on loan sales are recognized based on new loan commitments with adjustment for price and pair-off activity. Commission expenses on loans held for sale are recognized based on loans closed.

The Company has determined these derivative financial instruments do not meet the hedging criteria required by ASC 815 and has not designated these derivative financial instruments as hedges. Accordingly, changes in fair value are recognized currently in earnings.
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
Recent Accounting Pronouncements
In March 2017, the FASB issued ASU No. 2017-08, Premium Amortization on Purchased Callable Debt Securities. This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Today, entities generally amortize the premium over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. ASU No. 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company currently adheres to this ASU.
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill. This amends FASB ASC Topic 250 to simplify the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, under this amendment, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has goodwill from a prior business combination and performs an annual impairment test or more frequently if changes or circumstances occur that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company’s most recent annual impairment assessment determined that the Company’s goodwill was not impaired. Although the Company cannot anticipate future goodwill impairment assessments, based on the most recent assessment management does not anticipate a material impact from these amendments to the Company’s Consolidated Financial Statements.
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

FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This update requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts. Further, the update requires the amortization of debt issuance costs to be reported as interest expense. Similarly, debt issuance costs and any discount or premium are considered in the aggregate when determining the effective interest rate on the debt. The new guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The new guidance must be applied retrospectively. Adoption of this pronouncement by the Company resulted in an entry amounting to $360 thousand being made to reclass debt issuance costs from other assets to long-term borrowings in 2016.
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

2. ACQUISITION ACTIVITIES
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

Table 2: Goodwill on 1st Portfolio Acquisition
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
For income tax purposes, the acquired assets and assumed liabilities were recorded at their existing basis with no resulting goodwill. Goodwill recognized in the consolidated financial statements at the time of closing of the 1st Portfolio acquisition was allocated between the Mortgage Company and the Wealth Advisors at $3.6 million and $1.6 million respectively. The customer list intangible was attributed to the Wealth Advisors and is being amortized straight line over 15 years.

In many cases, the fair values of assets acquired and liabilities assumed were determined by estimating the cash flows expected to result from those assets and liabilities and discounting them at appropriate market rates. The most significant category of assets for which this procedure was used was the acquired loans. The excess of expected cash flows above the fair value of the performing portion of loans is being accreted to interest income over the remaining lives of the loans in accordance with ASC 310-20. Those loans for which specific credit-related deterioration since origination was identified were recorded at fair value, reflecting the present value of the amounts expected to be collected. Income recognition on these loans is based on expectations about the timing and amount of cash flows to be collected. Acquired loans deemed impaired and considered collateral dependent, with the timing of the sale of loan collateral indeterminate, remain on non-accrual status and have no accretable yield.

3. CASH AND CASH EQUIVALENTS
Federal Reserve regulations require banks to maintain reserve balances with the FRB based principally on the type and amount of their deposits. During 2017 and 2016, the Bank maintained balances at the FRB (in addition to vault cash) to meet the reserve requirements as well as balances to partially compensate for services provided by the FRB. The Bank has an interest bearing account with the FHLB and maintains seven non-interest bearing accounts with domestic correspondents. In addition, the Bank has short term investments in the form of certificates of deposit with FDIC insured banks, classified as interest bearing balances, as of March 31, 2017. All balances are fully insured up to the applicable limits by the FDIC.
The Company maintains deposits with correspondent banks in amounts that may exceed federal deposit insurance coverage. Management regularly evaluates the credit risk associated with these transactions and believes that the Company is not exposed to any significant credit risks on cash and cash equivalents. Those balances include usable vault cash and amounts on deposit with the FRB. The Bank had no compensating balance requirements or required cash reserves with correspondent banks as of March 31, 2017 and December 31, 2016. The Bank maintains interest bearing balances at other banks to help ensure sufficient liquidity and provide additional return compared to overnight Federal Funds.

4. INVESTMENT SECURITIES
The Bank maintains an investment securities portfolio to help ensure sufficient liquidity and provide additional return versus overnight Federal Funds and interest bearing balances. Securities that management has both the positive intent and ability to hold to maturity are classified as “held to maturity” and are recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of income taxes. As of March 31, 2017, and December 31, 2016, all investments were classified as available-for-sale. As of March 31, 2017, and December 31, 2016, the only material component of the balance in accumulated other comprehensive loss on the consolidated balance sheets is related to the unrealized gains/losses on available-for-sale investment securities.

Table 4.1: Available-for-Sale Investment Securities Summary
	As of March 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	($ in thousands)
U.S. Treasuries	$8,077	$14	$(13)	$8,078
U.S. Government agencies	99,159	108	(695)	98,572
Mortgage-backed securities	88,005	65	(761)	87,309
Collateralized mortgage obligations	80,214	33	(1,405)	78,842
Taxable state and municipal securities	10,667	32	(348)	10,351
Tax-exempt state and municipal securities	15,172	25	(502)	14,695
Total available-for-sale investment securities	$301,294	$277	$(3,724)	$297,847

	As of December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	($ in thousands)
U.S. Treasuries	$8,082	$17	$(21)	$8,078
U.S. Government agencies	99,153	135	(812)	98,476
Mortgage-backed securities	69,835	49	(933)	68,951
Collateralized mortgage obligations	80,306	29	(1,517)	78,818
Taxable state and municipal securities	11,690	18	(416)	11,292
Tax-exempt state and municipal securities	15,206	4	(621)	14,589
Total available-for-sale investment securities	$284,272	$252	$(4,320)	$280,204

The estimated fair value of securities pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes amounted to $129.5 million and $132.9 million as of March 31, 2017, and December 31, 2016, respectively.
The Bank did not recognize in earnings any other-than-temporary impairment losses on available-for-sale investment securities during the three months ended March 31, 2017 and March 31, 2016. During the three months ended March 31, 2017, the Bank received no proceeds from the sale of securities from its available-for-sale investment portfolio resulting in no gross realized gains and no gross realized losses, compared to proceeds of $17.7 million resulting in gross realized gains of $101.0 thousand and gross realized losses of $26.0 thousand during the three months ended March 31, 2016.

Table 4.2: Gross Unrealized Loss and Fair Value of Available-for-Sale Securities
	As of March 31, 2017
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	($ in thousands)
U.S. Treasuries	$5,064	$(13)	$—	$—
U.S. Government agencies	56,898	(695)	—	—
Mortgage-backed securities	61,902	(723)	1,315	(38)
Collateralized mortgage obligations	70,022	(1,289)	3,536	(116)
Taxable state and municipal securities	6,659	(348)	—	—
Tax-exempt state and municipal securities	10,948	(502)	—	—
Total	$211,493	$(3,570)	$4,851	$(154)

	As of December 31, 2016
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	($ in thousands)
U.S. Treasuries	$5,061	$(21)	$—	$—
U.S. Government agencies	60,279	(812)	—	—
Mortgage-backed securities	54,981	(871)	1,356	(62)
Collateralized mortgage obligations	69,497	(1,395)	3,754	(122)
Taxable state and municipal securities	7,995	(416)	—	—
Tax-exempt state and municipal securities	13,661	(621)	—	—
Total	$211,474	$(4,136)	$5,110	$(184)

As of March 31, 2017, there were $4.9 million, or four positions, of individual securities that had been in a continuous loss position for more than 12 months with a total unrealized loss of $154.0 thousand. As of December 31, 2016, there were $5.1 million, or four positions, of individual securities that had been in a continuous loss position for more than 12 months with a total unrealized loss of $184.0 thousand. Management has determined these securities are temporarily impaired at March 31, 2017 for the following reasons:
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

Table 4.3: Contractual Maturity of Available-For-Sale Securities
	As of March 31, 2017
	Amortized Cost	Fair Value
	($ in thousands)
Due within one year	$8,337	$8,348
Due after one year through five years	99,190	98,886
Due after five years through ten years	47,265	46,113
Due after ten years	146,502	144,500
Total	$301,294	$297,847

In the table above, mortgage-backed securities and collateralized mortgage obligations are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

5. LOANS HELD FOR INVESTMENT
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

Table 5.1: Composition of Loans Held for Investment
	March 31, 2017	December 31, 2016
	($ in thousands)
Construction and development	$267,657	$288,193
Commercial real estate - owner occupied	257,928	231,414
Commercial real estate - non-owner occupied	588,303	557,846
Residential real estate	308,465	287,250
Real estate loans	1,422,353	1,364,703
Commercial and industrial	169,884	165,172
Consumer	4,059	4,668
Total loans held for investment	1,596,296	1,534,543
Less: allowance for loan losses	14,505	13,582
Total loans held for investment, net of allowance	$1,581,791	$1,520,961
Loans that are 90+ days past due and still accruing are only loans that are well secured and in the process of collection.

Table 5.2: Loans Held for Investment Aging Analysis
	As of March 31, 2017
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due (and accruing)	Non- Accrual	Total Past Due	Total Loans
	($ in thousands)
Construction and development	$267,657	$—	$—	$—	$—	$—	$267,657
Commercial real estate - owner occupied	253,945	1,269	277	—	2,437	3,983	257,928
Commercial real estate - non-owner occupied	583,635	4,668	—	—	—	4,668	588,303
Residential real estate	306,490	548	—	—	1,427	1,975	308,465
Commercial and industrial	166,994	98	1,214	—	1,578	2,890	169,884
Consumer	4,046	—	—	—	13	13	4,059
Balance at end of period	$1,582,767	$6,583	$1,491	$—	$5,455	$13,529	$1,596,296

	As of December 31, 2016
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due (and accruing)	Non- Accrual	Total Past Due	Total Loans
	($ in thousands)
Construction and development	$288,035	$158	$—	$—	$—	$158	$288,193
Commercial real estate - owner occupied	226,735	1,837	277	—	2,565	4,679	231,414
Commercial real estate - non-owner occupied	555,657	2,189	—	—	—	2,189	557,846
Residential real estate	285,035	630	—	—	1,585	2,215	287,250
Commercial and industrial	162,904	685	—	—	1,583	2,268	165,172
Consumer	4,653	—	—	2	13	15	4,668
Balance at end of period	$1,523,019	$5,499	$277	$2	$5,746	$11,524	$1,534,543
(1) Loans 1-29 days past due are included in the balance of current loans.
As of March 31, 2017, $729.1 million of loans were pledged as collateral for FHLB advances, compared to $732.7 million as of December 31, 2016. Loans pledged include qualifying home equity lines of credit, commercial real estate loans, multifamily real estate loans, and residential real estate secured loans. As of March 31, 2017, and December 31, 2016, there were $1.4 million and $1.5 million of net unamortized deferred fees, respectively.
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

Table 5.3: Risk Categories of Loans Held for Investment
	As of March 31, 2017
Internal risk rating grades	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Total
Risk rating number	1 to 5	6	7	8	9
	($ in thousands)
Construction and development	$266,440	$1,217	$—	$—	$—	$267,657
Commercial real estate - owner occupied	251,001	3,546	—	3,381	—	257,928
Commercial real estate - non-owner occupied	580,327	3,308	2,149	2,519	—	588,303
Residential real estate	300,831	5,619	336	1,638	41	308,465
Commercial and industrial	161,744	5,773	—	2,201	166	169,884
Consumer	4,046	—	—	13	—	4,059
Balance at end of period	$1,564,389	$19,463	$2,485	$9,752	$207	$1,596,296

	As of December 31, 2016
Internal risk rating grades	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Total
Risk rating number	1 to 5	6	7	8	9
	($ in thousands)
Construction and development	$286,959	$1,234	$—	$—	$—	$288,193
Commercial real estate - owner occupied	222,683	5,401	—	3,330	—	231,414
Commercial real estate - non-owner occupied	551,996	3,331	2,519	—	—	557,846
Residential real estate	279,953	4,737	849	1,660	51	287,250
Commercial and industrial	157,076	5,547	743	1,640	166	165,172
Consumer	4,653	2	—	13	—	4,668
Balance at end of period	$1,503,320	$20,252	$4,111	$6,643	$217	$1,534,543

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

Table 5.4: Non-Accrual Loans
	March 31, 2017	December 31, 2016
	($ in thousands)
Construction and development	$—	$—
Commercial real estate - owner occupied	2,437	2,565
Commercial real estate - non-owner occupied	—	—
Residential real estate	1,427	1,585
Commercial and industrial	1,578	1,583
Consumer	13	13
Total non-accrual loans	$5,455	$5,746

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

Table 5.5: Changes in Troubled Debt Restructurings
	Construction and Development	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential Real Estate	Commercial and Industrial	Consumer	Total
	($ in thousands)
Balance as of January 1, 2017	$—	$—	$—	$1,073	$456	$—	$1,529
New TDRs	—	—	—	—	—	—	—
Increases to existing TDRs	—	—	—	—	—	—	—
Charge-offs post modification	—	—	—	—	—	—	—
Sales, principal payments, or other decreases	—	—	—	(101)	(2)	—	(103)
Balance as of March 31, 2017	$—	$—	$—	$972	$454	$—	$1,426

	Construction and Development	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential Real Estate	Commercial and Industrial	Consumer	Total
	($ in thousands)
Balance as of January 1, 2016	$29	$—	$2,029	$1,967	$1,949	$353	$6,327
New TDRs	—	—	—	1,788	—	—	1,788
Increases to existing TDRs	—	—	—	3	—	—	3
Charge-offs post modification	(29)	—	(544)	(11)	—	—	(584)
Sales, principal payments, or other decreases	—	—	(1,485)	(877)	(647)	—	(3,009)
Balance as of March 31, 2016	$—	$—	$—	$2,870	$1,302	$353	$4,525

Table 5.6: New Troubled Debt Restructurings Details
For the Three Months Ended
	March 31, 2017			March 31, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
($ in thousands)
Construction and development	—	$—	$—	—	$—	$—
Commercial real estate - owner occupied	—	—	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—	—	—
Residential real estate	—	—	—	1	1,788	1,788
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total loans	—	$—	$—	1	$1,788	$1,788

TDRs are reported as impaired loans in the calendar year of their restructuring and are evaluated to determine whether they should be placed on non-accrual status. In subsequent years, a TDR may be returned to accrual status if the borrower satisfies a minimum six-month performance requirement; however, it will remain classified as impaired.

Table 5.7: Troubled Debt Restructurings with Modification and Default Date within 12 Months
	As of March 31,
	2017			2016
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	($ in thousands)
Construction and development	—	$—	$—	—	$—	$—
Commercial real estate - owner occupied	—	—	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Commercial and industrial	—	—	—	3	808	643
Consumer	—	—	—	—	—	—
Total loans	—	$—	$—	3	$808	$643

The following is an analysis of new loans modified in a troubled debt restructuring by type of concession for the three months ended March 31, 2017, and 2016. There were no modifications that involved forgiveness of debt.

Table 5.8: Troubled Debt Restructuring by Type of Concession
	TDRs Entered into During the Three Months Ended March 31,
	2017		2016
	Number of Loans	Post-Modification Outstanding Recorded Balance	Number of Loans	Post-Modification Outstanding Recorded Balance
	($ in thousands)
Extended under forbearance	—	$—	1	$1,788
Interest rate modification	—	—	—	—
Maturity or payment extension	—	—	—	—
Total loans	—	$—	1	$1,788

The outstanding balances in Table 5.1 include acquired impaired loans with a recorded investment of $2.6 million or 0.2% of total loans as of March 31, 2017, compared to $2.8 million or 0.2% of total loans as of March 31, 2016. The contractual principal of these acquired loans was $2.8 million as of March 31, 2017 compared to $3.0 million as of March 31, 2016. For these loans, the allowance for loan losses decreased by $19.0 thousand and $190.0 thousand during the three months ended March 31, 2017 and 2016, respectively. The balances do not include future accretable net interest on the acquired impaired loans.

Table 5.9: Accretable Yield of Purchased Credit Impaired Loans
	For the Three Months Ended
	March 31, 2017	March 31, 2016
	($ in thousands)
Accretable yield at beginning of period	$844	$1,208
Accretion (including cash recoveries)	(54)	(84)
Net reclassifications to accretable from non-accretable	—	39
Disposals (including maturities, foreclosures, and charge-offs)	—	(153)
Accretable yield at end of period	$790	$1,010

Table 5.10: Non-Performing Assets
	March 31, 2017	December 31, 2016
	($ in thousands)
Non-accrual loans	$5,455	$5,746
90+ days still accruing	—	2
Troubled debt restructurings still accruing	1,257	1,361
Other real estate owned	832	1,428
Total non-performing assets	$7,544	$8,537

If interest had been earned on the non-accrual loans, interest income on these loans would have been approximately $85.6 thousand and $154.6 thousand for the three months ended March 31, 2017, and 2016, respectively. The Company has no remaining commitment to fund non-performing loans. As of March 31, 2017, the Company had approximately $31.3 thousand in loans in the process of foreclosure.

6. ALLOWANCE FOR LOAN LOSSES

Table 6.1: Changes in Allowance for Loan Losses
	March 31, 2017
	Construction and Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Residential Real Estate	Commercial and Industrial	Consumer	Total
	($ in thousands)
Balance as of December 31, 2016	$2,954	$2,129	$4,834	$1,768	$1,869	$28	$13,582
Provision for loan losses	(150)	291	672	162	57	(17)	1,015
Charge-offs	—	—	—	(170)	(116)	(2)	(288)
Recoveries	6	13	—	76	81	20	196
Balance as of March 31, 2017	$2,810	$2,433	$5,506	$1,836	$1,891	$29	$14,505

	March 31, 2016
	Construction and Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Residential Real Estate	Commercial and Industrial	Consumer	Total
	($ in thousands)
Balance as of December 31, 2015	$2,321	$2,576	$3,549	$1,532	$2,172	$139	$12,289
Provision for loan losses	121	(71)	712	(85)	(52)	—	625
Charge-offs	(31)	—	(543)	(8)	(38)	(1)	(621)
Recoveries	2	—	—	25	8	1	36
Balance as of March 31, 2016	$2,413	$2,505	$3,718	$1,464	$2,090	$139	$12,329

Table 6.2: Loans Held for Investment and Related Allowance for Loan Losses by Impairment Method and Loan Class
	As of March 31, 2017
	Construction and Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Residential Real Estate	Commercial and Industrial	Consumer	Total
	($ in thousands)
Ending Balance:
Evaluated collectively for impairment	$267,657	$254,778	$588,303	$304,501	$167,886	$4,046	$1,587,171
Evaluated individually for impairment	—	3,150	—	3,964	1,998	13	9,125
	$267,657	$257,928	$588,303	$308,465	$169,884	$4,059	$1,596,296

Allowance for Losses:
Evaluated collectively for impairment	$2,810	$2,433	$5,506	$1,625	$980	$16	$13,370
Evaluated individually for impairment	—	—	—	211	911	13	1,135
	$2,810	$2,433	$5,506	$1,836	$1,891	$29	$14,505

	December 31, 2016
	Construction and Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Residential Real Estate	Commercial and Industrial	Consumer	Total
	($ in thousands)
Ending Balance:
Evaluated collectively for impairment	$288,193	$228,131	$557,846	$283,013	$163,157	$4,653	$1,524,993
Evaluated individually for impairment	—	3,283	—	4,237	2,015	15	9,550
	$288,193	$231,414	$557,846	$287,250	$165,172	$4,668	$1,534,543

Allowance for Losses:
Evaluated collectively for impairment	$2,954	$2,000	$4,834	$1,533	$952	$15	$12,288
Evaluated individually for impairment	—	129	—	235	917	13	1,294
	$2,954	$2,129	$4,834	$1,768	$1,869	$28	$13,582

Table 6.3: Specific Allocation for Impaired Loans
	March 31, 2017			December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
	($ in thousands)
With no related allowance:
Construction and development	$—	$—	$—	$—	$—	$—
Commercial real estate - owner occupied	3,235	3,150	—	3,239	3,154	—
Commercial real estate - non-owner occupied	—	—	—	—	—	—
Residential real estate	1,745	1,600	—	1,972	1,845	—
Commercial and industrial	209	199	—	213	204	—
Consumer	—	—	—	—	—	—
Total with no related allowance	5,189	4,949	—	5,424	5,203	—
With an allowance recorded:
Construction and development	—	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	130	129	129
Commercial real estate - non-owner occupied	—	—	—	—	—	—
Residential real estate	2,385	2,364	211	2,409	2,392	235
Commercial and industrial	2,129	1,799	911	2,140	1,811	917
Consumer	13	13	13	16	15	13
Total with an allowance recorded	4,527	4,176	1,135	4,695	4,347	1,294
Total impaired loans	$9,716	$9,125	$1,135	$10,119	$9,550	$1,294

Table 6.4: Average Impaired Loan Balance
	For the Three Months Ended
	March 31, 2017		March 31, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	($ in thousands)
With no related allowance:
Construction and development	$41	$—	$30	$—
Commercial real estate- owner occupied	3,281	20	278	—
Commercial real estate- non-owner occupied	—	—	2,029	—
Residential real estate	1,891	2	4,497	31
Commercial and industrial	317	1	1,238	1
Consumer	—	—	—	—
Total with no related allowance	5,530	23	8,072	32
With an allowance recorded:
Construction and development	—	—	92	—
Commercial real estate- owner occupied	—	—	3,141	—
Commercial real estate- non-owner occupied	—	—	—	—
Residential real estate	2,379	28	927	12
Commercial and industrial	1,807	5	4,054	17
Consumer	13	—	353	7
Total with an allowance recorded	4,199	33	8,567	36
Total average impaired loans	$9,729	$56	$16,639	$68

7. OTHER REAL ESTATE OWNED
OREO activity for the three months ended March 31, 2017 and 2016 is presented in the tables below.

Table 7.1: Changes in OREO
	For the Three Months Ended,
	March 31, 2017	March 31, 2016
	($ in thousands)
Balance at beginning of period	$1,428	$—
Properties acquired at foreclosure	—	1,675
Sales of foreclosed properties	(538)	—
Write-downs	(58)	—
Balance at end of period	$832	$1,675

Table 7.2: OREO Expense
	For the Three Months Ended,
	March 31, 2017	March 31, 2016
	($ in thousands)
Write-downs	$58	$—
Operating expenses	173	3
Rental income	(7)	—
Net OREO expense	$224	$3

8. GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
The Company recognized approximately $2.6 million of goodwill as a part of the Millennium Transaction in 2014 and approximately $5.2 million of goodwill as part of the 1st Portfolio Acquisition in 2015. The remaining $3.6 million of goodwill on the consolidated balance sheets as of March 31, 2017, arose from multiple community banking acquisition activities in years prior.
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
As a part of the 1st Portfolio Acquisition that closed on July 31, 2015, the Company recognized $5.2 million of goodwill and a client list intangible asset of $1.4 million. The client list is being amortized over a 15 year term. See Note 2 for further details on the 1st Portfolio Acquisition.
There was no impairment of goodwill or identifiable intangible assets during the periods ended March 31, 2017, or March 31, 2016.

Table 8: Goodwill and Identifiable Intangibles
	For the Three Months Ended,
	2017	2016
	($ in thousands)
Goodwill:
Balance, beginning of period	$11,420	$11,431
Goodwill additions/(reductions)	—	(11)
Balance, end of period	$11,420	$11,420

Identifiable intangibles:
Core deposit intangible balance, beginning of period	$309	$481
Addition of core deposit intangibles	—	—
Amortization of core deposit intangibles	(43)	(43)
Core deposit intangible balance, net, end of period	$266	$438

Client list intangible balance, beginning of period	$1,310	$1,407
Addition of client list intangibles	—	—
Amortization of client list intangibles	(24)	(25)
Client list intangible balance, net, end of period	$1,286	$1,382
Total intangibles, net	$12,972	$13,240

9. DEPOSITS

Table 9.1: Composition of Deposits
	March 31, 2017	December 31, 2016
	($ in thousands)
Demand deposit accounts	$493,514	$381,887
NOW accounts	150,578	134,938
Money market accounts	253,476	270,794
Savings accounts	208,383	209,961
Time deposits under $100,000	135,882	77,279
Time deposits $100,000 through $250,000	292,240	308,816
Time deposits over $250,000	145,298	139,066
Total deposits	$1,679,371	$1,522,741

Time deposits include CDARS balances. CDARS deposits are customer deposits that are placed in the CDARS network to maximize the FDIC insurance coverage for clients. CDARS balances were $46.7 million and $57.8 million as of March 31, 2017 and December 31, 2016, respectively. The Bank had $55.0 million and no brokered deposits as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017 and December 31, 2016, approximately $583.7 million and $515.5 million, respectively, in deposits were in excess of FDIC insurance limits.

Table 9.2: Scheduled Maturities of Time Deposits
	March 31, 2017	December 31, 2016
	($ in thousands)
Within 1 Year	$363,341	$350,854
1 - 2 years	120,988	111,315
2 - 3 years	29,455	36,187
3 - 4 years	19,162	19,570
4 - 5 years	25,225	6,981
5+ years	15,249	254
Total	$573,420	$525,161

10. OTHER BORROWINGS
Other borrowings consist of $8.6 million and $5.9 million of customer repurchase agreements as of March 31, 2017 and December 31, 2016, respectively. Customer repurchase agreements are overnight and continuous standard commercial banking transactions that involve a Bank customer instead of a wholesale bank or broker. The average rate of these repurchase agreements was 0.05% as of both March 31, 2017, and December 31, 2016. As of March 31, 2017, these repurchase agreements were backed by $3.4 million of collateralized mortgage obligations and $5.2 million of mortgage-backed securities, compared to $3.7 million and $2.1 million, respectively, as of December 31, 2016. In addition, the Bank maintains $127.0 million in unsecured lines of credit with a variety of correspondent banks. As of March 31, 2017, there were no outstanding balances on these lines of credit. The parent company also maintains a $5.0 million unsecured line of credit with a bank.

11. FEDERAL HOME LOAN BANK ADVANCES
As a member of the FHLB, the Bank has access to numerous borrowing programs with total credit availability established at 25% of total quarter-end assets. FHLB advances are fully collateralized by pledges of certain qualifying real estate secured loans (see Note 3 - Cash and Cash Equivalents). The Bank also maintains a secured line of credit with the FHLB up to 25% of total assets or $514.8 million as of March 31, 2017 based on available collateral. As of March 31, 2017, the Bank’s borrowing capacity was $499.8 million of which $128.4 million was outstanding.

Table 11.1: Composition of FHLB Advances
	March 31, 2017	December 31, 2016
	($ in thousands)
FHLB advances	$128,350	$232,097
Weighted average outstanding effective interest rate	1.44%	1.12%
On March 30, 2017, the Bank prepaid two long-term FHLB advances entered into during November and December 2016. The $10.0 million and $15.0 million advances had coupon rates of 2.12% and 2.28% with final maturity dates of November 16, 2022, and December 9, 2022, respectively. The gains recognized from prepaying the debt instruments totaled $151.6 thousand and $150.5 thousand, respectively.
In August 2016, the Bank prepaid a long-term FHLB advance that was entered into during late 2015. This $10.0 million advance had a coupon rate of 1.67% and a final maturity of August 15, 2019 . The cost to terminate the debt instrument was $155.0 thousand.
In late June 2016, the Bank prepaid a long-term FHLB advance that was assumed during the Alliance acquisition which was completed in December of 2012. For more information on the Alliance acquisition, please refer to Note 3 Mergers and Acquisitions of the 2014 10-K. This $25.0 million advance had a coupon rate of 3.99% but an effective cost of 2.04% after considering the purchase accounting mark on the instrument. The instrument had a final maturity of February 26, 2021. The effective cost (prepayment penalty less release of the purchase accounting mark) to terminate the debt instrument was $1.04 million.

Table 11.2: FHLB Advances Average Balances
	For the Three Months Ended,
	March 31, 2017	March 31, 2016
	($ in thousands)
Average FHLB advances during the period	$221,285	$111,710
Average effective interest rate paid during the period	1.23%	1.61%
Maximum month-end balance outstanding	$229,515	$120,695

Table 11.3: Contractual Maturities of FHLB Advances
	March 31, 2017	December 31, 2016
	($ in thousands)
Within one year	$70,000	$156,000
1 - 2 years	7,500	7,500
2 - 3 years	17,289	9,906
3 - 4 years	7,500	15,000
4 - 5 years	6,463	6,556
5+ years	19,598	37,135
Total FHLB advances	$128,350	$232,097

12. LONG-TERM BORROWINGS

Table 12: Long-term Borrowings Detail
	March 31, 2017	December 31, 2016
	($ in thousands)
Subordinated debt	$25,000	$25,000
Less: debt issuance costs	(360)	(385)
Trust preferred capital notes	10,310	10,310
Trust preferred capital notes purchase accounting mark	(2,253)	(2,287)
Long-term borrowings	$32,697	$32,638

Under current regulatory guidelines, the Subordinated Debt may constitute no more than 25% of total Tier 1 Capital. Any amount not eligible to be counted as Tier 1 Capital is considered to be Tier 2 Capital. As of March 31, 2017 and December 31, 2016, the entire amount of Subordinated Debt was considered Tier 2 Capital.
On June 30, 2003, Alliance invested $310.0 thousand as common equity into a wholly-owned Delaware statutory business trust (the “Trust”). Simultaneously, the Trust privately issued $10.0 million face amount of thirty-year floating rate trust preferred capital securities (the “Trust Preferred Capital Notes”) in a pooled trust preferred capital securities offering. The Trust used the offering proceeds, plus the equity, to purchase $10.3 million principal amount of Alliance’s floating rate junior subordinated debentures due 2033 (the “Subordinated Debentures”). Both the Trust Preferred Capital Notes and the Subordinated Debentures are callable at any time, without penalty. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rates as of March 31, 2017 and December 31, 2016 were 4.28% and 4.11%, respectively. The Trust Preferred Capital Notes are guaranteed by the Company on a subordinated basis, and were recorded on the Company’s consolidated balance sheet at the time of the Alliance acquisition at a discounted amount of $7.5 million, which was the fair value of the instruments at the time of the acquisition. The $2.5 million discount is being expensed monthly over the life of the obligation. Under the indenture governing the Trust Preferred Capital Notes, the Company has the right to defer payments of interest for up to twenty consecutive quarterly periods. As of March 31, 2017, the Company was current on all interest payments.
Under current regulatory guidelines, the Trust Preferred Capital Notes may constitute no more than 25% of total Tier 1 Capital. Any amount not eligible to be counted as Tier 1 Capital is considered to be Tier 2 Capital.

13. SHAREHOLDERS’ EQUITY
On December 8, 2015, WashingtonFirst completed an underwritten public offering of 1,655,000 shares of its voting common stock, which included 215,000 shares sold pursuant to the underwriters’ exercise of their option to purchase additional shares, at a price of $20.00 per share to the public (“Public Offering”). WashingtonFirst received aggregate proceeds, after deducting the underwriting discount and estimated offering expenses, of approximately $31.1 million. The voting common stock was offered pursuant to a prospectus supplement dated December 3, 2015, filed with the Securities and Exchange Commission as part of the Company’s shelf registration statement on Form S-3 (Registration File No. 333-202318; effective on March 11, 2015).
The Company has warrants outstanding to purchase 63,690 shares of common stock at a share price equal to $9.81. These warrants have been retroactively adjusted to reflect the effect of all stock dividends and expire if not exercised on or before June 15, 2020.
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
The Company commenced paying cash dividends in 2014. In the fourth quarter 2016, the Company increased the quarterly cash dividend to seven cents ($0.07) per share, which was paid on January 3, 2017, and again on April 3, 2017. Although the Company expects to declare and pay quarterly cash dividends in the future, any such dividend would be at the discretion of the Board of Directors of the Company and would be subject to various federal and state regulatory limitations.

On November 22, 2016, the Company declared a five percent (5%) stock dividend on the Company’s outstanding shares of voting and non-voting common stock. The dividend shares were issued on December 28, 2016, to stockholders of record at the close of business on December 13, 2016. The Company paid cash in lieu of fractional shares.

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

14. COMMITMENTS AND CONTINGENCIES
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

As of March 31, 2017, the Bank has $11.8 million in fixed rate commitments and $395.4 million in variable rate commitments.

Table 14: Outstanding Commitments to Extend Credit
	March 31, 2017	December 31, 2016
	($ in thousands)
Unused lines of credit as of period ended:
Loans held for sale	$2,707	$2,746
Commercial	202,065	197,750
Commercial real estate	152,183	158,972
Residential real estate	777	727
Home equity	47,700	45,782
Personal lines of credit	1,698	1,940
Total outstanding commitments to extend credit	$407,130	$407,917

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
Investment in Affordable Housing Project
The Bank has committed $1.0 million to VCDC, a non-profit organization that seeks to gather capital from investors to build and operate low income housing programs. The Bank’s commitment is split evenly between two funds: the Housing Equity Fund of Virginia XVII, LLC (“Fund XVII”) and the Housing Equity Fund of Virginia XVIII, LLC (“Fund XVIII”). The expected return on these two funds is in the form of tax credits and tax deductions from operating losses. The principal risk associated with such an investment results from potential noncompliance with the conditions in the tax law to qualify for the tax benefits, which could result in recapture of the tax benefits. As of March 31, 2017, the Bank had disbursed $490.5 thousand and $110.5 thousand to Fund XVII and Fund XVIII, respectively, as a result of investor capital calls. The Bank expects to make additional capital investments of $9.5 thousand by the end of 2017 for Fund XVII and additional capital investments of $389.5 thousand by the end of 2018 for Fund XVIII. The Bank accounts for the capital already disbursed in Other Assets on the consolidated balance sheet, and records related income using the effective interest method.
Representations and Warranties for Mortgage Loans Sold
The Mortgage Company maintains a reserve for the potential repurchase of residential mortgage loans, which amounted to $281.0 thousand as of March 31, 2017, and $308.8 thousand as of December 31, 2016. These amounts are included in other liabilities in the accompanying Consolidated Balance Sheets. Changes in the balance of the reserve are a component of other expenses in the accompanying Consolidated Statements of Operations. The reserve is available to absorb losses on the repurchase of loans sold related to document and other fraud, early payment default and early payoff. Through March 31, 2017, no reserve charges have occurred related to fraud.
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
Since the derivative instruments are not designated as hedging instruments, the fair value of the derivatives are recorded by the Mortgage Company as a freestanding asset or liability with the change in value being recognized in current net income during the period of change. As of March 31, 2017 and December 31, 2016, the Mortgage Company had open forward contracts with a notional value of $44.3 million and $36.5 million, respectively. The open forward delivery contracts are composed of forward sales of MBS. The fair value of these open forward contracts was a liability of $0.3 million and an asset of $17.1 thousand as of March 31, 2017 and December 31, 2016, respectively. Certain additional risks arise from these forward delivery contracts in that the counterparties to the contracts may not be able to meet the terms of the contracts. The Mortgage Company does not expect any counterparty to fail to meet its obligation. Additional risks inherent in mandatory delivery programs include the risk that if the Mortgage Company does not close the loans subject to interest rate risk lock commitments, they will be obligated to deliver MBS to the counterparty under the forward sales agreement. Should this be required, the Mortgage Company could incur significant costs in acquiring replacement loans or MBS and such costs could have an adverse effect on mortgage banking operations in future periods.
IRLCs totaled $67.3 million and $29.6 million (notional amount) as of March 31, 2017 and December 31, 2016, respectively. Fair values of these best efforts commitments were $0.4 million and $0.2 million as of March 31, 2017 and December 31, 2016, respectively.
Loans Held for Sale Loss Contingencies

The Mortgage Company makes representations and warranties that loans sold to investors meet its program’s guidelines and that the information provided by the borrowers is accurate and complete. In the event of a default on a loan sold, the investor may make a claim for losses due to document deficiencies, program compliance, early payment default, and fraud or borrower misrepresentations. The Mortgage Company maintains a reserve in other liabilities for potential losses on mortgage loans sold. Management performs a quarterly analysis to determine the adequacy of the reserve. As of March 31, 2017, and December 31, 2016, the balance in this reserve totaled $0.3 million and $0.3 million, respectively.

15. RELATED PARTY TRANSACTIONS
The aggregate amount of loans outstanding to employees, officers, directors, and to companies in which the Company’s directors were principal owners, amounted to $24.3 million, or 1.5% of total loans, and $23.5 million, or 1.5% of total loans, as of March 31, 2017 and December 31, 2016, respectively. For the three months ended March 31, 2017, principal advances to related parties totaled $1.6 million and principal repayments and other reductions totaled $0.9 million.
Total deposit accounts with related parties totaled $30.5 million and $29.9 million as of March 31, 2017 and December 31, 2016, respectively.

16. CAPITAL REQUIREMENTS
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of Total, Common Equity Tier 1 and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, in each case as those terms are defined in the regulations. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios, as set forth in the table below. Additionally, under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement began being phased in over three years beginning in 2016. We have included the 1.25% increase for 2017 in our minimum capital adequacy ratios in the table below. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019.
As of March 31, 2017, management believes the Company and Bank satisfied all capital adequacy requirements to which it was subject to and that the Company and Bank were “well capitalized” under the regulatory framework for prompt corrective action. As of March 31, 2017, the Company and Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if all such requirements were currently in effect. The capital buffer provisions as of March 31, 2017, are presented in the table below as well.

Table 16: Capital Amounts, Ratios and Regulatory Requirements Summary
	Actual		To Be Well Capitalized Under Prompt Corrective Action Provisions		For Minimum Capital Adequacy Purposes		For Minimum Capital Adequacy Purposes with Capital Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of March 31, 2017:
Total risk-based capital ratio
Consolidated	$233,295	13.90%	n/a	n/a	$134,259	>8.0%	$155,237	>9.25%
Bank	227,409	13.57%	$167,640	>10.0%	134,112	>8.0%	155,067	>9.25%
Tier 1 risk-based capital ratio
Consolidated	193,508	11.53%	n/a	n/a	100,694	>6.0%	121,672	>7.25%
Bank	212,623	12.68%	134,112	>8.0%	100,584	>6.0%	121,539	>7.25%
Common Equity Tier 1 risk-based capital ratio
Consolidated	185,713	11.07%	n/a	n/a	75,520	>4.5%	96,498	>5.75%
Bank	212,623	12.68%	108,966	>6.5%	75,438	>4.5%	96,393	>5.75%
Tier 1 leverage ratio
Consolidated	193,508	9.86%	n/a	n/a	78,483	>4.0%	n/a	n/a
Bank	212,623	10.84%	98,062	>5.0%	78,450	>4.0%	n/a	n/a

As of December 31, 2016:
Total risk-based capital ratio
Consolidated	$228,383	13.99%	n/a	n/a	$130,612	>8.0%	$140,816	>8.625%
Bank	214,512	13.15%	$163,182	>10.0%	130,545	>8.0%	140,744	>8.625%
Tier 1 risk-based capital ratio
Consolidated	189,492	11.61%	n/a	n/a	97,959	>6.0%	108,163	>6.625%
Bank	200,261	12.29%	130,545	>8.0%	97,909	>6.0%	108,108	>6.625%
Common Equity Tier 1 risk-based capital ratio
Consolidated	182,021	11.15%	n/a	n/a	73,469	>4.5%	83,673	>5.125%
Bank	200,621	12.29%	106,068	>6.5%	73,432	>4.5%	83,631	>5.125%
Tier 1 leverage ratio
Consolidated	189,492	10.14%	n/a	n/a	74,718	>4.0%	n/a	n/a
Bank	200,621	10.74%	93,373	>5.0%	74,699	>4.0%	n/a	n/a

17. SHARE BASED COMPENSATION
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
For the three months ended March 31, 2017, and March 31, 2016, the Company recognized $162.5 thousand and $133.6 thousand in expenses, respectively, related to these awards. The total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan as of both March 31, 2017 and March 31, 2016 was $2.1 million and $1.6 million, respectively. As of March 31, 2017, the cost is expected to be recognized over a weighted average period of 5.7 years.

Table 17.1: Stock Options
	For the Three Months Ended March 31,
	2017		2016 (1)
	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price
Outstanding, beginning of period	636,210	$12.71	663,648	$11.56
Options granted or exchanged	73,278	28.22	76,942	20.08
Exercised	(40,659)	11.97	(32,050)	10.89
Canceled or forfeited	(2,124)	11.53	(3,011)	13.98
Outstanding, end of period	666,705	$14.46	705,529	$12.50
Exercisable at end of period	250,003	$12.38	304,572	$12.49
(1) Adjusted for 5% stock dividend issued in December 2016

Table 17.2: Fair Value Assumptions for Stock Option Awards
	For the Three Months Ended March 31,
	2017	2016
Weighted-average risk-free interest rate	2.19%	1.46%
Expected dividend yield	0.99%	1.14%
Weighted-average expected volatility	46.81%	52.83%
Weighted-average expected life (in years)	7.3 years	6.9 years
Weighted-average fair value of each option granted	$13.04	$10.07

Table 17.3: Stock Options Outstanding
	As of March 31, 2017
	Outstanding		Exercisable
Range of Exercise Prices	Stock Options	Weighted-Average Remaining Contractual Life	Stock Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$8.00 - $9.99	196,294	5.0	13,973	2.7	$8.27
$10.00 - $10.99	95,453	5.3	62,837	4.9	10.09
$11.00 - $11.99	83,364	0.8	83,364	0.8	11.50
$13.00 - $13.99	34,955	0.6	32,927	0.5	13.27
$14.00 - $14.99	6,340	1.8	6,340	1.8	14.89
$15.00 - $15.99	78,073	7.2	32,864	6.9	15.20
$18.00 - $28.99	172,226	9.3	17,698	8.9	20.03
	666,705	5.7	250,003	3.3	$12.38

As of March 31, 2017, and March 31, 2016, the intrinsic value of stock options outstanding was $9.0 million and $5.8 million, respectively.

Table 17.4: Non-Vested Restricted Stock
	For the Three Months Ended March 31,
	2017		2016
	Non-vested Restricted Stock	Weighted-Average Grant Date Fair Value	Non-vested Restricted Stock	Weighted-Average Grant Date Fair Value
Outstanding, beginning of year	28,207	$7.90	44,496	$8.91
Granted	—	—	—	—
Canceled	—	—	(4)	10.37
Vested and issued	—	—	—	—
Outstanding, end of period	28,207	$7.90	44,492	$8.91

18. EARNINGS PER SHARE
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

Table 18: Basic and Dilutive Earnings Per Share
	For the Three Months Ended,
	March 31, 2017	March 31, 2016
	($ in thousands, except for per share amounts)
Net income available to common shareholders	$4,436	$3,924

Weighted average number of shares outstanding (2)	12,919,141	12,820,761
Effect of dilutive shares (1) (2)	299,888	245,933
Diluted weighted average number of shares outstanding (2)	13,219,029	13,066,694

Basic earnings per share (2)	$0.34	$0.31
Diluted earnings per share (2)	$0.34	$0.30
(1) All restricted stock, stock options and warrants were dilutive for the periods presented
(2) Prior periods adjusted for stock dividend

19. FAIR VALUE DISCLOSURES
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
Net transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period. There were no transfers within the fair value hierarchy for fair value measurements of the Company's investment securities during the three months ended March 31, 2017 or 2016.
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
Fair Value Classification and Transfers
Fair values estimated by management in the absence of readily determinable fair values are classified as Level 3. As of March 31, 2017, the Company's Level 3 assets and liabilities recorded were $4.6 million or approximately 0.2% of total assets and 1.5% of financial instruments measured at fair value. As of December 31, 2016, level 3 assets and liabilities were at $4.9 million or approximately 0.2% of total assets and 1.7% of financial instruments measured at fair value.
The following tables present information about the Company's assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2017 and December 31, 2016, respectively, and indicate the fair value hierarchy of the valuation techniques used by the Company to determine such fair value:

Table 19.1: Summary of Assets and Liabilities Measured at Fair Value
	As of March 31, 2017
	Level 1	Level 2	Level 3	Total
	($ in thousands)
Recurring:
Assets:
U.S. Treasuries	$8,078	$—	$—	$8,078
U.S. Government agencies	—	98,572	—	98,572
Mortgage-backed securities	—	87,309	—	87,309
Collateralized mortgage obligations	—	78,842	—	78,842
Taxable state and municipal securities	—	10,351	—	10,351
Tax-exempt state and municipal securities	—	14,695	—	14,695
Financial derivatives	—	—	407	407
Total recurring assets at fair value	$8,078	$289,769	$407	$298,254
Liabilities:
Financial derivatives	$—	$—	$315	$315
Total recurring liabilities at fair value	$—	$—	$315	$315
Nonrecurring:
Assets:
Loans held for investment (1)	$—	$—	$3,041	$3,041
Other real estate owned	—	—	832	832
Total nonrecurring assets at fair value	$—	$—	$3,873	$3,873

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
	($ in thousands)
Recurring:
Assets:
U.S. Treasuries	$8,078	$—	$—	$8,078
U.S. Government agencies	—	98,476	—	98,476
Mortgage-backed securities	—	68,951	—	68,951
Collateralized mortgage obligations	—	78,818	—	78,818
Taxable state and municipal securities	—	11,292	—	11,292
Tax-exempt state and municipal securities	—	14,589	—	14,589
Financial derivatives	—	—	318	318
Total recurring assets at fair value	$8,078	$272,126	$318	$280,522
Liabilities:
Financial derivatives	—	—	105	105
Total recurring liabilities at fair value	$—	$—	$105	$105
Nonrecurring:
Assets:
Loans held for investment (1)	$—	$—	$3,053	$3,053
Other real estate owned	—	—	1,428	1,428
Total nonrecurring assets at fair value	$—	$—	$4,481	$4,481
(1) Represents the impaired loans, net of allowance, that have been individually evaluated and reserved for.

Table 19.2: Fair Value Inputs, Assets, Quantitative Information
As of March 31, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
($ in thousands)
Loans held for investment (1)	$7,990	Appraisal	Appraisal Adjustments	0%-10% (5%)
			Cost to Sell	0%-10% (6%)
			Time to Liquidate (Mo.)	0-12 mo. (7 mo.)
			Probability of Default	5%-100% (50%)

Other real estate owned	$832	Appraisal	Appraisal Adjustment	10%-18% (15%)

As of December 31, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
($ in thousands)
Loans held for investment (1)	$8,256	Appraisal	Appraisal Adjustments	0%-43% (6%)
			Cost to Sell	0%-10% (6%)
			Probability of Default	5%-100% (51%)
			Time to Liquidate (Mo.)	0-12 mo (9 mo.)
Other real estate owned	$1,428	Appraisal	Appraisal Adjustment	0%-10% (10%)
			Cost to Sell	0-5% (5%)
(1) Represents the impaired loans, net of allowance, that have been individually evaluated and reserved for.

The recurring Level 3 assets and liabilities are related to the fair value of the interest rate locks recorded by the Mortgage Company (acquired in July 2015). These derivatives represent the fair value of the interest rate locks and forward sales contracts of mortgage backed securities. The fair value utilizes market pricing for the valuation with the unobservable inputs being the estimated pull-through percentages which ranges from 70% to 90%. For more information on these derivatives, see Part II, Note 14 - Commitments and Contingencies. There were no significant transfers in or out of level 3 for the three months ended March 31, 2017 and 2016, respectively.

Table 19.3: Estimated Fair Values and Carrying Values for Financial Assets, Liabilities and Commitments
	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ in thousands)
Assets:
Cash and cash equivalents	$77,318	$77,318	$97,373	$97,373
Investment securities	297,847	297,847	280,204	280,204
Restricted Stock	12,285	12,285	11,726	11,726
Loans held for sale	28,250	29,124	32,109	32,985
Loans held for investment, net	1,581,791	1,605,514	1,520,961	1,546,652
Derivatives	407	407	318	318
Liabilities:
Time deposits	573,420	573,047	525,161	525,149
Other borrowings	8,580	8,580	5,852	5,852
FHLB advances	128,350	128,701	232,097	232,264
Long-term borrowings	32,697	43,676	32,638	44,188
Derivatives	315	315	105	105
Off-balance sheet instruments	—	—	—	—

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
Deposits. The fair value of deposits with no stated maturity, such as demand, interest checking and money market, and savings accounts, is equal to the amount payable on demand at year-end, resulting in a Level 2 classification. The fair value of time deposits is based on the discounted value of contractual cash flows using the rates currently offered for deposits of similar remaining maturities thereby resulting in a Level 2 classification.
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

20. SEGMENT REPORTING

The Company has three reportable segments: traditional commercial banking, a mortgage banking business, and a wealth management business. The basis of segmentation is driven by the respective lines of business within the Company. Revenues from commercial banking operations consist primarily of interest earned on loans and investment securities and fees from deposit services. Mortgage banking operating revenues consist principally of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary market, and loan origination fee income. Wealth management operating revenues consist of fees for portfolio asset management and transactional fees charged to clients. The commercial banking segment provides the mortgage banking segment with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest based on a premium over their cost to borrow funds. These transactions are eliminated in the consolidation process. The following table presents segment information for the three months ended March 31, 2017. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Inter-segment transactions are recorded at cost and eliminated as part of the consolidation process. A management fee for operations and administrative support services is charged amongst subsidiaries and eliminated in the consolidated totals.

Table 20.1: Segment Reporting - 2017 (YTD)
	For the Three Months Ended March 31, 2017
	Commercial Bank	Mortgage Bank	Wealth Management	Other (1)	Consolidated Totals
	($ in thousands)
Interest and dividend income	$20,155	$224	$—	$—	$20,379
Interest expense	3,103	—	—	539	3,642
Net interest income	17,052	224	—	(539)	16,737
Provision for loan losses	1,015	—	—	—	1,015
Net interest income after provision for loan losses	16,037	224	—	(539)	15,722

Non-interest income	740	3,593	500	—	4,833
Compensation and employee benefits	5,247	2,917	303	237	8,704
Premises and equipment	1,472	168	33	41	1,714
Data processing	939	60	7	—	1,006
Professional fees	169	11	1	90	271
Mortgage loan processing expenses	—	199	—	—	199
Other operating expenses	1,380	285	74	63	1,802
Income/(loss) before provision for income taxes	$7,570	$177	$82	$(970)	$6,859

Total assets	$2,013,084	$40,885	$3,799	$1,250	$2,059,018
(1) Includes parent company and intercompany eliminations

Table 20.2: Segment Reporting - 2016 (YTD)
	For the Three Months Ended March 31, 2016
	Commercial Bank	Mortgage Bank	Wealth Management	Other (1)	Consolidated Totals
	($ in thousands)
Interest and dividend income	$17,254	$290	$—	$—	$17,544
Interest expense	2,458	—	1	532	2,991
Net interest income	14,796	290	(1)	(532)	14,553
Provision for loan losses	625	—	—	—	625
Net interest income after provision for loan losses	14,171	290	(1)	(532)	13,928

Non-interest income	386	3,962	429	4	4,781
Compensation and employee benefits	4,720	2,621	238	225	7,804
Premises and equipment	1,565	178	34	40	1,817
Data processing	932	63	10	—	1,005
Professional fees	228	14	2	75	319
Mortgage loan processing expenses	—	195	—	—	195
Other operating expenses	1,074	154	57	76	1,361
Income/(loss) before provision for income taxes	$6,038	$1,027	$87	$(944)	$6,208

Total assets	$1,705,413	$50,069	$3,488	$413	$1,759,383
(1) Includes parent company and intercompany eliminations

During the three months ended March 31, 2017, the mortgage subsidiary originated $114.3 million of total loan volume compared to $122.6 million for the three months ended March 31, 2016. Wealth Advisors’ assets under management grew to $306.8 million as of March 31, 2017, from $297.4 million as of December 31, 2016.

21. SUBSEQUENT EVENTS

On February 28, 2017, the Company announced that its Board of Directors declared a cash dividend of seven cents ($0.07) per share payable on April 3, 2017, to stockholders of record as of March 13, 2017. The dividend payout will be approximately $905 thousand on 12.9 million shares of voting and non-voting common stock.

On May 3, 2017, all 63,690 warrants for shares of common stock with an exercise price equal to $9.81 were exercised in a netted transaction in which shares were surrendered to pay for the exercise cost. The transaction resulted in 40,711 shares being issued to the holder of the warrants. There are no further warrants outstanding as a result of this transaction.

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
Consolidated net income available to common shareholders was $4.4 million (or $0.34 per diluted common share) for the three months ended March 31, 2017. Net income available to common shareholders during 2017 increased $0.5 million, up 13.0% over the $3.9 million (or $0.30 per diluted common share) earned during the three months ended March 31, 2016. These results reflect the following:

•	The increase in earnings is primarily attributable to the growth in earning assets, particularly loans held for investment, of the Bank.

•	Return on average assets for the three months ended March 31, 2017 was 0.91% compared to 0.94% for the same period last year.

•	Return on average shareholders’ equity for the three months ended March 31, 2017 was 9.15% compared to 8.60% for the three months ended March 31, 2016.

•
Net interest income after provision for loan losses for the three months ended March 31, 2017 increased $1.8 million or 12.9% to $15.7 million compared to $13.9 million for the three months ended March 31, 2016. This increase is primarily attributable to growth in earning assets of the Bank.

•
During the three months ended March 31, 2017, the Mortgage Company generated $3.8 million in gross revenue on $114.3 million of mortgage production compared to $4.3 million in revenue on $122.6 million of mortgage production over the same period last year. In 2017, the mortgage segment contributed net income of $0.1 million or $0.01 cents per share fully diluted.

•
As of March 31, 2017, and December 31, 2016, total assets were $2.1 billion and $2.0 billion, respectively. Total net loans held for investment increased by $60.8 million, or 4.0%, from $1.5 billion as of December 31, 2016, to $1.6 billion as of March 31, 2017. This increase is attributable to organic growth from our existing lending team. During the same period, total deposits increased $156.6 million, or 10.3%, to $1.7 billion. This increase is attributable to deposit growth in our retail network.

•
As of March 31, 2017, WashingtonFirst had $7.5 million in non-performing assets, 0.37% of total assets; a decrease of $1.0 million from $8.5 million at December 31, 2016. Allowance for loan losses increased to $14.5 million during the three months ended March 31, 2017 increasing $0.9 million compared to December 31, 2016. The increase in the allowance was driven by provisions of $1.0 million partially offset by net charge-offs of $0.1 million.

•	The Company paid its 14th consecutive quarterly dividend of $0.07 on April 3, 2017.

The Company's primary market, the Washington, D.C. metropolitan area (which includes the District of Columbia proper, Northern Virginia and suburban Maryland), has been relatively less impacted by recessionary forces than other parts of the country. The region’s economic strength is due not only to the region’s significant federal presence, but also to strong growth in the business and professional services sector. Private sector growth was attributable in part to a diverse economy including a large health care component, substantial business services, and a highly educated work force. The unemployment rate in the region has remained consistently below the national average for the last several years. Much of this success is due to the region’s highly trained and educated workforce. According to the U.S. Census Bureau, the region is home to six of the top ten most highly educated counties in the nation and six of the top ten most affluent counties, as measured by household income. Collectively, the Company’s market area is more diverse and resilient than many other regions. During the first quarter of 2017, the Mid-Atlantic region in which the Company operates continued to show consistent economic improvement. Market interest rates and general conditions remained favorable for all business segments. The Bank experienced healthy loan growth while maintaining strong levels of liquidity, capital and credit quality. The Mortgage Company benefited from favorable interest rates spurring an increase in refinancings.

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

Results of Operations

Table M1: Selected Performance Ratios
	For the Three Months Ended
	March 31, 2017	March 31, 2016
	($ in thousands, except earnings per share)
Average total assets	$1,976,054	$1,682,379
Average shareholders' equity	196,531	183,491
Net income	4,436	3,924
Basic earnings per common share (2)	$0.34	$0.31
Fully diluted earnings per common share (2)	$0.34	$0.30
Return on average assets	0.91%	0.94%
Return on average shareholders' equity	9.15%	8.60%
Average shareholders' equity to average total assets	9.95%	10.91%
Efficiency ratio (1)	64.39%	64.91%
Dividend payout ratio	20.59%	18.75%
(1) Annualized
(1) The efficiency ratio is calculated as total non-interest expense (less debt extinguishment costs) divided by the sum of net interest income and total non-interest income (less gain on sale of AFS securities and gain on debt extinguishment). This non-GAAP financial measure is presented to facilitate an understanding of the Company's performance.

(2) Adjusted for stock dividends

The following tables provide information regarding interest-earning assets and funding for the three months ended March 31, 2017 and March 31, 2016. The balance of non-accruing loans is included in the average balance of loans presented, though the related income is accounted for on a cash basis. Therefore, as the balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly. The increase in average rate on interest-bearing deposit accounts is consistent with general trends in average short-term rates during the periods presented. The upward trend in the average rate on time deposits reflects the maturity of older time deposits and the issuance of new time deposits at higher market rates.

Table M2: Average Balances, Interest Income and Expense and Average Yield and Rates
	For the Three Months Ended
	March 31, 2017			March 31, 2016
	Average Balance	Income/ Expense	Yield/ Rate (6)	Average Balance	Income/ Expense	Yield/ Rate (6)
	($ in thousands)
Assets
Interest-earning assets:
Loans held for sale	$21,790	$224	4.12%	$29,015	$290	3.96%
Loans held for investment (1)	1,566,507	18,555	4.74%	1,332,538	16,101	4.78%
Investment securities - taxable	270,479	1,265	1.87%	222,333	992	1.77%
Investment securities - tax-exempt (2)	14,628	97	2.63%	4,089	31	3.06%
Other equity securities	15,702	196	5.08%	6,223	72	4.64%
Interest-bearing balances	100	—	0.56%	43	—	0.94%
Federal funds sold	39,417	74	0.76%	41,590	68	0.65%
Total interest earning assets	1,928,623	20,411	4.23%	1,635,831	17,554	4.25%
Non-interest earning assets:
Cash and due from banks	3,399			1,981
Premises and equipment	6,944			7,630
Other real estate owned	1,083			432
Other assets (3)	49,941			48,919
Less: allowance for loan losses	(13,936)			(12,414)
Total non-interest earning assets	47,431			46,548
Total Assets	$1,976,054			$1,682,379

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$129,444	$109	0.34%	$114,714	$86	0.30%
Money market deposit accounts	258,109	452	0.71%	297,453	438	0.59%
Savings accounts	207,403	362	0.71%	171,442	300	0.70%
Time deposits	534,027	1,494	1.13%	438,791	1,171	1.07%
Total interest-bearing deposits	1,128,983	2,417	0.87%	1,022,400	1,995	0.78%
FHLB advances	221,285	682	1.23%	111,710	454	1.61%
Other borrowings and long-term borrowings	39,164	543	5.61%	39,599	542	5.48%
Total interest-bearing liabilities	1,389,432	3,642	1.06%	1,173,709	2,991	1.02%
Non-interest-bearing liabilities:
Demand deposits	376,949			309,393
Other liabilities	13,142			15,786
Total non-interest-bearing liabilities	390,091			325,179
Total Liabilities	1,779,523			1,498,888
Shareholders’ Equity	196,531			183,491
Total Liabilities and Shareholders’ Equity	$1,976,054			$1,682,379

Interest Spread (4)			3.17%			3.23%
Net Interest Margin (2)(5)		$16,769	3.47%		$14,563	3.51%

(1)	Includes loans placed on non-accrual status.

(2)
Yield and income presented on a fully taxable equivalent (FTE) basis using a federal statutory rate of 35 percent and includes $32 thousand and $10 thousand of FTE income for the three months ended March 31, 2017, and March 31, 2016, respectively.

(3)	Includes intangibles, deferred tax asset, accrued interest receivable, bank-owned life insurance and other assets.

(4)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(5)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

(6)
Rates and yields are annualized and calculated from actual, not rounded amount in thousands which appear in this table. Additionally, yields are calculated based on a 360 or 365 day convention as appropriate. For leap years, a 366 annaulization approach is taken instead of 365 days.

The following tables set forth information regarding the changes in the components of the Company’s net interest income for the periods indicated. For each category, information is provided for changes attributable to changes in volume (change in volume multiplied by old rate) and changes in rate (change in rate multiplied by old volume). Combined rate/volume variances, the third element of the calculation, are allocated based on their relative size. The decreases in income due to changes in rate reflect the reset of variable rate investments, variable rate deposit accounts and adjustable rate mortgages to lower rates and the acquisition of new lower yielding investments and loans, as described above. The decrease in expense reflects the decreased cost of funding due to lower interest rates available in the debt markets. The increases due to changes in volume reflect the increase in on-balance sheet assets during the three months March 31, 2017, and 2016.

Table M3: Changes in Rate and Volume Analysis
	For the Three Months Ended March 31, 2017 Compared to Same Period 2016			For the Three Months Ended March 31, 2016 Compared to Same Period 2015
	(Decrease)/Increase Due to			(Decrease)/Increase Due to
	Rate	Volume	Total	Rate	Volume	Total
	($ in thousands)
Income from interest-earning assets:
Loans held for sale	$71	$(137)	$(66)	$290	$—	$290
Loans held for investment	(906)	3,360	2,454	(3,864)	6,525	2,661
Investment securities - taxable	56	217	273	27	249	276
Investment securities - tax exempt	(30)	96	66	(7)	14	7
Other equity securities	7	117	124	9	2	11
Interest bearing balances	—	—	—	38	(54)	(16)
Federal funds sold	26	(20)	6	115	(105)	10
Total income from interest-earning assets	(776)	3,633	2,857	(3,392)	6,631	3,239
Expense from interest-bearing liabilities:
Interest-bearing deposits	222	200	422	134	410	544
FHLB Advances	(640)	868	228	60	24	84
Borrowed funds	33	(32)	1	75	284	359
Total expense from interest-bearing liabilities	(385)	1,036	651	269	718	987
Increase (Decrease) in net interest income	$(391)	$2,597	$2,206	$(3,661)	$5,913	$2,252

Interest Earning Assets
Average loan balances were $1.6 billion for the three months ended March 31, 2017, compared to $1.3 billion and for the three months ended March 31, 2016. This 18% increase over the prior year is attributable primarily to organic growth. The related interest income from loans was $18.6 million for the three months ended March 31, 2017 resulting in an average yield of 4.74%, compared to $16.1 million for March 31, 2016 resulting in average yield of 4.78%. The decrease in average yield on loans reflects competitive pressure on loan pricing during the period (including the repricing of adjustable rate loans). Interest rates are established for classes of loans that include variable rates based on the prime rate as reported by The Wall Street Journal or other identifiable bases while others carry fixed rates with terms as long as 30 years. Most variable rate originations include minimum initial rates and/or floors.
Taxable investment securities balances averaged $270.5 million for the three months ended March 31, 2017, compared to $222.3 million for the three months March 31, 2016. Interest income generated on these investment securities for the three months ended March 31, 2017 totaled $1.3 million, or a 1.87% yield, compared to $1.0 million or a 1.77% yield for the three months ended March 31, 2016.
Tax-exempt investment securities balances averaged $14.6 million for the three months ended March 31, 2017, compared to $4.1 million for the three months ended March 31, 2016. Interest income generated on these investment securities for the three months ended March 31, 2017 totaled $97 thousand, or a 2.63% yield, compared to $31 thousand or a 3.06% yield for the three months ended March 31, 2016. The yield for tax-exempt securities has been presented on a fully taxable equivalent basis.
Other equity securities balances averaged $15.7 million for the three months March 31, 2017, compared to $6.2 million for the three months ended March 31, 2016. Interest income generated on these investment securities for the three months ended March 31, 2017 totaled $196.0 thousand, or a 5.08% yield, compared to $72.0 thousand or a 4.64% yield for the three months ended March 31, 2016.

Interest-bearing balances averaged $100.0 thousand for the three months ended March 31, 2017, compared to $43.0 thousand for the three months ended March 31, 2016. Interest income generated on these balances for the three months ended March 31, 2017 totaled $0, or a 0.56% yield, compared to $0 or a 0.94% yield for the three months ended March 31, 2016.
Short-term investments in federal funds sold averaged $39.4 million for the three months ended March 31, 2017, compared to $41.6 million for the three months ended March 31, 2016. The decrease in average short-term investments in 2017 is attributable to loan growth out pacing deposit growth. Interest income generated on these assets for the three months ended March 31, 2017 totaled $74.0 thousand, or a 0.76% yield, compared to $68.0 thousand, or a 0.65% yield, for the three months ended March 31, 2016.
Interest Bearing Liabilities
Average interest-bearing deposits were $1.1 billion for the three months March 31, 2017 compared to $1.0 billion for March 31, 2016. This 10% increase in the average interest-bearing deposits in 2017 is the result of organic growth. The related interest expense from interest-bearing deposits was $2.4 million for the three months ended March 31, 2017, compared to $2.0 million for the three months ended March 31, 2016. The average rate on these deposits was 0.87% for the three months ended March 31, 2017, compared to 0.78% for March 31, 2016. This increase in the cost of interest-bearing deposits is attributable to increased competition in the Company’s market, and changes in the mix of interest-bearing deposits. The increase in interest expense is primarily attributable to an increase in the average balance of interest bearing liabilities as well as changes in the mix of deposit funding.
FHLB advances averaged $221.3 million for the three months ended March 31, 2017, compared to $111.7 million for the three months ended March 31, 2016. Interest expense incurred on these borrowings for the three months ended March 31, 2017, totaled $682.0 thousand, or a 1.23% rate, compared to $454.0 thousand, or a 1.61% rate, for the three months ended March 31, 2016. In late March 2017, the company prepaid $10.0 million and $15.0 million of FHLB advances due to the advantageous interest rate changes; the gains to terminate were $151.6 thousand and $150.5 thousand, respectively.
Other borrowings and long-term liabilities averaged $39.2 million for the three months ended March 31, 2017, compared to $39.6 million for the three months ended March 31, 2016. Interest expense incurred on these borrowing for the three months ended March 31, 2017, totaled $543.0 thousand, or a 5.61% rate, compared to $542.0 thousand, or a 5.48% rate for the three months ended March 31, 2016.
The Company’s net interest margin includes the benefit of acquisition accounting fair value adjustments (purchase marks). Net accretion related to acquisition accounting totaled $0.2 million for the three months ended March 31, 2017. Actual accretion results presented are augmented by prepayments of loans, whereas future projections of accretion are based solely on the contractual maturity of loans and do not include estimated accretion related to prepayment of loans. The actual 2017 and remaining estimated net accretion impact are reflected in the following table.

Table M4: Purchase Accounting Accretion Analysis
	Loan Accretion	Borrowings Accretion (Amortization)	Total
	($ in thousands)
For the years ending:
For the quarter ended March 31, 2017	$237	$(34)	$203
For the remaining nine months of 2017	222	(104)	118
2018	301	(139)	162
2019	299	(139)	160
2020	282	(139)	143
2021	266	(139)	127
Thereafter	2,337	(1,594)	743

Non-Interest Income
For the three months ended March 31, 2017, non-interest income was $4.8 million, compared to $4.8 million for the three months ended March 31, 2016. This $52.0 thousand increase over the three months ended March 31, 2016 is primarily attributable to the gain on debt extinguishment from the prepayment of FHLB advances and the increase in Wealth Management income. Gains on the sale of available-for-sale investment securities totaled $0.0 million for the three months ended March 31, 2017, compared to $75.0 thousand for the three months ended March 31, 2016. The decrease of $75.0 thousand over the three months ended March 31, 2016, is the result of not having any sales of investment securities in the first quarter 2017.

The mortgage segment realized gains on the sale of loans of $2.6 million for the three months ended March 31, 2017, compared to $2.7 million for the three months ended March 31, 2016, respectively. During the three months ended March 31, 2017, 77.6% of the mortgage loan volume was for purchase money mortgage loans, whereas only 53.6% of the mortgage volume for March 31, 2016, respectively, was for purchase money loans. Additional fee income of $0.9 million was generated by the mortgage subsidiary for the three months ended March 31, 2017. Mortgage origination volume for the three months ended March 31, 2017, was $114.3 million, compared to $122.6 million for the same period last year. Mortgage operations tend to be subject to seasonality with higher levels of volume seen during the second and third quarters annually.
The Wealth Management segment generated $0.5 million in revenue for the three months ended March 31, 2017, compared to $0.4 million for the three months ended March 31, 2016. Assets under management grew to $306.8 million as of March 31, 2017, at the wealth management subsidiary, compared to $236.7 million as of March 31, 2016.
Non-Interest Expense
For the three months ended March 31, 2017, non-interest expense was $13.7 million, compared to $12.5 million for the three months ended March 31, 2016. The increase of $1.2 million over the three months ended March 31, 2016 is primarily attributable to higher overhead costs, mainly salaries and benefits during the first quarter of 2017, compared to the same period last year. Compensation and employee benefits were $8.7 million and $7.8 million for the three months ended March 31, 2017 and 2016, respectively. This $0.9 million increase over the three months ended March 31, 2016 is primarily attributable to organic growth in the banking segment and higher overhead costs in the mortgage segment. During the three months ended March 31, 2017, the Company prepaid two long-term FHLB advances and incurred a net gain upon extinguishment of debt totaling $0.3 million. No such gains were incurred during the three months ended March 31, 2016.
Gain on sale of loans is highly correlated with salaries and employee benefits at the mortgage subsidiary due to commissions paid to loan officers. Salaries and employee benefits totaled $2.9 million for the three months ended March 31, 2017, compared to $2.6 million for the three months ended March 31, 2016, at the mortgage segment. Of those amounts, $1.3 million and $1.3 million were related to variable commission and bonus costs for the three months ended March 31, 2017, and 2016, respectively. Total non-interest expense, which is inclusive of salaries and employee benefits, at the mortgage segment totaled $3.6 million and $3.2 million for the three months March 31, 2017, and 2016, respectively. The mortgage variable production costs are primarily made up of appraisal, verification and credit reporting costs incurred upfront; as well as closing expenses, investor fees, and quality control costs incurred during and after loan closing.
Changes in other operating expenses are outlined in the following table.

Table M5: Consolidated Statement of Operations - Other Operating Expenses Detail
	For the Three Months Ended,
	March 31, 2017	March 31, 2016
	($ in thousands)
Other real estate owned expenses	$173	$3
Business and franchise tax	410	278
Advertising and promotional expenses	328	252
FDIC premiums	295	248
Postage, printing and supplies	54	48
Directors' fees	107	96
Insurance	59	56
Amortization of intangibles	67	67
Other	309	313
Other expenses	$1,802	$1,361

Provision for Income Taxes
Provision for income taxes were $2.4 million for the three months ended March 31, 2017, compared to $2.3 million for the same period 2016, resulting in effective tax rates of 35.3%, 36.8%, respectively.

Financial Condition
Total assets were $2.1 billion as of March 31, 2017, compared to $2.0 billion as of December 31, 2016. This 2.8% increase is primarily attributable to the Bank’s organic growth. As of March 31, 2017, the Company had $77.3 million of cash and cash equivalents, compared to $97.4 million as of December 31, 2016. As of March 31, 2017, the Company had $297.8 million of investment securities, compared to $280.2 million as of December 31, 2016.
Total loans held for investment, net, increased $60.8 million (4.0%) from $1.5 billion as of December 31, 2016, to $1.6 billion as of March 31, 2017. This increase is attributable to organic loan growth in our core market.
Total deposits increased $156.6 million (10.3%) from $1.5 billion as of December 31, 2016 to $1.7 billion as of March 31, 2017. This increase is attributable to a $111.6 million growth in non-interest demand deposit account balances, a $3.3 million decrease in transactional accounts, and a $48.3 million increase in time deposits.
Total shareholders’ equity increased $4.6 million (2.4%) from $192.7 million as of December 31, 2016 to $197.2 million as of March 31, 2017. The increase in total shareholders’ equity during that period is attributable to net income of $4.4 million, stock option exercises of $488.0 thousand, less year to date cash dividends declared of $0.9 million, offset by $0.4 million of other comprehensive income as a result of the change in fair value of the available-for-sale investment portfolio.
Investment Securities - Available-for-sale
The Company actively manages its portfolio duration and composition in response to changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are pledged as collateral for certain borrowing transactions, public funds and repurchase agreements. The total fair value of the amount of the investment securities accounted for under available-for-sale accounting was $297.8 million as of March 31, 2017, compared to $280.2 million as of December 31, 2016. The increase is primarily attributable to additional purchases of investment securities. For reporting purposes, management includes Small Business Administration debentures within the mortgage backed securities subtotal due to similar cash flow characteristics.

Table M6: Available-for-Sale Investment Securities Summary
	March 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	($ in thousands)
U.S. Treasuries	$8,078	2.7%	$8,078	2.9%
U.S. Government agencies	98,572	33.1%	98,476	35.2%
Mortgage-backed securities	87,309	29.3%	68,951	24.6%
Collateralized mortgage obligations	78,842	26.5%	78,818	28.1%
Taxable state and municipal securities	10,351	3.5%	11,292	4.0%
Tax-exempt state and municipal securities	14,695	4.9%	14,589	5.2%
Total available-for-sale investment securities	$297,847	100.0%	$280,204	100.0%

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

Table M7: Available-for-Sale Investment Securities Contractual Maturity
	As of March 31, 2017
	Amortized Cost	Fair Value	Weighted-Average Yield
	($ in thousands)
Due within one year	$8,337	$8,348	1.39%
Due after one year through five years	99,190	98,886	1.79%
Due after five years through ten years	47,265	46,113	1.88%
Due after ten years	146,502	144,500	1.98%
Total available-for-sale investment securities	$301,294	$297,847	1.91%

	As of December 31, 2016
	Amortized Cost	Fair Value	Weighted-Average Yield
	($ in thousands)
Due within one year	$6,856	$6,876	1.49%
Due after one year through five years	100,102	99,693	1.78%
Due after five years through ten years	45,828	44,419	1.92%
Due after ten years	131,486	129,216	1.88%
Total available-for-sale investment securities	$284,272	$280,204	1.88%

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
The Mortgage Company was acquired in July 2015. See Note 2 - Acquisition Activities for further details. As of March 31, 2017, loans held for sale totaled $28.3 million. The amount of loans held for sale outstanding at the end of any given month fluctuates with the volume of loans closed during the month and the timing of loans purchased by investors. During the three months ended March 31, 2017, the mortgage subsidiary originated $114.3 million of total loan volume.
Loans Held for Investment
In its lending activities, the Company seeks to develop relationships with clients whose business and individual banking needs will grow with the Company. The Company has made significant efforts to be responsive to the lending needs in the markets served, while maintaining sound asset quality and credit practices. The Company extends credit to construction and development, residential real estate, commercial real estate, commercial and industrial and consumer borrowers in the normal course of business. The gross loans held for investment portfolio totaled $1.6 billion as of March 31, 2017, an increase of $61.8 million, or 4.0%, from the December 31, 2016, balance of $1.5 billion.

Table M8: Loans Held for Investment Portfolio
	March 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	($ in thousands)
Construction and development	$267,657	16.8%	$288,193	18.8%
Commercial real estate - owner occupied	257,928	16.2%	231,414	15.1%
Commercial real estate - non-owner occupied	588,303	36.8%	557,846	36.3%
Residential real estate	308,465	19.3%	287,250	18.7%
Real estate loans	1,422,353	89.1%	1,364,703	88.9%
Commercial and industrial	169,884	10.6%	165,172	10.8%
Consumer	4,059	0.3%	4,668	0.3%
Total loans held for investment	$1,596,296	100.0%	$1,534,543	100.0%

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

Loans secured by various types of real estate, which include construction and development loans, commercial real estate loans, and residential real estate loans, constitute the largest portion of total loans. Of that portion, commercial real estate loans represent the largest dollar exposure. Substantially all of these loans are secured by properties in the greater Washington, D.C. metropolitan area with the heaviest concentration in Northern Virginia. Risk is managed through diversification by sub-market, property type, and loan size, and by seeking loans with multiple sources of repayment. The average outstanding loan balance in this portfolio is $0.6 million as of March 31, 2017.
Construction and development loans represented 16.8% and 18.8% of the total loan portfolio as of March 31, 2017 and December 31, 2016, respectively. New originations in this category are being underwritten in the context of current market conditions and are particularly focused in sub-markets which the Company believes to be relatively strong as compared to other markets in the region. Legacy loans, particularly in the land and speculative construction portion of this portfolio, have been largely converted to amortizing loans with regular principal and interest payments. The Company expects any future reductions in its land and speculative construction exposure to be partially offset by increases in residential construction activities as market conditions improve.
Secured residential real estate loans represented 19.3% and 18.6% of total loans as of March 31, 2017 and December 31, 2016, respectively. In general, loans in these categories represent loans underwritten to customers who had or established a deposit relationship with the respective bank at the time the loan was originated. Management believes that its underwriting criteria reflect current market conditions.
The contractual maturity ranges or repricing schedules, as appropriate, of the loans in the Bank’s loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of March 31, 2017, are summarized in the following table:

Table M9: Loan Portfolio Maturity Schedule
	As of March 31, 2017
	One Year or Less	One to Five Years	Over Five Years	Total
	($ in thousands)
Construction and development	$185,540	$65,133	$16,984	$267,657
Commercial real estate - owner occupied	23,807	43,854	190,267	257,928
Commercial real estate - non-owner occupied	64,729	226,836	296,738	588,303
Residential real estate	48,521	64,639	195,305	308,465
Commercial and industrial	76,709	71,421	21,754	169,884
Consumer	2,047	877	1,135	4,059
Total loans	$401,353	$472,760	$722,183	$1,596,296

Loans with a predetermined interest rate	$80,398	$307,206	$132,414	$520,018
Loans with a floating or adjustable interest rate	320,955	165,554	589,769	1,076,278
Total loans	$401,353	$472,760	$722,183	$1,596,296

Asset Quality
The Bank separates its loans into the following categories, based on credit quality: pass; pass watch; special mention; substandard; doubtful; and loss. The Bank reviews the characteristics of each rating at least annually, generally during the first quarter of each year. For a discussion of the characteristics of these ratings, see Note 5 - Loans Held for Investment.
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
When payments are 90 days or more in arrears, or when it is no longer prudent to recognize current interest income on a loan, management classifies the loan as non-accrual. From time to time, a loan may be past due 90 days or more but is well secured and in the process of collection and thus warrants remaining on accrual status. Non-accrual loans decreased from $5.7 million as of December 31, 2016 to $5.5 million as of March 31, 2017. There were no loans past due more than 90 days that were still accruing as of March 31, 2017, and $2 thousand in loans past due more than 90 days that were still accruing as of December 31, 2016.

Allowance for Loan Losses
The methodology used by the Company to determine the level of its allowance for loan losses is described in Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Allowance for Loan Losses.”
The allowance for loan losses was $14.5 million as of March 31, 2017, or approximately 0.91% of outstanding loans held for investment, compared to $13.6 million or approximately 0.89% of outstanding loans held for investment as of December 31, 2016.
As of March 31, 2017, the Company has allocated $1.1 million for specific loans evaluated individually for impairment. For the three months ended March 31, 2017, the Company recorded $1.0 million in provisions for loan losses, $288.0 thousand in charge-offs, and $196.0 thousand in recoveries, compared to $0.6 million in provision for loans losses, $0.6 million in charge-offs and $36.0 thousand in recoveries for the three months ended March 31, 2016.
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

Table M10: Analysis of the Allowance for Loan Losses
	For the Three Months Ended
	March 31, 2017	March 31, 2016
	($ in thousands)
Balance at beginning of period	$13,582	$12,289
Provision for loan losses	1,015	625
Charge-offs:
Construction and development	—	(31)
Commercial real estate - owner occupied	—	—
Commercial real estate - non-owner occupied	—	(543)
Residential real estate	(170)	(8)
Commercial and industrial	(116)	(38)
Consumer loans	(2)	(1)
Total charge-offs	(288)	(621)
Recoveries:
Construction and development	6	2
Commercial real estate - owner occupied	13	—
Commercial real estate - non-owner occupied	—	—
Residential real estate	76	25
Commercial and industrial	81	8
Consumer	20	1
Total recoveries	196	36
Net recoveries/(charge-offs)	(92)	(585)
Balance at end of period	$14,505	$12,329

Allowance for loan losses to total loans held for investment	0.91%	0.92%
Adjusted allowance for loan losses to total loans held for investment (1)	1.12%	1.25%
Allowance for loan losses to non-accrual loans	265.90%	140.26%
Allowance for loan losses to non-performing assets	192.27%	87.69%
Non-performing assets to total assets	0.37%	0.80%
Net charge-offs to average loans held for investment	0.02%	0.18%
(1) This is a non-GAAP financial measure. Refer to the table below outlining the reconciliation of GAAP Allowance Ratio to Adjusted Allowance Ratio.

Of the Bank’s $1.6 billion in gross loans outstanding as of March 31, 2017, approximately $52.6 million or 3.3% were recorded on the books at fair value in connection with the acquisition of Alliance and the Millennium Transaction and have an aggregate discount on the books of $3.7 million as of March 31, 2017. This discount is a net amount consisting of credit-related mark-downs of $3.4 million, yield-related mark-downs of $0.9 million and yield-related mark-ups of $0.6 million.
The adjustment required to reconcile allowance for loan losses with the Company’s adjusted allowance for loan losses and adjusted allowance for loan losses to total loans ratios is the addition of the credit purchase accounting marks on purchased loans in the portfolio. In acquisition accounting, there is no carryover of previously established allowance for loan losses, as acquired loans are recorded at fair value. Loans that were acquired under the purchase accounting method are carried at book value with certain accounting marks set up on them at the time of purchase in order to adjust the acquired loans to fair value. These accounting marks can be pricing marks or credit marks. Pricing marks account for the difference in current interest rates and the interest rate on the loan being acquired, and may be either positive or negative. Credit marks may only be negative and are similar to an allowance for loans losses based on credit quality. Therefore, in determining the adjusted allowance for loan losses and related ratio, the credit mark component is added to the allowance for loan losses and to the total loans held for investment. Below is a reconciliation of the allowance for loan losses and related ratios to the adjusted allowance for loan losses and related ratios as of March 31, 2017, and December 31, 2016:

Table M11: Reconciliation of GAAP Allowance Ratio to Adjusted Allowance Ratio (1)
	March 31, 2017	December 31, 2016
	($ in thousands)
GAAP allowance for loan losses	$14,505	$13,582
GAAP loans held for investment, at amortized cost	1,596,296	1,534,543

GAAP allowance for loan losses to total loans held for investment	0.91%	0.89%

GAAP allowance for loan losses	$14,505	$13,582
Plus: Credit purchase accounting marks	3,355	3,537
Adjusted allowance for loan losses	$17,860	$17,119

GAAP loans held for investment, at amortized cost	$1,596,296	$1,534,543
Plus: Credit purchase accounting marks	3,355	3,537
Adjusted loans held for investment, at amortized cost	$1,599,651	$1,538,080

Adjusted allowance for loan losses to total loans held for investment (1)	1.12%	1.11%
(1) This is a non-GAAP financial measure. Credit purchase accounting marks are GAAP marks under purchase accounting guidance.
Non-performing Assets
As of March 31, 2017, the Company had $7.5 million of non-performing assets compared to $8.5 million as of December 31, 2016, a decrease of $1.0 million. The ratio of non-performing assets to total assets decreased 6 basis points to 0.37% as of March 31, 2017, from 0.43% as of December 31, 2016.

Table M12: Non-Performing Assets
	March 31, 2017	December 31, 2016
	($ in thousands)
Non-accrual loans	$5,455	$5,746
90+ days still accruing	—	2
Troubled debt restructurings still accruing	1,257	1,361
Other real estate owned	832	1,428
Total non-performing assets	$7,544	$8,537
Non-performing assets to total assets	0.37%	0.43%

Non-accrual loans were $5.5 million as of March 31, 2017, compared to $5.7 million as of December 31, 2016. The $5.5 million non-accrual loan balance consists primarily of loans secured by commercial real estate. Specific reserves for impaired loans were $1.1 million and $1.3 million, respectively, as of March 31, 2017 and December 31, 2016.
As of March 31, 2017, OREO was $0.8 million compared to $1.4 million as of December 31, 2016. During the three months ended March 31, 2017, the Bank acquired no OREO properties with a fair value of and sold one property for $538.1 thousand.

Table M13: Changes in Other Real Estate Owned
	For the Three Months Ended
	March 31, 2017	March 31, 2016
	($ in thousands)
Balance at beginning of period	$1,428	$—
Properties acquired at foreclosure	—	1,675
Sales of foreclosed properties	(538)	—
Write downs	(58)	—
Balance at end of period	$832	$1,675

Restricted Stock
The Bank’s securities portfolio contains restricted stock investments that are required to be held as part of its banking operations. As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to 4.25% of aggregate outstanding advances in addition to the membership stock requirement of 0.09% of total assets as of March 31, 2017 (subject to a cap of $15.0 million). Unlike other types of stock, FHLB stock and the stock of correspondent banks is acquired primarily for the right to receive advances and loan participations rather than for the purpose of maximizing dividends or stock growth. No readily available market exists for the FHLB and correspondent bank stock, and they have no quoted market value. Restricted stock, such as FHLB and correspondent bank stock, is carried at cost. FHLB stock pays a quarterly dividend. For the three months ended March 31, 2017, FHLB stock dividend yield was 4.80% as compared to 4.84% for the prior year.
On December 19, 2016, the Bank’s application to become a member of the Federal Reserve Bank of Richmond was approved. As a member bank of the Federal Reserve, the Bank is required to subscribe to Federal Reserve Stock in the amount equivalent to six percent of its capital and surplus. On a quarterly basis, the Bank measures its capital and makes adjustments to its Fed Stock holdings as appropriate.

Table M14: Composition of Restricted Stocks
	March 31, 2017	December 31, 2016
	($ in thousands)
FHLB stock	$7,254	$11,370
ACBB	100	100
CBB	256	256
Fed Stock	4,675	—
Total other equity securities	$12,285	$11,726

Deposits
The Bank seeks deposits within its market area by offering high-quality customer service, using technology to deliver deposit services effectively and paying competitive interest rates.
As of March 31, 2017, the deposit portfolio totaled $1.7 billion, comprised of $493.5 million of non-interest bearing deposits and $1.2 billion of interest bearing deposits. Total deposits increased $156.6 million (10.3%) from $1.5 billion as of December 31, 2016 to $1.7 billion as of March 31, 2017. As of December 31, 2016, the deposit portfolio totaled $1.5 billion, which was composed of $381.9 million of non-interest bearing deposits and $1.1 billion of interest bearing deposits.
The average balance of interest bearing deposits was $1.1 billion for the three months ended March 31, 2017, compared to $1.0 billion for the same period 2016. The increase in the average interest-bearing deposits in 2017 was a mix of organic growth as well as strategic investments in brokered CDs. The related interest expense from interest-bearing deposits was $2.4 million for the three months ended 2017, compared to $2.0 million for the same period 2016. The average rate on these deposits was 0.87% for the three months ended March 31, 2017, compared to 0.78% for the same period 2016. The increase in interest expense is primarily attributable to an increase in the average balance of interest bearing liabilities as well as changes in the mix of deposit funding.
Average non-interest bearing deposits were $376.9 million for the three months ended March 31, 2017, compared to $309.4 million for the same period 2016. The increase in the average non-interest-bearing deposits in 2017 is the result of organic growth.
A significant component of the Bank’s deposit portfolio is related to title companies, predominantly held in non-interest bearing transaction accounts. Balances with these relationships tends to fluctuate on a seasonal cycle with lows in the 1st and 4th quarters, and highs in the 2nd and 3rd quarters. For the three months March 31, 2017, average title company balances were $251.8 million compared to $168.1 million for the prior year.

Table M15: Certificates of Deposit by Maturity
	As of March 31, 2017
	Under $100,000	$100,000 through $250,000	Over $250,000	Total
	($ in thousands)
Three months or less	$14,736	$58,033	$33,675	$106,444
Three through six months	23,328	42,796	15,279	81,403
Six through twelve months	31,566	93,234	50,695	175,495
Over twelve months	66,252	98,177	45,649	210,078
Total certificates of deposit	$135,882	$292,240	$145,298	$573,420

	As of December 31, 2016
	Under $100,000	$100,000 through $250,000	Over $250,000	Total
	($ in thousands)
Three months or less	$9,964	$73,655	$18,996	$102,615
Three through six months	14,234	45,200	34,114	93,548
Six through twelve months	19,449	79,979	55,261	154,689
Over twelve months	33,632	109,982	30,695	174,309
Total certificates of deposit	$77,279	$308,816	$139,066	$525,161

Other Borrowings
Other borrowings consist of customer repurchase agreements and overnight borrowings from correspondent banks. As of March 31, 2017 and 2016, the Company had no outstanding overnight borrowings from correspondent banks. Customer repurchase agreements are standard commercial bank transactions and involve a Bank customer rather than a wholesale bank or broker. This product is an accommodation to commercial customers and individuals that require safety for their funds beyond the FDIC deposit insurance limits. Management believes this product offers it a stable source of financing at a reasonable market rate of interest and is continuing the program. As of March 31, 2017, the Company had $8.6 million of customer repurchase agreements with an average rate of 0.05%, compared to $5.9 million at 0.05% as of December 31, 2016. As of March 31, 2017, the Company was in compliance with all debt agreements and/or debt covenants.
FHLB Advances
The FHLB is a significant source of funding for the Bank, which augments its funding portfolio with FHLB advances for both liquidity and interest rate management. Advances are secured by a lien on certain loans and securities of the Bank that are pledged from time to time.

Table M16: Composition of FHLB Advances
	March 31, 2017	December 31, 2016
	($ in thousands)
FHLB advances	$128,350	$232,097
Weighted average outstanding effective interest rate	1.44%	1.12%
On March 30, 2017, the Bank prepaid two long-term FHLB advances entered into during November and December 2016. The $10.0 million and $15.0 million advances had coupon rates of 2.12% and 2.28% with final maturity dates of November 16, 2022 and December 9, 2022, respectively. The gains to terminate the debt instrument was $151.6 thousand and $150.5 thousand, respectively.
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

Table M17: FHLB Advances Average Balances
	March 31, 2017	March 31, 2016
	($ in thousands)
Average FHLB advances during the period	$221,285	$111,710
Average effective interest rate paid during the period	1.23%	1.61%
Maximum month-end balance outstanding	$229,515	$120,695
As of March 31, 2017, the Company was in compliance with all debt agreements and/or debt covenants.

Long-term Borrowings

Table M18: Long-term Borrowings Detail
	March 31, 2017	December 31, 2016
	($ in thousands)
Subordinated debt	$25,000	$25,000
Less: debt issuance costs	(360)	(385)
Trust preferred capital notes	10,310	10,310
Trust preferred capital notes purchase accounting mark	(2,253)	(2,287)
Long-term borrowings	$32,697	$32,638

On October 5, 2015, the Company issued $25.0 million in subordinated debt (the “Company Subordinated Debt”). The Company Subordinated Debt has a maturity of ten (10) years with a five year no-call provision, maturing in full on October 15, 2025, and carries a 6.00% fixed rate coupon, payable quarterly, subject to reset after five years at 3-month LIBOR plus 467 basis points. As of March 31, 2017, the entire amount of Company Subordinated Debt is considered Tier 2 Capital.
On June 30, 2003, Alliance invested $310.0 thousand as common equity into a wholly-owned Delaware statutory business trust (the “Trust”). Simultaneously, the Trust privately issued $10.0 million face amount of thirty-year floating rate trust preferred capital securities (the “Trust Preferred Capital Notes”) in a pooled trust preferred capital securities offering. The Trust used the offering proceeds, plus the equity, to purchase $10.3 million principal amount of Alliances’ floating rate junior subordinated debentures due 2033 (the “Subordinated Debentures”). The Trust Preferred Capital Notes are callable at any time without penalty. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate as of March 31, 2017, and December 31, 2016, was 4.28% and 4.11%, respectively. The Trust Preferred Capital Notes are guaranteed by the Company on a subordinated basis, and were recorded on the Company’s books at the time of the Alliance acquisition at a discounted amount of $7.5 million, which was the fair value of the instruments at the time of the acquisition. The $2.5 million discount is being expensed monthly over the life of the obligation.
Under the indenture governing the Trust Preferred Capital Notes, the Company has the right to defer payments of interest for up to twenty consecutive quarterly periods. The interest deferred under the indenture compounds quarterly at the interest rate then in effect. the Company is not currently deferring the interest payments.
Under current regulatory guidelines, the Trust Preferred Capital Notes may constitute no more than 25% of total Tier 1 Capital. Any amount not eligible to be counted as Tier 1 Capital is considered to be Tier 2 Capital. As of March 31, 2017, and December 31, 2016, the entire amount of Trust Preferred Capital Notes was considered Tier 1 Capital. As of March 31, 2017, the Company was in compliance with all debt agreements and/or debt covenants.

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

As of March 31, 2017 and December 31, 2016, the Bank had $114.6 million and $107.2 million, respectively, of capital in excess of the amount needed to meet the regulatory minimum Tier 1 leverage ratio required to be considered “well capitalized.”
The Company elected to participate in the SBLF program, and on August 4, 2011, the Company issued and sold to the U.S. Treasury 17,796 shares of Series D Preferred Stock for an aggregate purchase price of $17.8 million in cash. In 2015, the Bank redeemed its remaining balance of $13.3 million. Thus, the balance as of balance March 31, 2017 was $0.0 million.
Total shareholders’ equity increased $4.6 million, or 2.4%, from $192.7 million as of December 31, 2016, to $197.2 million as of March 31, 2017. The increase in total shareholders’ equity during that period is attributable to net income of $4.4 million, stock option exercises of $488.0 thousand, less year to date cash dividends declared of $0.9 million, and $0.4 million of other comprehensive income as a result of the change in fair value of it available-for-sale investment portfolio.

Table M19: Consolidated Capital Categories and Ratio Components
	March 31, 2017	December 31, 2016
	($ in thousands)
Tier 1 Capital:
Common stock	$129	$128
Capital surplus	178,573	177,924
Accumulated earnings	20,718	17,187
Less: disallowed assets	(13,707)	(13,218)
Total Common Equity Tier 1 Capital	185,713	182,021

Add: Preferred Stock
Add: Trust preferred	8,057	8,023
Less: Additional tier 1 capital deductions	262	552
Total Tier 1 Capital	193,508	189,492

Tier 2 Capital:
Qualifying allowance for loan losses	14,787	13,891
Qualifying subordinated debt	25,000	25,000
Total Tier 2 Capital	39,787	38,891

Total risk-based capital	$233,295	$228,383
Risk weighted assets	$1,678,233	$1,632,651
Qualifying quarterly average assets	$1,962,085	$1,867,961

Table M20: Consolidated Capital Ratios and Regulatory Requirements Summary
	March 31, 2017	December 31, 2016	To Be Well Capitalized Under Prompt Corrective Action Provisions	For Minimum Capital Adequacy Requirements

Capital Ratios:
Total risk-based capital ratio	13.90%	13.99%	10.00%	8.00%
Tier 1 risk-based capital ratio	11.53%	11.61%	8.00%	6.00%
CET 1 risk-based capital ratio	11.07%	11.15%	6.50%	4.50%
Tier 1 leverage ratio	9.86%	10.14%	5.00%	4.00%

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

Table M21: Reconciliation of Tangible Common Equity to Tangible Assets Ratio (1)
	March 31, 2017	December 31, 2016	March 31, 2016
	($ in thousands)
Tangible Common Equity:
Common Stock Voting	$121	$109	$103
Common Stock Non-Voting	8	19	18
Additional paid-in capital - common	178,573	177,924	161,323
Accumulated earnings	20,718	17,187	20,931
Accumulated other comprehensive income/(loss)	(2,188)	(2,579)	1,753
Total Common Equity	197,232	192,660	184,128

Less Intangibles:
Goodwill	11,420	11,420	11,420
Identifiable intangibles	1,552	1,619	1,820
Total Intangibles	12,972	13,039	13,240

Tangible Common Equity	$184,260	$179,621	$170,888

Tangible Assets:
Total Assets	2,059,018	2,002,911	1,759,383

Less Intangibles:
Goodwill	11,420	11,420	11,420
Identifiable intangibles	1,552	1,619	1,820
Total Intangibles	12,972	13,039	13,240

Tangible Assets	$2,046,046	$1,989,872	$1,746,143

Tangible Common Equity to Tangible Assets (1)	9.01%	9.03%	9.79%
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
Cash and cash equivalents and investment securities available for sale comprised 18.2% of total assets as of March 31, 2017, compared to 18.9% as of December 31, 2016. Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary. The Bank maintains $127.0 million in unsecured lines of credit with a variety of correspondent banks. As of March 31, 2017, there were no outstanding balances on these lines of credit. The Bank also maintains a secured line of credit with the FHLB up to 25% of total assets or $514.8 million as of March 31, 2017 based on available collateral. As of March 31, 2017, the Bank’s borrowing capacity was $499.8 million of which $128.4 million was outstanding. The Company maintains a $5.0 million unsecured line of credit with a correspondent bank.
Community banks may also acquire funding from brokers through a nationally recognized network of financial institutions. The Bank may utilize such funding when rates are more favorable than other comparable sources of funding. As of March 31, 2017, the Bank had $55.0 million in brokered funds.

As of March 31, 2017, loans held for investment, loans held for sale, and investments that mature within one year totaled $438.0 million or 21.3% of total assets.

Concentrations
Substantially all of the Company’s loans, commitments and standby letters of credit have been granted to customers located in the greater Washington, D.C. metropolitan area. The Company’s overall business includes a significant focus on commercial and residential real estate activities. As of March 31, 2017, commercial real estate loans were 53.0% of the total loan portfolio, construction and development loans were 16.8% of the total loan portfolio and residential real estate loans were 19.3% of the total loan portfolio.
The banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. As of March 31, 2017, the Bank’s total reported loans for construction, land development, and other land acquisitions represented 117.7% of total bank risk based capital, and its total commercial real estate loans, loans for construction, land development, and other land acquisitions represented 489.8% of total bank risk based capital.
For more information regarding risks, see Part I, Item 1A. Risk Factors - “Risks Associated With WashingtonFirst’s Business”, “WashingtonFirst’s profitability depends significantly on local economic conditions, and may be adversely affected by reductions in Federal spending” and Part I, Item 1A. Risk Factors - “Risks Associated With WashingtonFirst’s Business”, “Our concentration of loans may create a greater risk of loan defaults and losses” both located in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 14, 2017.

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
The board of directors has established interest rate risk limits in its ALCO policy for static gap analysis and both NII and EVE. The Company engages an outside consulting firm to assist in modeling its short-term and long-term interest rate risk profile. On a periodic basis, management reports to ALCO and the board of directors on the Company’s interest rate risk profile and expectations of changes in the profiles based on certain interest rate shocks. The Company believes its strategies are prudent and is within its policy guidelines as of March 31, 2017.
The interest rate risk model results for March 31, 2017, and December 31, 2016, are shown in the table below based on an immediate shift in market interest rates and a static balance sheet. The percentage change indicates what the Company would expect NII and EVE to change over the next twelve months under various interest rate shock scenarios:

	Percentage Change in NII and EVE from Base Case
Interest	March 31, 2017		December 31, 2016
Rate Shocks	NII	EVE	NII	EVE
+400 bp	4.5%	(2.4)%	2.5%	(5.0)%
+300 bp	6.0%	1.6%	5.4%	—%
+200 bp	6.0%	3.9%	5.9%	3.0%
+100 bp	3.6%	3.2%	3.4%	2.7%
-100 bp	1.3%	(1.7)%	3.7%	(0.1)%
-200 bp	0.7%	(6.8)%	3.2%	(4.5)%

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

Item 4. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s periodic filings under the Exchange Act, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management on a timely basis to allow decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2017. Based on management’s assessment, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.
Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in WashingtonFirst’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 14, 2017.
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

10.21
Exchange Agreement, dated as of February 22, 2017, by and between WashingtonFirst Bankshares, Inc. and Castle Creek Capital Partners IV, LP (incorporated by reference herein to Exhibit 10.21 to Form 8-K filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on February 28, 2017 (File No. 001-35768)).

10.22
Exchange Agreement, dated as of February 22, 2017, by and between WashingtonFirst Bankshares, Inc. and Endicott Opportunity Partners III, L.P. (incorporated by reference herein to Exhibit 10.22 to Form 8-K filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on February 28, 2017 (File No. 001-35768)).

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

WASHINGTONFIRST BANKSHARES, INC.
(Registrant)

/s/ Shaza L. Andersen	May 8, 2017
By: Shaza L. Andersen	Date
President & Chief Executive Officer
(Principal Executive Officer)

/s/ Matthew R. Johnson	May 8, 2017
By: Matthew R. Johnson	Date
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)