Form 10-Q
period 2017-06-30
WashingtonFirst Bankshares, Inc.
filed 2017-08-09
CIK 1476264

As filed with the Securities and Exchange Commission on August 9, 2017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or

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
Yes    ☐        No    ☒

As of August 1, 2017, the registrant had outstanding 12,508,498 shares of voting common stock and 572,835 shares of non-voting common stock.

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

PART I

Item 1. Consolidated Financial Statements
WashingtonFirst Bankshares, Inc.
Consolidated Balance Sheets
(unaudited)

	June 30, 2017	December 31, 2016
	($ in thousands)
Assets:
Cash and cash equivalents:
Cash and due from bank balances	$4,049	$3,614
Federal funds sold	25,901	93,659
Interest bearing deposits	100	100
Cash and cash equivalents	30,050	97,373
Investment securities, available-for-sale, at fair value	309,107	280,204
Restricted stock, at cost	10,182	11,726
Loans held for sale, at lower of cost or fair value	48,399	32,109
Loans held for investment:
Loans held for investment, at amortized cost	1,638,751	1,534,543
Allowance for loan losses	(14,074)	(13,582)
Total loans held for investment, net of allowance	1,624,677	1,520,961
Premises and equipment, net	6,396	6,955
Goodwill	11,420	11,420
Identifiable intangibles	1,484	1,619
Deferred tax asset, net	7,525	8,944
Accrued interest receivable	5,778	5,243
Other real estate owned	725	1,428
Bank-owned life insurance	16,572	13,880
Other assets	10,862	11,049
Total Assets	$2,083,177	$2,002,911
Liabilities and Shareholders' Equity:
Liabilities:
Non-interest bearing deposits	$515,861	$381,887
Interest bearing deposits	1,228,830	1,140,854
Total deposits	1,744,691	1,522,741
Other borrowings	15,275	5,852
FHLB advances	73,103	232,097
Long-term borrowings	32,757	32,638
Accrued interest payable	1,390	947
Other liabilities	12,383	15,976
Total Liabilities	1,879,599	1,810,251
Commitments and contingent liabilities	—	—
Shareholders' Equity:
Common stock:
Common Stock Voting, $0.01 par value, 50,000,000 shares authorized, 12,334,863 and 10,987,652 shares issued and outstanding, respectively	123	109
Common Stock Non-Voting, $0.01 par value, 10,000,000 shares authorized; 742,278 and 1,908,733 shares issued and outstanding, respectively	7	19
Additional paid-in capital	179,915	177,924
Accumulated earnings	25,140	17,187
Accumulated other comprehensive loss	(1,607)	(2,579)
Total Shareholders' Equity	203,578	192,660
Total Liabilities and Shareholders' Equity	$2,083,177	$2,002,911

See accompanying notes to unaudited consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Income
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	($ in thousands)
Interest and dividend income:
Interest and fees on loans	$19,872	$16,836	$38,651	$33,227
Interest and dividends on investments:
Taxable	1,354	1,178	2,619	2,170
Tax-exempt	61	19	126	41
Dividends on other equity securities	161	81	357	152
Interest on Federal funds sold and other short-term investments	81	68	155	136
Total interest and dividend income	21,529	18,182	41,908	35,726
Interest expense:
Interest on deposits	2,902	2,200	5,319	4,195
Interest on borrowings	1,052	981	2,277	1,977
Total interest expense	3,954	3,181	7,596	6,172
Net interest income	17,575	15,001	34,312	29,554
Provision for loan losses	925	980	1,940	1,605
Net interest income after provision for loan losses	16,650	14,021	32,372	27,949
Non-interest income:
Service charges on deposit accounts	40	81	88	160
Earnings on bank-owned life insurance	107	90	192	180
Gain on sale of loans, net	4,601	5,287	7,250	8,029
Mortgage banking activities	925	1,358	1,869	2,557
Wealth management income	519	443	1,019	871
Gain on sale of available-for-sale investment securities, net	—	1,077	—	1,152
Gain on debt extinguishment	—	—	301	—
Other operating income	372	154	678	322
Total non-interest income	6,564	8,490	11,397	13,271
Non-interest expense:
Compensation and employee benefits	7,134	7,251	14,568	13,949
Mortgage commission	2,140	2,102	3,410	3,208
Premises and equipment	1,849	1,863	3,563	3,680
Data processing	1,164	1,121	2,170	2,125
Professional fees	194	350	465	669
Merger expenses	532	—	532	—
Mortgage loan processing expenses	318	354	517	550
Debt extinguishment	—	1,044	—	1,044
Other operating expenses	1,737	1,450	3,539	2,811
Total non-interest expense	15,068	15,535	28,764	28,036
Income before provision for income taxes	8,146	6,976	15,005	13,184
Provision for income taxes	2,809	2,578	5,232	4,862
Net income	$5,337	$4,398	$9,773	$8,322

Earnings per common share: (1)
Basic earnings per common share	$0.41	$0.34	$0.75	$0.65
Diluted earnings per common share	$0.40	$0.34	$0.74	$0.64
(1) Prior periods adjusted for 5% stock dividend issued in December 2016

See accompanying notes to unaudited consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	($ in thousands)
Net income	$5,337	$4,398	$9,773	$8,322
Other comprehensive income:
Unrealized gain/(loss) on hedge:
Unrealized holding gain/(loss)	—	—	—	—
Reclassification adjustment for realized gains	—	—	—	(66)
Tax effect	—	—	—	—
Unrealized gain on hedge, net of tax	—	—	—	(66)
Unrealized gain/(loss) on securities available for sale:
Unrealized holding gain arising during the period	922	1,317	1,543	4,464
Reclassification adjustment for realized gains	—	(1,077)	—	(1,152)
Tax effect	(341)	(88)	(571)	(1,214)
Unrealized gain on securities available for sale, net of tax	581	152	972	2,098
Total other comprehensive income	581	152	972	2,032
Comprehensive income	$5,918	$4,550	$10,745	$10,354

 See accompanying notes to unaudited consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(unaudited)

	For the Six Months Ended
	June 30, 2017		June 30, 2016
	Shares	Amount	Shares	Amount
	($ in thousands, except share data)
Common stock:
Balance, beginning of period	12,896,385	$128	12,195,823	$121
Exercise of stock options	143,249	2	53,421	1
Forfeiture of restricted stock award	(3,204)	—	(1,586)	—
Exercise of warrants	40,711	—	—	—
Balance, end of period	13,077,141	130	12,247,658	122
Additional paid-in capital - common:
Balance, beginning of period		177,924		160,861
Exercise of stock options		1,657		546
Stock compensation expense		334		272
Balance, end of period		179,915		161,679
Accumulated earnings:
Balance, beginning of period		17,187		17,740
Net income		9,773		8,322
Cash dividends declared		(1,820)		(1,468)
Balance, end of period		25,140		24,594
Accumulated other comprehensive income/(loss):
Balance, beginning of period		(2,579)		(127)
Other comprehensive income		972		2,032
Balance, end of period		(1,607)		1,905
Total shareholders' equity		$203,578		$188,300

See accompanying notes to unaudited consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30, 2017	June 30, 2016
	($ in thousands)
Cash flows from operating activities:
Net income	$9,773	$8,322
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	934	1,011
Amortization of deferred loan origination fees and costs	(271)	(497)
Net amortization of purchase accounting marks	(238)	(2,651)
Write-down of other real estate owned	165	97
Gain on sale of investment securities available-for-sale	—	(1,152)
Loss on disposal of fixed assets	(12)	(32)
Provision for loan losses	1,940	1,605
Earnings on bank-owned life insurance	(192)	(180)
Deferred income taxes	491	—
Tax effect on stock options	357	—
Net amortization on investment securities available-for-sale	921	738
Stock based compensation	334	272
Gain on debt extinguishment	(301)	—
Gain on sale of loans	(7,250)	(8,029)
Originations of loans held-for-sale	(314,345)	(339,563)
Proceeds from sales of loans held-for-sale	305,620	330,664
Net change in:
Accrued interest receivable	(535)	(44)
Other assets	233	(3,692)
Accrued interest payable	443	57
Other liabilities	(3,647)	159
Net cash used in operating activities	(5,580)	(12,915)
Cash flows from investing activities:
Purchase of investment securities available-for-sale	(44,493)	(101,389)
Proceeds from repayment of investment securities available-for-sale	16,212	16,138
Proceeds from sale of investment securities available-for-sale	—	48,415
Net increase in loans held-for-investment	(105,259)	(84,926)
Proceeds from sale of real estate owned	538	—
Purchase of bank-owned life insurance	(2,500)	—
Net decrease in restricted stock	1,544	1,647
Purchases of premises and equipment, net	(315)	(1,050)
Net cash used in investing activities	(134,273)	(121,165)
Cash flows from financing activities:
Net increase in deposits	221,907	215,596
Proceeds from FHLB advances	37,500	23,000
Repayments of FHLB advances	(196,193)	(68,990)
Net increase/(decrease) in other borrowings	9,423	2,079
Proceeds from exercise of stock options	1,659	547
Cash dividends paid	(1,766)	(1,464)
Net cash provided by financing activities	72,530	170,768
Net (decrease) increase in cash and cash equivalents	(67,323)	36,688
Cash and cash equivalents at beginning of period	97,373	62,753
Cash and cash equivalents at end of period	$30,050	$99,441

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

Table 1: Certain Cash and Non-Cash Transactions
	For the Six Months Ended
	June 30, 2017	June 30, 2016
	($ in thousands)
Cash paid during the period for:
Interest paid	$7,153	$6,115
Income taxes paid	3,293	2,768
Non-cash activity:
Loans converted into other real estate owned	—	2,256
Reclassifications from goodwill to other liabilities	—	(11)
Reclassifications from LHFS to LHFI	315	—
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

The provision for income taxes is based on the results of operations, adjusted primarily for: (1) decreases from tax-exempt income; and (2) the tax-exempt earnings from BOLI offset by stock-based compensation which are in excess of the tax-exempt income amounts and income taxes paid to applicable state taxing authorities. Certain items of income and expense are reported in different periods for financial reporting and tax return purposes. Deferred tax assets and liabilities are determined based on the difference between the consolidated financial statement and income tax basis of assets and liabilities measured by using the enacted tax rates and laws expected to be in effect when the timing differences are expected to reverse. Deferred tax expense or benefit is based on the difference between deferred tax asset or liability from period to period. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. A tax position is recognized as a benefit only if it is “more likely than not” (i.e., more than 50% likely) that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is more likely than not to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company and its subsidiaries are subject to U.S. federal income tax and state income tax in those jurisdictions where they operate. The Bank is not subject to state income tax in its primary place of business (Virginia), rather it is subject to Virgina franchise tax. The Company is generally no longer subject to examination by Federal or State taxing authorities for the years before 2013. As of June 30, 2017 and December 31, 2016 the Company did not have any unrecognized tax benefits. The Company does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other non-interest expense. As of June 30, 2017 and December 31, 2016, the Company does not have any amounts accrued for interest and/or penalties.
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
Recent Accounting Pronouncements
ASU No. 2017-08, Premium Amortization on Purchased Callable Debt Securities. This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Today, entities generally amortize the premium over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. This ASU is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company currently adheres to this ASU.
ASU No. 2017-04, Simplifying the Test for Goodwill. This amends FASB ASC Topic 250 to simplify the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, under this amendment, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has goodwill from a prior business combination and performs an annual impairment test or more frequently if changes or circumstances occur that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company’s most recent annual impairment assessment determined that the Company’s goodwill was not impaired. Although the Company cannot anticipate future goodwill impairment assessments, based on the most recent assessment management does not anticipate a material impact from this ASU to the Company’s Consolidated Financial Statements.
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
ASU No. 2016-13, Current Expected Credit Losses (CECL). This provided new accounting guidance that will require the earlier recognition of credit losses on loans and other financial instruments based on an expected loss model, replacing the incurred loss model that is currently in use. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The expected loss model will apply to loans and leases, unfunded lending commitments, held-to-maturity (HTM) debt securities and other debt instruments measured at amortized cost. The impairment model for available-for-sale (AFS) debt securities will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. The new guidance is effective on January 1, 2020, with early adoption permitted on January 1, 2019. While early adoption is permitted, the Company does not expect to elect that option. The Company has begun its evaluation of this pronouncement including the potential impact on its Consolidated Financial Statements. As a result of the required change in approach toward determining estimated credit losses from the current “incurred loss” model to one based on estimated cash flows over a loan’s contractual life, adjusted for prepayments (a “life of loan” model), the Company expects the new guidance will result in an increase in the allowance for loan losses, particularly for longer duration portfolios. The Company also expects the new pronouncement may result in an allowance for debt securities. In both cases, the extent of the change is indeterminable at this time as it will be dependent upon portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time. Further, to date, no guidance has been issued by either the Company’s or the Bank’s primary regulators with respect to how the impact of the amended standard is to be treated for regulatory capital purposes.
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
ASU No. 2016-01, Financial Instruments - Overall. The guidance in this ASU among other things, (1) requires equity investments with certain exceptions to be measured at fair value with changes in fair value recognized in net income, (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (3) eliminates the requirement for public businesses entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (4) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) requires an entity to present separately in other comprehensive income the portion of the change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (7) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The pronouncement is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect the adoption of this pronouncement to have a significant impact on its Consolidated Financial Statements.
FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This update requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts. Further, the update requires the amortization of debt issuance costs to be reported as interest expense. Similarly, debt issuance costs and any discount or premium are considered in the aggregate when determining the effective interest rate on the debt. The new guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The new guidance must be applied retrospectively. Adoption of this pronouncement by the Company resulted in an entry amounting to $335 thousand being made to reclass debt issuance costs from other assets to long-term borrowings in 2016.
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

2. ACQUISITION ACTIVITIES
On May 16, 2017, the Company and Sandy Spring Bancorp, Inc. (NASDAQ: SASR) issued a joint press release announcing that Sandy Spring and the Company have entered into a definitive agreement and plan of merger pursuant to which WashingtonFirst will merge with and into Sandy Spring.
On July 31, 2015, the Company completed its acquisition of 1st Portfolio Holding Corporation. 1st Portfolio Holding Corporation’s wholly owned subsidiary, 1st Portfolio Wealth Advisors became a wholly owned subsidiary of the Company and wholly owned subsidiary 1st Portfolio Lending Corporation (now WashingtonFirst Mortgage Corporation) became a wholly owned subsidiary of the Bank. Under the terms of the 1st Portfolio Agreement, accredited shareholders of 1st Portfolio Holding Corporation received 916,382 shares of WFBI common stock valued at $17.05 per share.

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

3. CASH AND CASH EQUIVALENTS
Federal Reserve regulations require banks to maintain reserve balances with the FRB based principally on the type and amount of their deposits. In addition to vault cash, the Bank maintains balances at the FRB to meet the reserve requirements as well as balances to partially compensate for services provided by the FRB. The Bank has an interest bearing account with the FHLB and maintains seven non-interest bearing accounts with domestic correspondent banks. In addition, the Bank has short term investments in the form of certificates of deposit with FDIC insured banks, classified as interest bearing balances. All balances are fully insured up to the applicable limits by the FDIC. Management regularly evaluates the credit risk associated with these balances and believes that the Company is not exposed to any significant credit risks on cash and cash equivalents. Those balances include usable vault cash and amounts on deposit with the FRB. The Bank had no compensating balance requirements or required cash reserves with correspondent banks as of June 30, 2017 and December 31, 2016. The Bank maintains interest bearing balances at other banks to help ensure sufficient liquidity and provide additional return compared to overnight Federal Funds.

4. INVESTMENT SECURITIES
The Bank maintains an investment securities portfolio to help ensure sufficient liquidity and provide additional return versus overnight Federal Funds and interest bearing balances. Securities that management has both the positive intent and ability to hold to maturity are classified as “held to maturity” and are recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of income taxes. As of June 30, 2017, and December 31, 2016, all investments were classified as available-for-sale. As of June 30, 2017, and December 31, 2016, the only material component of the balance in accumulated other comprehensive loss on the consolidated balance sheets is related to the unrealized gains/losses on available-for-sale investment securities.

Table 4.1: Available-for-Sale Investment Securities Summary
	As of June 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	($ in thousands)
U.S. Treasuries	$8,073	$14	$(6)	$8,081
U.S. Government agencies	106,056	111	(592)	105,575
Mortgage-backed securities	95,048	268	(633)	94,683
Collateralized mortgage obligations	77,170	41	(1,236)	75,975
Taxable state and municipal securities	10,646	33	(300)	10,379
Tax-exempt state and municipal securities	14,639	55	(280)	14,414
Total available-for-sale investment securities	$311,632	$522	$(3,047)	$309,107

	As of December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	($ in thousands)
U.S. Treasuries	$8,082	$17	$(21)	$8,078
U.S. Government agencies	99,153	135	(812)	98,476
Mortgage-backed securities	69,835	49	(933)	68,951
Collateralized mortgage obligations	80,306	29	(1,517)	78,818
Taxable state and municipal securities	11,690	18	(416)	11,292
Tax-exempt state and municipal securities	15,206	4	(621)	14,589
Total available-for-sale investment securities	$284,272	$252	$(4,320)	$280,204

The estimated fair value of securities pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes amounted to $182.6 million and $132.9 million as of June 30, 2017, and December 31, 2016, respectively.

The Bank did not recognize in earnings any other-than-temporary impairment losses on available-for-sale investment securities during the three and six months ended June 30, 2017 and June 30, 2016. During the three and six months ended June 30, 2017, the Bank received no proceeds from the sale of securities from its available-for-sale investment portfolio resulting in no gross realized gains and no gross realized losses, compared to proceeds of $30.7 million resulting in gross realized gains of $1.1 million and no gross realized losses during the three months ended June 30, 2016. During the six months ended June 30, 2016, the Bank received proceeds of $48.4 million resulting in gross realized gains of $1.2 million and gross realized losses of $26.0 thousand.

Table 4.2: Continuous Gross Unrealized Losses by Length of Time
	As of June 30, 2017
	For less than 12 months		For more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	($ in thousands)
U.S. Treasuries	$2,048	$(6)	$—	$—
U.S. Government agencies	72,388	(592)	—	—
Mortgage-backed securities	59,096	(596)	1,257	(37)
Collateralized mortgage obligations	64,541	(1,087)	6,820	(149)
Taxable state and municipal securities	6,145	(244)	894	(56)
Tax-exempt state and municipal securities	11,146	(280)	—	—
Total	$215,364	$(2,805)	$8,971	$(242)

	As of December 31, 2016
	For less than 12 months		For more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	($ in thousands)
U.S. Treasuries	$5,061	$(21)	$—	$—
U.S. Government agencies	60,279	(812)	—	—
Mortgage-backed securities	54,981	(871)	1,356	(62)
Collateralized mortgage obligations	69,497	(1,395)	3,754	(122)
Taxable state and municipal securities	7,995	(416)	—	—
Tax-exempt state and municipal securities	13,661	(621)	—	—
Total	$211,474	$(4,136)	$5,110	$(184)

As of June 30, 2017, there were $9.0 million, or seven positions, of individual securities that had been in a continuous loss position for more than 12 months with a total unrealized loss of $242.0 thousand. As of December 31, 2016, there were $5.1 million, or four positions, of individual securities that had been in a continuous loss position for more than 12 months with a total unrealized loss of $184.0 thousand. Management has determined these securities are temporarily impaired at June 30, 2017 for the following reasons:
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

Table 4.3: Contractual Maturity of Available-For-Sale Securities
	As of June 30, 2017
	Amortized Cost	Fair Value
	($ in thousands)
Due within one year	$6,135	$6,139
Due after one year through five years	110,805	110,578
Due after five years through ten years	53,409	52,367
Due after ten years	141,283	140,023
Total	$311,632	$309,107

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

Table 5.1: Composition of Loans Held for Investment
	June 30, 2017	December 31, 2016
	($ in thousands)
Construction and development	$285,277	$288,193
Commercial real estate - owner occupied	264,358	231,414
Commercial real estate - non-owner occupied	607,206	557,846
Residential real estate	307,575	287,250
Real estate loans	1,464,416	1,364,703
Commercial and industrial	170,260	165,172
Consumer	4,075	4,668
Total loans held for investment	1,638,751	1,534,543
Less: allowance for loan losses	14,074	13,582
Total loans held for investment, net of allowance	$1,624,677	$1,520,961
Loans that are 90+ days past due and still accruing are only loans that are well secured and in the process of collection.

Table 5.2: Loans Held for Investment Aging Analysis
	As of June 30, 2017
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due (and accruing)	Non- Accrual	Total Past Due	Total Loans
	($ in thousands)
Construction and development	$285,277	$—	$—	$—	$—	$—	$285,277
Commercial real estate - owner occupied	261,644	—	277	—	2,437	2,714	264,358
Commercial real estate - non-owner occupied	592,118	2,129	2,519	10,440	—	15,088	607,206
Residential real estate	305,266	1,121	129	—	1,059	2,309	307,575
Commercial and industrial	166,364	732	—	2,617	547	3,896	170,260
Consumer	4,075	—	—	—	—	—	4,075
Balance at end of period	$1,614,744	$3,982	$2,925	$13,057	$4,043	$24,007	$1,638,751

	As of December 31, 2016
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due (and accruing)	Non- Accrual	Total Past Due	Total Loans
	($ in thousands)
Construction and development	$288,035	$158	$—	$—	$—	$158	$288,193
Commercial real estate - owner occupied	226,735	1,837	277	—	2,565	4,679	231,414
Commercial real estate - non-owner occupied	555,657	2,189	—	—	—	2,189	557,846
Residential real estate	285,035	630	—	—	1,585	2,215	287,250
Commercial and industrial	162,904	685	—	—	1,583	2,268	165,172
Consumer	4,653	—	—	2	13	15	4,668
Balance at end of period	$1,523,019	$5,499	$277	$2	$5,746	$11,524	$1,534,543
(1) Loans 1-29 days past due are included in the balance of current loans.

As of June 30, 2017, $910.5 million of loans were pledged as collateral for FHLB advances, compared to $732.7 million as of December 31, 2016. Loans pledged include qualifying home equity lines of credit, commercial real estate loans, multifamily real estate loans, and residential real estate secured loans. As of June 30, 2017, and December 31, 2016, there were $1.6 million and $1.5 million of net unamortized deferred fees, respectively.
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

Table 5.3: Risk Categories of Loans Held for Investment
	As of June 30, 2017
Internal risk rating grades	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Total
Risk rating number	1 to 5	6	7	8	9
	($ in thousands)
Construction and development	$284,076	$1,201	$—	$—	$—	$285,277
Commercial real estate - owner occupied	258,274	2,633	—	3,451	—	264,358
Commercial real estate - non-owner occupied	588,834	13,724	2,129	2,519	—	607,206
Residential real estate	300,388	5,549	227	1,396	15	307,575
Commercial and industrial	161,606	6,390	957	1,307	—	170,260
Consumer	4,075	—	—	—	—	4,075
Balance at end of period	$1,597,253	$29,497	$3,313	$8,673	$15	$1,638,751

	As of December 31, 2016
Internal risk rating grades	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Total
Risk rating number	1 to 5	6	7	8	9
	($ in thousands)
Construction and development	$286,959	$1,234	$—	$—	$—	$288,193
Commercial real estate - owner occupied	222,683	5,401	—	3,330	—	231,414
Commercial real estate - non-owner occupied	551,996	3,331	2,519	—	—	557,846
Residential real estate	279,953	4,737	849	1,660	51	287,250
Commercial and industrial	157,076	5,547	743	1,640	166	165,172
Consumer	4,653	2	—	13	—	4,668
Balance at end of period	$1,503,320	$20,252	$4,111	$6,643	$217	$1,534,543

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

Table 5.4: Non-Accrual Loans
	June 30, 2017	December 31, 2016
	($ in thousands)
Construction and development	$—	$—
Commercial real estate - owner occupied	2,437	2,565
Commercial real estate - non-owner occupied	—	—
Residential real estate	1,059	1,585
Commercial and industrial	547	1,583
Consumer	—	13
Total non-accrual loans	$4,043	$5,746

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

Table 5.5: Changes in Troubled Debt Restructurings
	Construction and Development	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential Real Estate	Commercial and Industrial	Consumer	Total
	June 30, 2017
	($ in thousands)
For the Three Months Ended:
Beginning Balance	$—	$—	$—	$972	$454	$—	$1,426
New TDRs	—	—	—	70	—	—	70
Increases to existing TDRs	—	—	—	1	—	—	1
Charge-offs post modification	—	—	—	—	(165)	—	(165)
Sales, principal payments, or other decreases	—	—	—	(3)	(2)	—	(5)
Ending Balance	$—	$—	$—	$1,040	$287	$—	$1,327

For the Six Months Ended:
Beginning Balance	$—	$—	$—	$1,073	$456	$—	$1,529
New TDRs	—	—	—	70	—	—	70
Increases to existing TDRs	—	—	—	1	—	—	1
Charge-offs post modification	—	—	—	—	(165)	—	(165)
Sales, principal payments, or other decreases	—	—	—	(104)	(4)	—	(108)
Ending Balance	$—	$—	$—	$1,040	$287	$—	$1,327

	Construction and Development	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential Real Estate	Commercial and Industrial	Consumer	Total
	June 30, 2016
	($ in thousands)
For the Three Months Ended:
Beginning Balance	$—	$—	$—	$2,870	$1,302	$353	$4,525
New TDRs	—	—	—	—	28	—	28
Increases to existing TDRs	—	—	—	1	—	—	1
Charge-offs post modification	—	—	—	—	(576)	—	(576)
Sales, principal payments, or other decreases	—	—	—	(5)	(357)	—	(362)
Ending Balance	$—	$—	$—	$2,866	$397	$353	$3,616

For the Six Months Ended:
Beginning Balance	29	—	2,029	1,967	1,949	353	6,327
New TDRs	—	—	—	1,788	28	—	1,816
Increases to existing TDRs	—	—	—	4	—	—	4
Charge-offs post modification	(29)	—	(544)	(11)	(576)	—	(1,160)
Sales, principal payments, or other decreases	—	—	(1,485)	(882)	(1,004)	—	(3,371)
Ending Balance	$—	$—	$—	$2,866	$397	$353	$3,616

Table 5.6: New Troubled Debt Restructurings Details
	For the Six Months Ended
	June 30, 2017			June 30, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	($ in thousands)
Construction and development	—	$—	$—	—	$—	$—
Commercial real estate - owner occupied	—	—	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—	—	—
Residential real estate	1	84	70	1	1,788	1,788
Commercial and industrial	—	—	—	1	28	28
Consumer	—	—	—	—	—	—
Total loans	1	$84	$70	2	$1,816	$1,816

TDRs are reported as impaired loans in the calendar year of their restructuring and are evaluated to determine whether they should be placed on non-accrual status. In subsequent years, a TDR may be returned to accrual status if the borrower satisfies a minimum six-month performance requirement; however, it will remain classified as impaired.

Table 5.7: Troubled Debt Restructurings with Modification and Default Date within 12 Months
	As of June 30,
	2017			2016
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	($ in thousands)
Construction and development	—	$—	$—	—	$—	$—
Commercial real estate - owner occupied	—	—	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—	—	—
Residential real estate	1	84	70	—	—	—
Commercial and industrial	—	—	—	3	808	643
Consumer	—	—	—	—	—	—
Total loans	1	$84	$70	3	$808	$643

The following is an analysis of new loans modified in a troubled debt restructuring by type of concession for the three and six months ended June 30, 2017, and 2016. There were no modifications that involved forgiveness of debt.

Table 5.8: Troubled Debt Restructuring by Type of Concession
	TDRs Entered into During the Three Months Ended June 30,
	2017		2016
	Number of Loans	Post-Modification Outstanding Recorded Balance	Number of Loans	Post-Modification Outstanding Recorded Balance
	($ in thousands)
Extended under forbearance	—	$—	1	$28
Interest rate modification	1	70	—	—
Maturity or payment extension	—	—	—	—
Total loans	1	$70	1	$28

	TDRs Entered into During the Six Months Ended June 30,
	2017		2016
	Number of Loans	Post-Modification Outstanding Recorded Balance	Number of Loans	Post-Modification Outstanding Recorded Balance
	($ in thousands)
Extended under forbearance	—	$—	2	$1,816
Interest rate modification	1	70	—	—
Maturity or payment extension	—	—	—	—
Total loans	1	$70	2	$1,816

The outstanding balances in Table 5.1 include acquired impaired loans with a recorded investment of $2.5 million or 0.2% of total loans as of June 30, 2017, compared to $2.7 million or 0.2% of total loans as of December 31, 2016. The contractual principal of these acquired loans was $2.6 million as of June 30, 2017 compared to $2.9 million as of December 31, 2016. For these loans, the allowance for loan losses decreased by $20.9 thousand and $39.9 thousand during the three and six months ended June 30, 2017 and $9.2 thousand and $199.5 thousand during the three and six months ended June 30, 2016, respectively. The balances do not include future accretable net interest on the acquired impaired loans.

Table 5.9: Accretable Yield of Purchased Credit Impaired Loans
	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	($ in thousands)
Accretable yield at beginning of period	$790	$1,010	$844	$1,208
Accretion (including cash recoveries)	(56)	(48)	(110)	(132)
Net reclassifications to accretable from non-accretable	(14)	206	(14)	245
Disposals (including maturities, foreclosures, and charge-offs)	(20)	—	(20)	(153)
Accretable yield at end of period	$700	$1,168	$700	$1,168

Table 5.10: Non-Performing Assets
	June 30, 2017	December 31, 2016
	($ in thousands)
Non-accrual loans	$4,043	$5,746
90+ days still accruing	13,057	2
Troubled debt restructurings still accruing	1,252	1,361
Other real estate owned	725	1,428
Total non-performing assets	$19,077	$8,537

If interest had been earned on the non-accrual loans, interest income on these loans would have been approximately $80.1 thousand and $165.7 thousand for the three and six months ended June 30, 2017, and $143.4 thousand and $298.0 thousand for the same periods 2016. The Company has no remaining commitment to fund non-performing loans. As of June 30, 2017, the Company did not have any residential real estate loans in the process of foreclosure.

6. ALLOWANCE FOR LOAN LOSSES

Table 6.1: Changes in Allowance for Loan Losses
	June 30, 2017
	Construction and Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Residential Real Estate	Commercial and Industrial	Consumer	Total
	($ in thousands)
For the Three Months Ended:
Beginning Balance	$2,810	$2,433	$5,506	$1,836	$1,891	$29	$14,505
Provision for loan losses	177	50	37	(74)	578	157	925
Charge-offs	(13)	—	—	—	(1,185)	(177)	(1,375)
Recoveries	—	—	—	11	—	8	19
Ending Balance	$2,974	$2,483	$5,543	$1,773	$1,284	$17	$14,074

For the Six Months Ended:
Beginning Balance	$2,954	$2,129	$4,834	$1,768	$1,869	$28	$13,582
Provision for loan losses	27	341	709	88	635	140	1,940
Charge-offs	(13)	—	—	(170)	(1,301)	(179)	(1,663)
Recoveries	6	13	—	87	81	28	215
Ending Balance	$2,974	$2,483	$5,543	$1,773	$1,284	$17	$14,074

	June 30, 2016
	Construction and Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Residential Real Estate	Commercial and Industrial	Consumer	Total
	($ in thousands)
For the Six Months Ended:
Beginning Balance	$2,413	$2,505	$3,718	$1,464	$2,090	$139	$12,329
Provision for loan losses	160	62	143	120	374	121	980
Charge-offs	—	(34)	(3)	(40)	(652)	—	(729)
Recoveries	—	—	—	8	6	1	15
Ending Balance	$2,573	$2,533	$3,858	$1,552	$1,818	$261	$12,595

For the Six Months Ended:
Beginning Balance	$2,321	$2,576	$3,549	$1,532	$2,172	$139	$12,289
Provision for loan losses	281	(9)	855	35	322	121	1,605
Charge-offs	(31)	(34)	(546)	(48)	(690)	(1)	(1,350)
Recoveries	2	—	—	33	14	2	51
Ending Balance	$2,573	$2,533	$3,858	$1,552	$1,818	$261	$12,595

Table 6.2: Loans Held for Investment and Related Allowance for Loan Losses by Impairment Method and Loan Class
	As of June 30, 2017
	Construction and Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Residential Real Estate	Commercial and Industrial	Consumer	Total
	($ in thousands)
Ending Balance:
Evaluated collectively for impairment	$285,277	$261,206	$596,766	$303,996	$166,810	$4,075	$1,618,130
Evaluated individually for impairment	—	3,152	10,440	3,579	3,450	—	20,621
	$285,277	$264,358	$607,206	$307,575	$170,260	$4,075	$1,638,751

Allowance for Losses:
Evaluated collectively for impairment	$2,974	$2,480	$5,543	$1,597	$976	$17	$13,587
Evaluated individually for impairment	—	3	—	176	308	—	487
	$2,974	$2,483	$5,543	$1,773	$1,284	$17	$14,074

	December 31, 2016
	Construction and Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Residential Real Estate	Commercial and Industrial	Consumer	Total
	($ in thousands)
Ending Balance:
Evaluated collectively for impairment	$288,193	$228,131	$557,846	$283,013	$163,157	$4,653	$1,524,993
Evaluated individually for impairment	—	3,283	—	4,237	2,015	15	9,550
	$288,193	$231,414	$557,846	$287,250	$165,172	$4,668	$1,534,543

Allowance for Losses:
Evaluated collectively for impairment	$2,954	$2,000	$4,834	$1,533	$952	$15	$12,288
Evaluated individually for impairment	—	129	—	235	917	13	1,294
	$2,954	$2,129	$4,834	$1,768	$1,869	$28	$13,582

Table 6.3: Specific Allocation for Impaired Loans
	June 30, 2017			December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
	($ in thousands)
With no related allowance:
Construction and development	$—	$—	$—	$—	$—	$—
Commercial real estate - owner occupied	2,522	2,438	—	3,239	3,154	—
Commercial real estate - non-owner occupied	10,440	10,440	—	—	—	—
Residential real estate	1,415	1,256	—	1,972	1,845	—
Commercial and industrial	291	260	—	213	204	—
Consumer	—	—	—	—	—	—
Total with no related allowance	14,668	14,394	—	5,424	5,203	—
With an allowance recorded:
Construction and development	—	—	—	—	—	—
Commercial real estate - owner occupied	714	714	3	130	129	129
Commercial real estate - non-owner occupied	—	—	—	—	—	—
Residential real estate	2,345	2,323	176	2,409	2,392	235
Commercial and industrial	4,467	3,190	308	2,140	1,811	917
Consumer	—	—	—	16	15	13
Total with an allowance recorded	7,526	6,227	487	4,695	4,347	1,294
Total impaired loans	$22,194	$20,621	$487	$10,119	$9,550	$1,294

Table 6.4: Average Impaired Loan Balance
	For the Three Months Ended
	June 30, 2017		June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	($ in thousands)
With no related allowance:
Construction and development	$—	$—	$—	$—
Commercial real estate- owner occupied	2,437	—	728	—
Commercial real estate- non-owner occupied	5,220	74	—	—
Residential real estate	1,423	2	3,547	32
Commercial and industrial	410	1	1,974	1
Consumer	7	—	—	—
Total with no related allowance	9,497	77	6,249	33
With an allowance recorded:
Construction and development	—	—	92	—
Commercial real estate- owner occupied	713	20	2,479	—
Commercial real estate- non-owner occupied	—	—	—	—
Residential real estate	2,345	30	1,448	10
Commercial and industrial	1,927	1	2,949	2
Consumer	—	—	353	7
Total with an allowance recorded	4,985	51	7,321	19
Total average impaired loans	$14,482	$128	$13,570	$52

	For the Six Months Ended
	June 30, 2017		June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	($ in thousands)
With no related allowance:
Construction and development	$6	$—	$30	$—
Commercial real estate - owner occupied	2,455	—	931	—
Commercial real estate - non-owner occupied	2,983	74	2,029	—
Residential real estate	1,610	5	4,440	65
Commercial and industrial	469	1	2,301	2
Consumer	10	—	—	—
Total with no related allowance	7,533	80	9,731	67
With an allowance recorded:
Construction and development	$—	$—	$92	$—
Commercial real estate - owner occupied	714	40	2,483	—
Commercial real estate - non-owner occupied	—	—	—	—
Residential real estate	2,359	60	1,521	21
Commercial and industrial	1,746	13	3,900	13
Consumer	—	—	353	14
Total with an allowance recorded	4,819	113	8,349	48
Total average impaired loans	$12,352	$193	$18,080	$115

7. OTHER REAL ESTATE OWNED
OREO activity for the three and six months ended June 30, 2017 and 2016 is presented in the tables below.

Table 7.1: Changes in OREO
	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	($ in thousands)
Balance at beginning of period	$832	$1,675	$1,428	$—
Properties acquired at foreclosure	—	581	—	2,256
Sales of foreclosed properties	—	—	(538)	—
Write-downs	(107)	(97)	(165)	(97)
Balance at end of period	$725	$2,159	$725	$2,159

Table 7.2: OREO Expense
	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	($ in thousands)
Write-downs	$107	$97	$165	$97
Operating expenses	42	16	157	19
Rental income	(3)	—	(10)	—
Net OREO expense	$146	$113	$312	$116

8. GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
The Company recognized approximately $5.2 million of goodwill as part of the 1st Portfolio Acquisition in 2015. The remaining $6.2 million of goodwill on the consolidated balance sheets as of June 30, 2017 and December 31, 2016, arose from multiple community bank acquisition activities in prior years.
Identifiable intangible assets include core deposit intangibles and client list intangibles. Core deposit intangibles arise when an acquired bank or branch has a stable deposit base comprised of funds associated with long-term customer relationships. The intangible asset value derives from customer relationships that provide a low-cost source of funding. In connection with the Alliance Transaction in 2012, the Company recorded a $400.0 thousand core deposit intangible. In connection with the Millennium Transaction in 2014, the Company recorded a $470.0 thousand core deposit intangible. Core deposit intangibles are being amortized straight-line over a five year or eight year period, depending on the nature of the deposits underlying the intangible. In connection with the 1st Portfolio Acquisition in 2015, the Company recognized a $1.4 million client list intangible asset which is being amortized straight line over a 15 year term. See Note 2 for further details on the 1st Portfolio Acquisition.
There was no impairment of goodwill or identifiable intangible assets during the periods ended June 30, 2017, or June 30, 2016.

Table 8: Goodwill and Identifiable Intangibles
	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	($ in thousands)
Goodwill:
Balance, beginning of period	$11,420	$11,420	$11,420	$11,431
Goodwill additions/(reductions)	—	—	—	(11)
Balance, end of period	11,420	11,420	11,420	11,420

Identifiable intangibles:
Core deposit intangible balance, beginning of period	265	438	309	481
Addition of core deposit intangibles	—	—	—	—
Amortization of core deposit intangibles	(43)	(43)	(87)	(86)
Core deposit intangible balance, net, end of period	222	395	222	395

Client list intangible balance, beginning of period	1,286	1,382	1,310	1,407
Addition of client list intangibles	—	—	—	—
Amortization of client list intangibles	(24)	(24)	(48)	(49)
Client list intangible balance, net, end of period	1,262	1,358	1,262	1,358
Total intangibles, net	$12,904	$13,173	$12,904	$13,173

9. DEPOSITS

Table 9.1: Composition of Deposits
	June 30, 2017	December 31, 2016
	($ in thousands)
Demand deposit accounts	$515,861	$381,887
NOW accounts	189,903	134,938
Money market accounts	278,148	270,794
Savings accounts	194,551	209,961
Time deposits under $100,000	134,572	77,279
Time deposits $100,000 through $250,000	274,347	308,816
Time deposits over $250,000	157,309	139,066
Total deposits	$1,744,691	$1,522,741

Time deposits include CDARS balances. CDARS deposits are customer deposits that are placed in the CDARS network to maximize the FDIC insurance coverage for clients. CDARS balances were $34.4 million and $57.8 million as of June 30, 2017 and December 31, 2016, respectively. The Bank had $55.0 million and no brokered deposits as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017 and December 31, 2016, approximately $622.4 million and $515.5 million, respectively, in deposits were in excess of FDIC insurance limits.

Table 9.2: Scheduled Maturities of Time Deposits
	June 30, 2017	December 31, 2016
	($ in thousands)
Within 1 Year	$374,920	$350,854
1 - 2 years	104,797	111,315
2 - 3 years	30,544	36,187
3 - 4 years	16,163	19,570
4 - 5 years	24,542	6,981
5+ years	15,262	254
Total	$566,228	$525,161

10. OTHER BORROWINGS
Other borrowings consist of $8.3 million and $5.9 million of customer repurchase agreements as of June 30, 2017 and December 31, 2016, respectively. Customer repurchase agreements are overnight and continuous standard commercial banking transactions that involve a Bank customer instead of a wholesale bank or broker. The average rate of these repurchase agreements was 0.05% as of both June 30, 2017, and December 31, 2016. As of June 30, 2017, these repurchase agreements were backed by $3.8 million of collateralized mortgage obligations and $4.5 million of mortgage-backed securities, compared to $3.7 million and $2.1 million, respectively, as of December 31, 2016. In addition, the Bank maintains $127.0 million in unsecured lines of credit with a variety of correspondent banks. As of June 30, 2017, there were $7.0 million outstanding balances on these lines of credit. The parent company also maintains a $5.0 million unsecured line of credit with a bank.

11. FEDERAL HOME LOAN BANK ADVANCES
As a member of the FHLB, the Bank has access to numerous borrowing programs with total credit availability established at 25% of total quarter-end assets. FHLB advances are fully collateralized by pledges of certain qualifying real estate secured loans (see Note 3 - Cash and Cash Equivalents). The Bank also maintains a secured line of credit with the FHLB up to 25% of total assets or $520.8 million as of June 30, 2017 based on available collateral. As of June 30, 2017, the Bank’s borrowing capacity was $513.5 million of which $73.1 million was outstanding.

Table 11.1: Composition of FHLB Advances
	June 30, 2017	December 31, 2016
	($ in thousands)
FHLB advances	$73,103	$232,097
Weighted average outstanding effective interest rate	1.98%	1.12%

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

Table 11.2: FHLB Advances Average Balances
	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	($ in thousands)
Average FHLB advances during the period	$128,519	$114,435	$174,646	$113,072
Average effective interest rate paid during the period	1.55%	1.54%	1.35%	1.57%
Maximum month-end balance outstanding	$103,186	$131,098	$229,515	$131,098

Table 11.3: Contractual Maturities of FHLB Advances
	June 30, 2017	December 31, 2016
	($ in thousands)
Within one year	$15,000	$156,000
1 - 2 years	12,015	7,500
2 - 3 years	12,658	9,906
3 - 4 years	7,500	15,000
4 - 5 years	10,930	6,556
5+ years	15,000	37,135
Total FHLB advances	$73,103	$232,097

12. LONG-TERM BORROWINGS

Table 12: Long-term Borrowings Detail
	June 30, 2017	December 31, 2016
	($ in thousands)
Subordinated debt	$25,000	$25,000
Less: debt issuance costs	(335)	(385)
Trust preferred capital notes	10,310	10,310
Trust preferred capital notes purchase accounting mark	(2,218)	(2,287)
Long-term borrowings	$32,757	$32,638

Under current regulatory guidelines, the Subordinated Debt may constitute no more than 25% of total Tier 1 Capital. Any amount not eligible to be counted as Tier 1 Capital is considered to be Tier 2 Capital. As of June 30, 2017 and December 31, 2016, the entire amount of Subordinated Debt was considered Tier 2 Capital.
On June 30, 2003, Alliance invested $310.0 thousand as common equity into a wholly-owned Delaware statutory business trust (the “Trust”). Simultaneously, the Trust privately issued $10.0 million face amount of thirty-year floating rate trust preferred capital securities (the “Trust Preferred Capital Notes”) in a pooled trust preferred capital securities offering. The Trust used the offering proceeds, plus the equity, to purchase $10.3 million principal amount of Alliance’s floating rate junior subordinated debentures due 2033 (the “Subordinated Debentures”). Both the Trust Preferred Capital Notes and the Subordinated Debentures are callable at any time, without penalty. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rates as of June 30, 2017 and December 31, 2016 were 4.40% and 4.11%, respectively. The Trust Preferred Capital Notes are guaranteed by the Company on a subordinated basis, and were recorded on the Company’s consolidated balance sheet at the time of the Alliance acquisition at a discounted amount of $7.5 million, which was the fair value of the instruments at the time of the acquisition. The $2.5 million discount is being expensed monthly over the life of the obligation. Under the indenture governing the Trust Preferred Capital Notes, the Company has the right to defer payments of interest for up to twenty consecutive quarterly periods. As of June 30, 2017, the Company was current on all interest payments.
Under current regulatory guidelines, the Trust Preferred Capital Notes may constitute no more than 25% of total Tier 1 Capital. Any amount not eligible to be counted as Tier 1 Capital is considered to be Tier 2 Capital.

13. SHAREHOLDERS’ EQUITY

On May 3, 2017, 63,690 warrants for shares of common stock with an exercise price equal to $9.81 were exercised in a net transaction in which shares were surrendered to pay for the exercise cost. The transaction resulted in 40,711 shares being issued to the holder of the warrants. As of June 30, 2017, there were no warrants outstanding.
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
In connection with the 1st Portfolio Acquisition in July 2015, the Company issued 916,382 shares of the Company’s common stock at a value of $17.05 as merger consideration to former stockholders of 1st Portfolio Holding Corporation.
The Company commenced paying cash dividends in 2014. In the fourth quarter 2016, the Company increased the quarterly cash dividend to seven cents ($0.07) per share. Although the Company expects to declare and pay quarterly cash dividends in the future, any such dividend would be at the discretion of the Board of Directors of the Company and would be subject to various federal and state regulatory limitations.

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

In four separate transactions in June 2017, Castle Creek Capital Partners IV, LP (“Castle Creek”) sold a total of 74,557 shares of the Company’s Non-Voting Common Stock, Series A, par value $.01 per share (“Non-Voting Common Stock”), to an unaffiliated transferee. Pursuant to and in accordance with the Articles of Incorporation, as amended, of the Company (the “Articles”), contemporaneously with each transaction the transferee irrevocably elected to convert all of such shares from Non-Voting Common Stock to voting common stock, par value $.01 per share (the “Voting Common Stock”) of the Company.

In nine separate transactions in July 2017, Castle Creek sold a total of 169,443 shares of the Company’s Non-Voting Common Stock to an unaffiliated transferee. Pursuant to and in accordance with the Articles, contemporaneously with each transaction the transferee irrevocably elected to convert all of such shares from Non-Voting Common Stock to Voting Common Stock of the Company.

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
As of June 30, 2017, the Bank has $17.6 million in fixed rate commitments and $413.4 million in variable rate commitments.

Table 14: Outstanding Commitments to Extend Credit
	June 30, 2017	December 31, 2016
	($ in thousands)
Unused lines of credit as of period ended:
Loans held for sale	$306	$2,746
Commercial	181,349	197,750
Commercial real estate	196,134	158,972
Residential real estate	1,174	727
Home equity	50,488	45,782
Personal lines of credit	1,453	1,940
Total outstanding commitments to extend credit	$430,904	$407,917

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
Investment in Affordable Housing Project
The Bank has committed $1.0 million to VCDC, a non-profit organization that seeks to gather capital from investors to build and operate low income housing programs. The Bank’s commitment is split evenly between two funds: the Housing Equity Fund of Virginia XVII, LLC (“Fund XVII”) and the Housing Equity Fund of Virginia XVIII, LLC (“Fund XVIII”). The expected return on these two funds is in the form of tax credits and tax deductions from operating losses. The principal risk associated with such an investment results from potential noncompliance with the conditions in the tax law to qualify for the tax benefits, which could result in recapture of the tax benefits. As of June 30, 2017, the Bank had disbursed $490.5 thousand and $453.0 thousand to Fund XVII and Fund XVIII, respectively, as a result of investor capital calls. The Bank expects to make additional capital investments of $9.5 thousand by the end of 2017 for Fund XVII and additional capital investments of $47.0 thousand by the end of 2018 for Fund XVIII. The Bank accounts for the capital already disbursed in Other Assets on the consolidated balance sheet, and records related income using the effective interest method.
Representations and Warranties for Mortgage Loans Sold
The Mortgage Company maintains a reserve for the potential repurchase of residential mortgage loans, which amounted to $304.1 thousand as of June 30, 2017, and $308.8 thousand as of December 31, 2016. These amounts are included in other liabilities in the accompanying Consolidated Balance Sheets. Changes in the balance of the reserve are a component of other expenses in the accompanying Consolidated Statements of Operations. The reserve is available to absorb losses on the repurchase of loans sold related to document and other fraud, early payment default and early payoff. Through June 30, 2017, no reserve charges have occurred related to fraud.

Other Contractual Arrangements
The Bank is party to a contract dated October 7, 2010, with Fiserv, for core data processing and item processing services integral to the operations of the Bank. Under the terms of the agreement, the Bank may cancel the agreement subject to a substantial cancellation penalty based on the current monthly billing and remaining term of the contract. The initial term of services provided shall end seven years following the date services are first used. Services were first provided beginning May 16, 2011 and will expire on May 15, 2018. The Bank expects to pay Fiserv approximately $1.4 million over the remaining life of the contract.
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
Since the derivative instruments are not designated as hedging instruments, the fair value of the derivatives are recorded by the Mortgage Company as a freestanding asset or liability with the change in value being recognized in current net income during the period of change. As of June 30, 2017 and December 31, 2016, the Mortgage Company had open forward contracts with a notional value of $48.3 million and $36.5 million, respectively. The open forward delivery contracts are composed of forward sales of MBS. The fair value of these open forward contracts was an asset of $0.2 million and an asset of $17.1 thousand as of June 30, 2017 and December 31, 2016, respectively. Certain additional risks arise from these forward delivery contracts in that the counterparties to the contracts may not be able to meet the terms of the contracts. The Mortgage Company does not expect any counterparty to fail to meet its obligation. Additional risks inherent in mandatory delivery programs include the risk that if the Mortgage Company does not close the loans subject to interest rate risk lock commitments, they will be obligated to deliver MBS to the counterparty under the forward sales agreement. Should this be required, the Mortgage Company could incur significant costs in acquiring replacement loans or MBS and such costs could have an adverse effect on mortgage banking operations in future periods.
IRLCs totaled $70.8 million and $29.6 million (notional amount) as of June 30, 2017 and December 31, 2016, respectively. Fair values of these best efforts commitments were $0.4 million and $0.2 million as of June 30, 2017 and December 31, 2016, respectively.
Loans Held for Sale Loss Contingencies

The Mortgage Company makes representations and warranties that loans sold to investors meet its program’s guidelines and that the information provided by the borrowers is accurate and complete. In the event of a default on a loan sold, the investor may make a claim for losses due to document deficiencies, program compliance, early payment default, and fraud or borrower misrepresentations. The Mortgage Company maintains a reserve in other liabilities for potential losses on mortgage loans sold. Management performs a quarterly analysis to determine the adequacy of the reserve. As of June 30, 2017, and December 31, 2016, the balance in this reserve totaled $0.3 million and $0.3 million, respectively.

15. RELATED PARTY TRANSACTIONS
The aggregate amount of loans outstanding to employees, officers, directors, and to companies in which the Company’s directors were principal owners, amounted to $23.8 million, or 1.4% of total loans, and $23.5 million, or 1.5% of total loans, as of June 30, 2017 and December 31, 2016, respectively. For the three and six months ended June 30, 2017, principal advances to related parties totaled $0.7 million and $2.4 million, respectively and principal repayments and other reductions totaled $1.2 million and $2.1 million for the same periods.
Total deposit accounts with related parties totaled $34.3 million and $29.9 million as of June 30, 2017 and December 31, 2016, respectively.

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
As of June 30, 2017, management believes the Company and Bank satisfied all capital adequacy requirements to which it was subject to and that the Company and Bank were “well capitalized” under the regulatory framework for prompt corrective action. The capital buffer provisions as of June 30, 2017, are presented in the table below as well.

Table 16: Capital Amounts, Ratios and Regulatory Requirements Summary
	Actual		To Be Well Capitalized Under Prompt Corrective Action Provisions		For Minimum Capital Adequacy Purposes		For Minimum Capital Adequacy Purposes with Capital Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of June 30, 2017:
Total risk-based capital ratio
Consolidated	$239,727	13.74%	n/a	n/a	$139,620	>8.0%	$161,435	>9.25%
Bank	233,098	13.37%	$174,330	>10.0%	139,464	>8.0%	161,255	>9.25%
Tier 1 risk-based capital ratio
Consolidated	200,349	11.48%	n/a	n/a	104,715	>6.0%	126,530	>7.25%
Bank	218,720	12.55%	139,464	>8.0%	104,598	>6.0%	126,389	>7.25%
Common Equity Tier 1 risk-based capital ratio
Consolidated	192,587	11.03%	n/a	n/a	78,536	>4.5%	100,352	>5.75%
Bank	218,720	12.55%	113,315	>6.5%	78,449	>4.5%	100,240	>5.75%
Tier 1 leverage ratio
Consolidated	200,349	9.93%	n/a	n/a	80,725	>4.0%	n/a	n/a
Bank	218,720	10.85%	100,822	>5.0%	80,658	>4.0%	n/a	n/a

As of December 31, 2016:
Total risk-based capital ratio
Consolidated	$228,383	13.99%	n/a	n/a	$130,612	>8.0%	$140,816	>8.625%
Bank	214,512	13.15%	$163,182	>10.0%	130,545	>8.0%	140,744	>8.625%
Tier 1 risk-based capital ratio
Consolidated	189,492	11.61%	n/a	n/a	97,959	>6.0%	108,163	>6.625%
Bank	200,261	12.29%	130,545	>8.0%	97,909	>6.0%	108,108	>6.625%
Common Equity Tier 1 risk-based capital ratio
Consolidated	182,021	11.15%	n/a	n/a	73,469	>4.5%	83,673	>5.125%
Bank	200,621	12.29%	106,068	>6.5%	73,432	>4.5%	83,631	>5.125%
Tier 1 leverage ratio
Consolidated	189,492	10.14%	n/a	n/a	74,718	>4.0%	n/a	n/a
Bank	200,621	10.74%	93,373	>5.0%	74,699	>4.0%	n/a	n/a

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
For the six months ended June 30, 2017, and June 30, 2016, the Company recognized $335.7 thousand and $271.5 thousand in expenses, respectively, related to these awards. The total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan as of both June 30, 2017 and June 30, 2016 was $1.9 million and $1.5 million, respectively. As of June 30, 2017, the cost is expected to be recognized over a weighted average period of 5.99 years.

Table 17.1: Stock Options
	For the Six Months Ended June 30
	2017		2016 (1)
	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price
Outstanding, beginning of period	636,210	$12.71	663,648	$11.56
Options granted or exchanged	73,278	28.22	84,817	19.98
Exercised	(143,249)	11.83	(56,092)	10.81
Canceled or forfeited	(17,046)	18.36	(15,205)	14.47
Outstanding, end of period	549,193	$14.89	677,168	$12.61
Exercisable at end of period	339,693	$11.16	297,404	$11.57
(1) Adjusted for 5% stock dividend issued in December 2016

Table 17.2: Fair Value Assumptions for Stock Option Awards
	For the Six Months Ended June 30
	2017	2016
Weighted-average risk-free interest rate	2.19%	1.46%
Expected dividend yield	0.99%	1.14%
Weighted-average expected volatility	46.81%	52.42%
Weighted-average expected life (in years)	7.3 years	6.9 years
Weighted-average fair value of each option granted	$13.04	$9.95

Table 17.3: Stock Options Outstanding
	As of June 30, 2017
	Outstanding		Exercisable
Range of Exercise Prices	Stock Options	Weighted-Average Remaining Contractual Life	Stock Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$8.00 - $9.99	189,611	4.9	189,611	4.9	$9.89
$10.00 - $10.99	61,866	5.2	45,560	4.9	10.08
$11.00 - $11.99	52,402	0.6	52,402	0.6	11.50
$13.00 - $13.99	6,084	2.3	4,563	2.1	13.80
$14.00 - $14.99	3,804	1.6	3,804	1.6	14.89
$15.00 - $15.99	72,613	7.1	28,743	6.6	15.17
$18.00 - $28.99	162,813	9.1	15,010	8.7	19.87
	549,193	6.0	339,693	4.5	$11.16

As of June 30, 2017, and June 30, 2016, the intrinsic value of stock options outstanding was $10.8 million and $5.4 million, respectively.

Table 17.4: Non-Vested Restricted Stock
	For the Six Months Ended June 30
	2017		2016
	Non-vested Restricted Stock	Weighted-Average Grant Date Fair Value	Non-vested Restricted Stock	Weighted-Average Grant Date Fair Value
Outstanding, beginning of year	28,207	$13.42	44,496	$12.93
Granted	—	—	—	—
Canceled	(57)	11.00	(1,203)	13.47
Vested and issued	(11,487)	12.59	(15,086)	11.98
Outstanding, end of period	16,663	$14.00	28,207	$13.42

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

Table 18: Basic and Dilutive Earnings Per Share
	For the Three Months Ended,		For the Six Months Ended,
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	($ in thousands, except for per share amounts)
Net income available to common shareholders	$5,337	$4,398	$9,773	$8,322

Weighted average number of shares outstanding (2)	13,024,517	12,851,828	12,972,120	12,836,294
Effect of dilutive shares (1) (2)	310,330	224,080	320,453	228,334
Diluted weighted average number of shares outstanding (2)	13,334,847	13,075,908	13,292,573	13,064,628

Basic earnings per share (2)	$0.41	$0.34	$0.75	$0.65
Diluted earnings per share (2)	$0.40	$0.34	$0.74	$0.64
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
Net transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period. There were no transfers within the fair value hierarchy for fair value measurements of the Company's investment securities during the six months ended June 30, 2017 or 2016.
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
Fair Value Classification and Transfers
Fair values estimated by management in the absence of readily determinable fair values are classified as Level 3. As of June 30, 2017, the Company's Level 3 assets and liabilities recorded were $7.0 million or approximately 0.3% of total assets and 2.2% of financial instruments measured at fair value. As of December 31, 2016, Level 3 assets and liabilities were at $4.9 million or approximately 0.2% of total assets and 1.7% of financial instruments measured at fair value.
The following tables present information about the Company's assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2017 and December 31, 2016, respectively, and indicate the fair value hierarchy of the valuation techniques used by the Company to determine such fair value:

Table 19.1: Summary of Assets and Liabilities Measured at Fair Value
	As of June 30, 2017
	Level 1	Level 2	Level 3	Total
	($ in thousands)
Recurring:
Assets:
U.S. Treasuries	$8,081	$—	$—	$8,081
U.S. Government agencies	—	105,575	—	105,575
Mortgage-backed securities	—	94,683	—	94,683
Collateralized mortgage obligations	—	75,975	—	75,975
Taxable state and municipal securities	—	10,379	—	10,379
Tax-exempt state and municipal securities	—	14,414	—	14,414
Financial derivatives	—	—	551	551
Total recurring assets at fair value	$8,081	$301,026	$551	$309,658
Liabilities:
Financial derivatives	$—	$—	$5	$5
Total recurring liabilities at fair value	$—	$—	$5	$5
Nonrecurring:
Assets:
Loans held for investment (1)	$—	$—	$5,740	$5,740
Other real estate owned	—	—	725	725
Total nonrecurring assets at fair value	$—	$—	$6,465	$6,465

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
	($ in thousands)
Recurring:
Assets:
U.S. Treasuries	$8,078	$—	$—	$8,078
U.S. Government agencies	—	98,476	—	98,476
Mortgage-backed securities	—	68,951	—	68,951
Collateralized mortgage obligations	—	78,818	—	78,818
Taxable state and municipal securities	—	11,292	—	11,292
Tax-exempt state and municipal securities	—	14,589	—	14,589
Financial derivatives	—	—	318	318
Total recurring assets at fair value	$8,078	$272,126	$318	$280,522
Liabilities:
Financial derivatives	—	—	105	105
Total recurring liabilities at fair value	$—	$—	$105	$105
Nonrecurring:
Assets:
Loans held for investment (1)	$—	$—	$3,053	$3,053
Other real estate owned	—	—	1,428	1,428
Total nonrecurring assets at fair value	$—	$—	$4,481	$4,481
(1) Represents the impaired loans, net of allowance, that have been individually evaluated and reserved for.

Table 19.2: Fair Value Inputs, Assets, Quantitative Information
As of June 30, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
($ in thousands)
Loans held for investment (1)	$5,740	Appraisal	Appraisal Adjustments	0%-10% (8%)
			Cost to Sell	0%-10% (7%)
			Time to Liquidate (Mo.)	0-12 mo. (7 mo.)
			Probability of Default	5%-100% (55%)

Other real estate owned	$725	Appraisal	Appraisal Adjustment	10%-18% (15%)

As of December 31, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
($ in thousands)
Loans held for investment (1)	$3,053	Appraisal	Appraisal Adjustments	0%-43% (6%)
			Cost to Sell	0%-10% (6%)
			Probability of Default	5%-100% (51%)
			Time to Liquidate (Mo.)	0-12 mo (9 mo.)
Other real estate owned	$1,428	Appraisal	Appraisal Adjustment	0%-10% (10%)
			Cost to Sell	0-5% (5%)
(1) Represents the impaired loans, net of allowance, that have been individually evaluated and reserved for.

The recurring Level 3 assets and liabilities are related to the fair value of the interest rate locks recorded by the Mortgage Company (acquired in July 2015). These derivatives represent the fair value of the interest rate locks and forward sales contracts of mortgage backed securities. The fair value utilizes market pricing for the valuation with the unobservable inputs being the estimated pull-through percentages which ranges from 70% to 90%. For more information on these derivatives, see Part II, Note 14 - Commitments and Contingencies. There were no significant transfers in or out of level 3 for the six months ended June 30, 2017 and 2016, respectively.

Table 19.3: Estimated Fair Values and Carrying Values for Financial Assets, Liabilities and Commitments
	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ in thousands)
Assets:
Cash and cash equivalents	$30,050	$30,050	$97,373	$97,373
Investment securities	309,107	309,107	280,204	280,204
Restricted Stock	10,182	10,182	11,726	11,726
Loans held for sale	48,399	49,628	32,109	32,985
Loans held for investment, net	1,624,677	1,670,626	1,520,961	1,546,652
Derivatives	551	551	318	318
Liabilities:
Time deposits	566,228	566,080	525,161	525,149
Other borrowings	15,275	15,275	5,852	5,852
FHLB advances	73,103	73,619	232,097	232,264
Long-term borrowings	32,757	43,916	32,638	44,188
Derivatives	5	5	105	105
Off-balance sheet instruments	—	—	—	—

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
Other borrowings. The carrying value of other borrowings, which consists of customer repurchase agreements and federal funds purchased, approximates the fair value as of the reporting date, therefore resulting in a Level 2 classification.
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

20. SEGMENT REPORTING

The Company has three reportable segments: traditional commercial banking, a mortgage banking business, and a wealth management business. The basis of segmentation is driven by the respective lines of business within the Company. Revenues from commercial banking operations consist primarily of interest earned on loans and investment securities and fees from deposit services. Mortgage banking operating revenues consist principally of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary market, and loan origination fee income. Wealth management operating revenues consist of fees for portfolio asset management and transactional fees charged to clients. The commercial banking segment provides the mortgage banking segment with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest based on a premium over their cost to borrow funds. These transactions are eliminated in the consolidation process. The following table presents segment information for the three months ended June 30, 2017. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Inter-segment transactions are recorded at cost and eliminated as part of the consolidation process. A management fee for operations and administrative support services is charged amongst subsidiaries and eliminated in the consolidated totals.

Table 20.1: Segment Reporting - 2017 (QTD)
	As of and for the Three Months Ended June 30, 2017
	Commercial Bank	Mortgage Bank	Wealth Management	Other (1)	Consolidated Totals
	($ in thousands)
Interest and dividend income	$21,180	$349	$—	$—	$21,529
Interest expense	3,408	—	—	546	3,954
Net interest income	17,772	349	—	(546)	17,575
Provision for loan losses	925	—	—	—	925
Net interest income after provision for loan losses	16,847	349	—	(546)	16,650

Non-interest income	482	5,525	519	38	6,564
Compensation and employee benefits	4,912	1,722	243	257	7,134
Mortgage commission	—	2,140	—	—	2,140
Premises and equipment	1,611	165	32	41	1,849
Data processing	1,087	61	16	—	1,164
Professional fees	101	7	2	84	194
Merger expenses	14	—	—	518	532
Mortgage loan processing expenses	—	318	—	—	318
Other operating expenses	1,381	237	67	52	1,737
Income/(loss) before provision for income taxes	$8,223	$1,224	$159	$(1,460)	$8,146

Total assets	$2,017,556	$60,759	$3,904	$958	$2,083,177
(1) Includes parent company and intercompany eliminations

Table 20.2: Segment Reporting - 2017 (YTD)
	As of and for the Six Months Ended June 30, 2017
	Commercial Bank	Mortgage Bank	Wealth Management	Other (1)	Consolidated Totals
	($ in thousands)
Interest and dividend income	$41,335	$573	$—	$—	$41,908
Interest expense	6,511	—	—	1,085	7,596
Net interest income	34,824	573	—	(1,085)	34,312
Provision for loan losses	1,940	—	—	—	1,940
Net interest income after provision for loan losses	32,884	573	—	(1,085)	32,372

Non-interest income	1,222	9,118	1,019	38	11,397
Compensation and employee benefits	10,159	3,369	546	494	14,568
Mortgage commission	—	3,410	—	—	3,410
Premises and equipment	3,083	333	65	82	3,563
Data processing	2,026	121	23	—	2,170
Professional fees	270	18	3	174	465
Merger expenses	14	—	—	518	532
Mortgage loan processing expenses	—	517	—	—	517
Other operating expenses	2,761	522	141	115	3,539
Income/(loss) before provision for income taxes	$15,793	$1,401	$241	$(2,430)	$15,005

Total assets	$2,017,556	$60,759	$3,904	$958	$2,083,177
(1) Includes parent company and intercompany eliminations

Table 20.3: Segment Reporting - 2016 (QTD)
	As of and for the Three Months Ended June 30, 2016
	Commercial Bank	Mortgage Bank	Wealth Management	Other (1)	Consolidated Totals
	($ in thousands)
Interest and dividend income	$17,744	$438	$—	$—	$18,182
Interest expense	2,654	—	1	526	3,181
Net interest income	15,090	438	(1)	(526)	15,001
Provision for loan losses	980	—	—	—	980
Net interest income after provision for loan losses	14,110	438	(1)	(526)	14,021

Non-interest income	1,416	6,631	443	—	8,490
Compensation and employee benefits	4,827	1,951	249	224	7,251
Mortgage commission	—	2,102	—	—	2,102
Premises and equipment	1,592	197	34	40	1,863
Data processing	1,007	101	13	—	1,121
Professional fees	242	14	2	92	350
Mortgage loan processing expenses	—	354	—	—	354
Debt extinguishment	1,044	—	—	—	1,044
Other operating expenses	1,114	208	62	66	1,450
Income/(loss) before provision for income taxes	$5,700	$2,142	$82	$(948)	$6,976

Total assets	$1,783,942	$65,550	$3,527	$647	$1,853,666
(1) Includes parent company and intercompany eliminations

Table 20.4: Segment Reporting - 2016 (YTD)
	As of and for the Six Months Ended June 30, 2016
	Commercial Bank	Mortgage Bank	Wealth Management	Other (1)	Consolidated Totals
	($ in thousands)
Interest and dividend income	$34,998	$728	$—	$—	$35,726
Interest expense	5,112	—	2	1,058	6,172
Net interest income	29,886	728	(2)	(1,058)	29,554
Provision for loan losses	1,605	—	—	—	1,605
Net interest income after provision for loan losses	28,281	728	(2)	(1,058)	27,949

Non-interest income	1,802	10,593	872	4	13,271
Compensation and employee benefits	9,547	3,466	487	449	13,949
Mortgage commission	—	3,208	—	—	3,208
Premises and equipment	3,157	375	68	80	3,680
Data processing	1,939	163	23	—	2,125
Professional fees	470	28	4	167	669
Mortgage loan processing expenses	—	550	—	—	550
Debt extinguishment	1,044	—	—	—	1,044
Other operating expenses	2,188	362	119	142	2,811
Income/(loss) before provision for income taxes	$11,738	$3,169	$169	$(1,892)	$13,184

Total assets	$1,783,942	$65,550	$3,527	$647	$1,853,666
(1) Includes parent company and intercompany eliminations

During the three and six months ended June 30, 2017, the mortgage subsidiary originated $200.0 million and $314.3 million, respectively, of total loan volume compared to $216.9 million and $339.6 million for the three and six months ended June 30, 2016, respectively. Wealth Advisors’ assets under management grew to $313.8 million as of June 30, 2017, from $245.1 million as of June 30, 2016.

21. SUBSEQUENT EVENTS

On May 16, 2017, the Company announced that its Board of Directors declared a cash dividend of seven cents ($0.07) per share payable on July 3, 2017, to stockholders of record as of June 12, 2017. The dividend payout was $915 thousand on 13.1 million shares of voting and non-voting common stock.

See Footnote 13 - Shareholders’ Equity for information on exchange of non-voting shares.

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
Consolidated net income available to common shareholders was $5.3 million (or $0.40 per diluted common share) for the three months ended June 30, 2017. Net income available to common shareholders during 2017 increased $0.9 million, up 21.4% over the $4.4 million (or $0.34 per diluted common share) earned during the three months ended June 30, 2016. These results reflect the following:

•	The increase in earnings is primarily attributable to the growth in earning assets, particularly loans held for investment, of the Bank.

•
Return on average assets for the three months ended June 30, 2017 was 1.05% compared to 0.98% for the same period last year. Return on average assets for the six months ended June 30, 2017 was 0.98% compared to 0.96% for the same period last year.

•
Return on average shareholders’ equity for the three months ended June 30, 2017 was 10.54% compared to 9.42% for the three months ended June 30, 2016. For the six months ended June 30, 2017, return on average shareholder’s equity was 9.86% compared to 9.01% for the same period last year.

•
Net interest income after provision for loan losses for the three months ended June 30, 2017 increased $2.6 million or 18.8% to $16.7 million compared to $14.0 million for the three months ended June 30, 2016. Net interest income increased $4.4 million or 15.8% from $27.9 million for the six months ended June 30, 2016 to $32.4 million for the six months ended June 30, 2017. This increase is primarily attributable to organic growth in earning assets of the Bank.

•
During the three and six months ended June 30, 2017, the Mortgage Company generated $5.9 million and $9.7 million in gross revenue on $200.0 million and $314.3 million of mortgage production compared to $7.1 million and $11.3 million in revenue on $216.9 million and $339.6 million of mortgage production over the same period last year. In 2017, the mortgage segment contributed net income of $0.9 million or $0.07 cents per share fully diluted.

•
As of June 30, 2017, and December 31, 2016, total assets were $2.1 billion and $2.0 billion, respectively. Total net loans held for investment increased by $103.7 million, or 6.8%, from $1.5 billion as of December 31, 2016, to $1.6 billion as of June 30, 2017. This increase is attributable to organic growth from our existing lending team. During the same period, total deposits increased $222.0 million, or 14.6%, to $1.7 billion. This increase is attributable to deposit growth in our retail network.

•
As of June 30, 2017, WashingtonFirst had $19.1 million in non-performing assets, 0.92% of total assets; an increase of $10.6 million from $8.5 million at December 31, 2016. Allowance for loan losses increased to $14.1 million during the three months ended June 30, 2017 increasing $0.5 million compared to December 31, 2016. The increase in the allowance was driven by provisions of $0.9 million partially offset by net charge-offs of $1.4 million.

•	The Company paid its 14th consecutive quarterly dividend of $0.07 on April 3, 2017.

The Company's primary market, the Washington, D.C. metropolitan area (which includes the District of Columbia proper, Northern Virginia and suburban Maryland), has been relatively less impacted by recessionary forces than other parts of the country. The region’s economic strength is due not only to the region’s significant federal presence, but also to strong growth in the business and professional services sector. Private sector growth was attributable in part to a diverse economy including a large health care component, substantial business services, and a highly educated work force. The unemployment rate in the region has remained consistently below the national average for the last several years. Much of this success is due to the region’s highly trained and educated workforce. According to the U.S. Census Bureau, the region is home to six of the top ten most highly educated counties in the nation and six of the top ten most affluent counties, as measured by household income. Collectively, the Company’s market area is more diverse and resilient than many other regions. During the second quarter of 2017, the Mid-Atlantic region in which the Company operates continued to show consistent economic improvement. Market interest rates and general conditions remained favorable for all business segments. The Bank experienced healthy loan growth while maintaining strong levels of liquidity, capital and credit quality. The Mortgage Company benefited from favorable interest rates spurring an increase in refinancings.

Results of Operations

Table M1: Selected Performance Ratios
	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	($ in thousands, except earnings per share)
Average total assets	$2,030,390	$1,803,409	$2,003,372	$1,742,894
Average shareholders' equity	203,138	187,793	199,853	185,642
Net income	5,337	4,398	9,773	8,322
Basic earnings per common share (2)	$0.41	$0.34	$0.75	$0.65
Fully diluted earnings per common share (2)	$0.40	$0.34	$0.74	$0.64
Return on average assets	1.05%	0.98%	0.98%	0.96%
Return on average shareholders' equity	10.54%	9.42%	9.86%	9.01%
Average shareholders' equity to average total assets	10.00%	10.41%	9.98%	10.65%
Efficiency ratio (1)	62.42%	64.65%	63.35%	64.77%
Dividend payout ratio	17.07%	16.67%	18.67%	17.65%
(1) Annualized
(1) The efficiency ratio is calculated as total non-interest expense (less debt extinguishment costs) divided by the sum of net interest income and total non-interest income (less gain on sale of AFS securities and gain on debt extinguishment). This non-GAAP financial measure is presented to facilitate an understanding of the Company's performance.

(2) Adjusted for stock dividends

The following tables provide information regarding interest-earning assets and funding for the three and six months ended June 30, 2017 and June 30, 2016, respectively. The balance of non-accruing loans is included in the average balance of loans presented, though the related income is accounted for on a cash basis. Therefore, as the balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly. The increase in average rate on interest-bearing deposit accounts is consistent with general trends in average short-term rates during the periods presented. The upward trend in the average rate on time deposits reflects the maturity of older time deposits and the issuance of new time deposits at higher market rates.

Table M2: Average Balances, Interest Income and Expense and Average Yield and Rates
	For the Three Months Ended
	June 30, 2017			June 30, 2016
	Average Balance	Income/ Expense	Yield/ Rate (6)	Average Balance	Income/ Expense	Yield/ Rate (6)
	($ in thousands)
Assets
Interest-earning assets:
Loans held for sale	$33,778	$348	4.08%	$45,638	$438	3.79%
Loans held for investment (1)	1,593,774	19,524	4.85%	1,366,656	16,398	4.75%
Investment securities - taxable	287,861	1,354	1.86%	278,690	1,178	1.67%
Investment securities - tax-exempt (2)	14,346	91	2.52%	3,822	29	3.01%
Other equity securities	12,454	161	5.16%	6,636	81	4.89%
Interest-bearing balances	100	—	1.02%	100	—	0.60%
Federal funds sold	38,976	81	0.82%	55,722	68	0.49%
Total interest earning assets	1,981,289	21,559	4.31%	1,757,264	18,192	4.10%
Non-interest earning assets:
Cash and due from banks	3,168			2,712
Premises and equipment	6,655			7,713
Other real estate owned	794			2,044
Other assets (3)	53,062			45,829
Less: allowance for loan losses	(14,578)			(12,153)
Total non-interest earning assets	49,101			46,145
Total Assets	$2,030,390			$1,803,409

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$144,326	$114	0.32%	$124,079	$90	0.29%
Money market deposit accounts	276,650	636	0.92%	265,727	393	0.59%
Savings accounts	202,785	359	0.71%	215,544	382	0.71%
Time deposits	574,495	1,793	1.25%	485,482	1,335	1.11%
Total interest-bearing deposits	1,198,256	2,902	0.97%	1,090,832	2,200	0.81%
FHLB advances	128,519	503	1.55%	114,435	445	1.54%
Other borrowings and long-term borrowings	39,668	549	5.54%	39,372	536	5.45%
Total interest-bearing liabilities	1,366,443	3,954	1.16%	1,244,639	3,181	1.02%
Non-interest-bearing liabilities:
Demand deposits	448,835			361,191
Other liabilities	11,974			9,786
Total non-interest-bearing liabilities	460,809			370,977
Total Liabilities	1,827,252			1,615,616
Shareholders’ Equity	203,138			187,793
Total Liabilities and Shareholders’ Equity	$2,030,390			$1,803,409

Interest Spread (4)		$17,605	3.15%		$15,011	3.08%
Net Interest Margin (2)(5)			3.51%			3.37%

(1)	Includes loans placed on non-accrual status.

(2)
Yield and income presented on a fully taxable equivalent (FTE) basis using a federal statutory rate of 35 percent and includes $30 thousand and $10 thousand of FTE income for the three months ended June 30, 2017, and June 30, 2016, respectively.

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

Table M2.1: Average Balances, Interest Income and Expense and Average Yield and Rates
	For the Six Months Ended
	June 30, 2017			June 30, 2016
	Average Balance	Income/ Expense	Yield/ Rate (6)	Average Balance	Income/ Expense	Yield/ Rate (6)
	($ in thousands)
Assets
Interest-earning assets:
Loans held for sale	$27,817	$573	4.09%	$37,326	$728	3.86%
Loans held for investment (1)	1,580,216	38,078	4.79%	1,349,597	32,499	4.76%
Investment securities - taxable	279,218	2,619	1.87%	250,511	2,170	1.71%
Investment securities - tax-exempt (2)	14,486	187	2.58%	3,955	61	3.03%
Other equity securities	14,069	357	5.11%	6,429	152	4.77%
Interest-bearing balances	100	—	0.79%	71	1	2.96%
Federal funds sold	39,195	155	0.79%	48,656	135	0.56%
Total interest earning assets	1,955,101	41,969	4.27%	1,696,545	35,746	4.17%
Non-interest earning assets:
Cash and due from banks	3,283			2,346
Premises and equipment	6,799			7,672
Other real estate owned	938			1,238
Other assets (3)	51,510			47,376
Less: allowance for loan losses	(14,259)			(12,283)
Total non-interest earning assets	48,271			46,349
Total Assets	$2,003,372			$1,742,894

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$136,926	$223	0.33%	$119,396	$176	0.30%
Money market deposit accounts	267,431	1,088	0.82%	281,590	831	0.59%
Savings accounts	205,081	721	0.71%	193,493	681	0.71%
Time deposits	554,373	3,287	1.20%	462,137	2,507	1.09%
Total interest-bearing deposits	1,163,811	5,319	0.92%	1,056,616	4,195	0.80%
FHLB advances	174,646	1,185	1.35%	113,072	899	1.57%
Other borrowings and long-term borrowings	39,417	1,092	5.57%	39,485	1,078	5.47%
Total interest-bearing liabilities	1,377,874	7,596	1.11%	1,209,173	6,172	1.02%
Non-interest-bearing liabilities:
Demand deposits	413,091			335,292
Other liabilities	12,554			12,787
Total non-interest-bearing liabilities	425,645			348,079
Total Liabilities	1,803,519			1,557,252
Shareholders’ Equity	199,853			185,642
Total Liabilities and Shareholders’ Equity	$2,003,372			$1,742,894

Interest Spread (4)		$34,373	3.16%		$29,574	3.15%
Net Interest Margin (2)(5)			3.49%			3.44%

The following tables set forth information regarding the changes in the components of the Company’s net interest income for the periods indicated. For each category, information is provided for changes attributable to changes in volume (change in volume multiplied by old rate) and changes in rate (change in rate multiplied by old volume). Combined rate/volume variances, the third element of the calculation, are allocated based on their relative size. The decreases in income due to changes in rate reflect the reset of variable rate investments, variable rate deposit accounts and adjustable rate mortgages to lower rates and the acquisition of new lower yielding investments and loans, as described above. The decrease in expense reflects the decreased cost of funding due to lower interest rates available in the debt markets. The increases due to changes in volume reflect the increase in on-balance sheet assets during the three and six months June 30, 2017, and June 30, 2016.

Table M3: Changes in Rate and Volume Analysis
	For the Three Months Ended June 30, 2017, Compared to Same Period 2016			For the Six Months Ended June 30, 2017, Compared to Same Period 2016
	(Decrease)/Increase Due to			(Decrease)/Increase Due to
	Rate	Volume	Total	Rate	Volume	Total
	($ in thousands)
Income from interest-earning assets:
Loans held for sale	$184	$(274)	$(90)	$110	$(265)	$(155)
Loans held for investment	351	2,775	3,126	198	5,381	5,579
Investment securities - taxable	137	39	176	202	247	449
Investment securities - tax exempt	(32)	94	62	(27)	153	126
Other equity securities	5	75	80	12	193	205
Interest bearing balances	—	—	—	(2)	1	(1)
Federal funds sold	122	(109)	13	85	(65)	20
Total income from interest-earning assets	767	2,600	3,367	578	5,645	6,223
Expense from interest-bearing liabilities:
Interest-bearing deposits	468	234	702	671	453	1,124
FHLB Advances	3	55	58	(337)	623	286
Borrowed funds	9	4	13	20	(6)	14
Total expense from interest-bearing liabilities	480	293	773	354	1,070	1,424
Increase (Decrease) in net interest income	$287	$2,307	$2,594	$224	$4,575	$4,799

Interest Earning Assets
Average loan balances were $1.6 billion for the six months ended June 30, 2017, compared to $1.3 billion for the six months ended June 30, 2016. This 17% increase over the prior year is attributable primarily to organic growth. The related interest income from loans was $38.1 million for the six months ended June 30, 2017 resulting in an average yield of 4.79%, compared to $32.5 million and for the six months ended June 30, 2016, resulting in average yield of 4.76%. The increase in average yield on loans reflects increases on the prime rate as reported by The Wall Street Journal offset by competitive pressure on loan pricing during the period (including the repricing of adjustable rate loans). Interest rates are established for classes of loans that include variable rates based on the prime rate or other identifiable bases while others carry fixed rates with terms as long as 30 years. Most variable rate originations include minimum initial rates and/or floors.
Taxable investment securities balances averaged $279.2 million for the six months ended June 30, 2017, compared to $250.5 million for the six months ended June 30, 2016. Interest income generated on these investment securities for the six months ended June 30, 2017 totaled $2.6 million, or a 1.87% yield, compared to $2.2 million or a 1.71% yield for the six months ended June 30, 2016.
Tax-exempt investment securities balances averaged $14.5 million for the six months ended June 30, 2017, compared to $4.0 million six months ended June 30, 2016. Interest income generated on these investment securities for the six months ended June 30, 2017 totaled $187 thousand, or a 2.58% yield, compared to $61 thousand or a 3.03% yield for the six months ended June 30, 2016. The yield for tax-exempt securities has been presented on a fully taxable equivalent basis.
Other equity securities balances averaged $14.1 million for the six months June 30, 2017, compared to $6.4 million for the six months ended June 30, 2016. Interest income generated on these investment securities for the six months ended June 30, 2017 totaled $357.0 thousand, or a 5.11% yield, compared to $152.0 thousand or a 4.77% yield for the six months ended June 30, 2016.

Interest-bearing balances averaged $100.0 thousand for the six months ended June 30, 2017, compared to $71.0 thousand for the six months ended June 30, 2016. Interest income generated on these balances for the six months ended June 30, 2017 was less than $1,000, or a 0.79% yield, compared to $1.0 thousand or a 2.96% yield for the six months ended June 30, 2016.
Short-term investments in federal funds sold averaged $39.2 million for the six months ended June 30, 2017, compared to $48.7 million for the six months ended June 30, 2016. The decrease in average short-term investments in 2017 is attributable to loan growth out pacing deposit growth. Interest income generated on these assets for the six months ended June 30, 2017 totaled $155.0 thousand, or a 0.79% yield, compared to $135.0 thousand or a 0.56% yield, for the six months ended June 30, 2016.
Interest Bearing Liabilities
Average interest-bearing deposits were $1.4 billion for the six months June 30, 2017 compared to $1.2 billion for June 30, 2016. This 10% increase in the average interest-bearing deposits in 2017 is the result of organic growth. The related interest expense from interest-bearing deposits was $5.3 million for the six months ended June 30, 2017, compared to $4.2 million for the six months ended June 30, 2016. The average rate on these deposits was 0.92% for the six months ended June 30, 2017, compared to 0.80% for June 30, 2016. This increase in the cost of interest-bearing deposits is attributable to increased competition in the Company’s market, and changes in the mix of interest-bearing deposits. The increase in interest expense is primarily attributable to an increase in the average balance of interest bearing liabilities as well as changes in the mix of deposit funding.
FHLB advances averaged $174.6 million for the six months ended June 30, 2017, compared to $113.1 million for the six months ended June 30, 2016. Interest expense incurred on these borrowings for the six months ended June 30, 2017, totaled $1.2 million , or a 1.35% rate, compared to $899.0 thousand or a 1.57% rate for the six months ended June 30, 2016. For the second quarter 2017, the Company did not execute any deleveraging activity.
Other borrowings and long-term liabilities averaged $39.4 million for the six months ended June 30, 2017, compared to $39.5 million for the six months ended June 30, 2016. Interest expense incurred on these borrowings for the six months ended June 30, 2017, totaled $1.1 million, or a 5.57% rate, compared to $1.1 million or a 5.47% rate for the six months ended June 30, 2016.
The Company’s net interest margin includes the benefit of acquisition accounting fair value adjustments (purchase marks). Net accretion related to acquisition accounting totaled $0.2 million for the six months ended June 30, 2017. Actual accretion results presented are augmented by prepayments of loans, whereas future projections of accretion are based solely on the contractual maturity of loans and do not include estimated accretion related to prepayment of loans. The actual 2017 and remaining estimated net accretion impact are reflected in the following table.

Table M4: Purchase Accounting Accretion Analysis
	Loan Accretion	Borrowings Accretion (Amortization)	Total
	($ in thousands)
For the years ending:
For the quarter ended June 30, 2017	203	(35)	168
For the remaining six months of 2017	139	(70)	69
2018	279	(139)	140
2019	275	(139)	136
2020	257	(139)	118
2021	232	(139)	93
Thereafter	2,369	(1,594)	775

Non-Interest Income
For the three and six months ended June 30, 2017, non-interest income was $6.6 million and $11.4 million, compared to $8.5 million and $13.3 million for the three and six months ended June 30, 2016, respectively. The $(1.9) million and $(1.9) million decrease over the same periods ended June 30, 2016 is primarily attributable to no gains on sales of available for sale investment securities and lower gains on sale of mortgage loans. Gains on the sale of available-for-sale investment securities totaled $0.0 million and $0.0 million for the three and six months ended June 30, 2017, compared to $1.1 million and $1.2 million for the three and six months ended June 30, 2016. The decrease of $(1.1) million and $(1.2) million over the three and six months ended June 30, 2016, is the result of not having any sales of investment securities in 2017.

The mortgage segment realized gains on the sale of loans of $4.6 million and $7.3 million for the three and six months ended June 30, 2017, compared to $5.3 million and $8.0 million for the three and six months ended June 30, 2016, respectively. During the six months ended June 30, 2017, 80.3% of the mortgage loan volume was for purchase money mortgage loans, whereas only 65.7% of the mortgage volume for June 30, 2016, respectively, was for purchase money loans. Additional fee income of $0.9 million and $1.9 million was generated by the mortgage subsidiary for the three and six months ended June 30, 2017. Mortgage origination volume for the three and six months ended June 30, 2017, was $200.0 million and $314.3 million, compared to $216.9 million and $339.6 million for the same period last year. Mortgage operations tend to be subject to seasonality with higher levels of volume seen during the second and third quarters annually.
The Wealth Management segment generated $0.5 million and $1.0 million in revenue for the three and six months ended June 30, 2017, compared to $0.4 million and $0.9 million for the three and six months ended June 30, 2016. Assets under management grew to $313.8 million as of June 30, 2017, at the wealth management subsidiary, compared to $245.1 million as of June 30, 2016.
Non-Interest Expense
For the three and six months ended June 30, 2017, non-interest expense was $15.1 million and $28.8 million, compared to $15.5 million and $28.0 million for the three and six months ended June 30, 2016. The decrease of $(0.5) million over the three months ended June 30, 2016 is primarily attributable to merger expenses and no debt extinguishment expense in 2017. Compensation and employee benefits were $7.1 million and $14.6 million for the three and six months ended June 30, 2017, respectively, compared to $7.3 million and $13.9 million, respectively, for the same periods in 2016. This $(0.1) million decrease over the three months ended June 30, 2016 is primarily attributable to organic growth in the banking segment and higher overhead costs in the mortgage segment.
Gain on sale of loans is highly correlated with salaries and employee benefits at the mortgage subsidiary due to commissions paid to loan officers. Mortgage company salaries and employee benefits totaled $1.7 million and $3.4 million for the three and six months ended June 30, 2017, compared to $2.0 million and $3.5 million for the three and six months ended June 30, 2016, at the mortgage segment. In addition to mortgage company salaries and employee benefits, $2.1 million and $3.4 million relating to variable commission and bonus costs were incurred for the three and six months ended June 30, 2017, and $2.1 million and $3.2 million for the same periods in 2016, respectively. Total non-interest expense, which is inclusive of salaries and employee benefits, at the mortgage segment totaled $4.7 million and $8.3 million for the three and six months June 30, 2017, compared to $4.9 million and $8.2 million for the three and six months ended June 30, 2016. The mortgage variable production costs are primarily made up of appraisal, verification and credit reporting costs incurred upfront; as well as closing expenses, investor fees, and quality control costs incurred during and after loan closing.
Changes in other operating expenses are outlined in the following table.

Table M5: Consolidated Statement of Operations - Other Operating Expenses Detail
	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	($ in thousands)
Other real estate owned expenses	$149	$113	$322	$116
Business and franchise tax	413	272	823	550
Advertising and promotional expenses	297	281	625	533
FDIC premiums	282	237	577	485
Postage, printing and supplies	66	60	120	108
Directors' fees	113	111	220	207
Insurance	74	53	133	109
Amortization of intangibles	67	67	134	134
Other	276	256	585	569
Other expenses	$1,737	$1,450	$3,539	$2,811

Provision for Income Taxes
Provision for income taxes was $2.8 million and $5.2 million for the three and six months ended June 30, 2017, compared to $2.6 million and $4.9 million for the same periods in 2016, resulting in effective tax rates of 34.9% and 36.9%, respectively.

Financial Condition
Total assets were $2.1 billion as of June 30, 2017, compared to $2.0 billion as of December 31, 2016. This 4.0% increase is primarily attributable to the Bank’s organic growth. As of June 30, 2017, the Company had $30.1 million of cash and cash equivalents, compared to $97.4 million as of December 31, 2016. As of June 30, 2017, the Company had $309.1 million of investment securities, compared to $280.2 million as of December 31, 2016.
Total loans held for investment, net, increased $103.7 million (6.8%) from $1.5 billion as of December 31, 2016, to $1.6 billion as of June 30, 2017. This increase is attributable to organic loan growth in our core market.
Total deposits increased $222.0 million (14.6%) from $1.5 billion as of December 31, 2016 to $1.7 billion as of June 30, 2017. This increase is attributable to a $134.0 million growth in non-interest demand deposit account balances, a $46.9 million increase in transactional accounts, and a $41.1 million increase in time deposits.

Investment Securities - Available-for-sale
The Company actively manages its portfolio duration and composition in response to changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are pledged as collateral for certain borrowing transactions, public funds and repurchase agreements. The total fair value of the amount of the investment securities accounted for under available-for-sale accounting was $309.1 million as of June 30, 2017, compared to $280.2 million as of December 31, 2016. The increase is primarily attributable to additional purchases of investment securities. For reporting purposes, management includes Small Business Administration debentures within the mortgage backed securities subtotal due to similar cash flow characteristics.

Table M6: Available-for-Sale Investment Securities Summary
	June 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	($ in thousands)
U.S. Treasuries	$8,081	2.6%	$8,078	2.9%
U.S. Government agencies	105,575	34.1%	98,476	35.2%
Mortgage-backed securities	94,683	30.6%	68,951	24.6%
Collateralized mortgage obligations	75,975	24.6%	78,818	28.1%
Taxable state and municipal securities	10,379	3.4%	11,292	4.0%
Tax-exempt state and municipal securities	14,414	4.7%	14,589	5.2%
Total available-for-sale investment securities	$309,107	100.0%	$280,204	100.0%

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

Table M7: Available-for-Sale Investment Securities Contractual Maturity
	As of June 30, 2017
	Amortized Cost	Fair Value	Weighted-Average Yield
	($ in thousands)
Due within one year	$6,135	$6,139	1.46%
Due after one year through five years	110,805	110,578	1.81%
Due after five years through ten years	53,409	52,367	1.84%
Due after ten years	141,283	140,023	1.94%
Total available-for-sale investment securities	$311,632	$309,107	1.88%

	As of December 31, 2016
	Amortized Cost	Fair Value	Weighted-Average Yield
	($ in thousands)
Due within one year	$6,856	$6,876	1.49%
Due after one year through five years	100,102	99,693	1.78%
Due after five years through ten years	45,828	44,419	1.92%
Due after ten years	131,486	129,216	1.88%
Total available-for-sale investment securities	$284,272	$280,204	1.88%

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
The Mortgage Company was acquired in July 2015. See Note 2 - Acquisition Activities for further details. As of June 30, 2017, loans held for sale totaled $48.4 million. The amount of loans held for sale outstanding at the end of any given month fluctuates with the volume of loans closed during the month and the timing of loans purchased by investors. During the three months ended June 30, 2017, the mortgage subsidiary originated $200.0 million of total loan volume compared to $216.9 million for the three months ended June 30, 2016
Loans Held for Investment
In its lending activities, the Company seeks to develop relationships with clients whose business and individual banking needs will grow with the Company. The Company has made significant efforts to be responsive to the lending needs in the markets served, while maintaining sound asset quality and credit practices. The Company extends credit to construction and development, residential real estate, commercial real estate, commercial and industrial and consumer borrowers in the normal course of business. The gross loans held for investment portfolio totaled $1.6 billion as of June 30, 2017, an increase of $104.3 million, or 6.8%, from the December 31, 2016, balance of $1.5 billion.

Table M8: Loans Held for Investment Portfolio
	June 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	($ in thousands)
Construction and development	$285,277	17.4%	$288,193	18.8%
Commercial real estate - owner occupied	264,358	16.1%	231,414	15.1%
Commercial real estate - non-owner occupied	607,206	37.1%	557,846	36.3%
Residential real estate	307,575	18.8%	287,250	18.7%
Real estate loans	1,464,416	89.4%	1,364,703	88.9%
Commercial and industrial	170,260	10.4%	165,172	10.8%
Consumer	4,075	0.2%	4,668	0.3%
Total loans held for investment	$1,638,751	100.0%	$1,534,543	100.0%

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

Loans secured by various types of real estate, which include construction and development loans, commercial real estate loans, and residential real estate loans, constitute the largest portion of total loans. Of that portion, commercial real estate loans represent the largest dollar exposure. Substantially all of these loans are secured by properties in the greater Washington, D.C. metropolitan area with the heaviest concentration in Northern Virginia. Risk is managed through diversification by sub-market, property type, and loan size, and by seeking loans with multiple sources of repayment. The average outstanding loan balance in this portfolio is $0.7 million as of June 30, 2017.
Construction and development loans represented 17.4% and 18.8% of the total loan portfolio as of June 30, 2017 and December 31, 2016, respectively. New originations in this category are being underwritten in the context of current market conditions and are particularly focused in sub-markets which the Company believes to be relatively strong as compared to other markets in the region. Legacy loans, particularly in the land and speculative construction portion of this portfolio, have been largely converted to amortizing loans with regular principal and interest payments. The Company expects any future reductions in its land and speculative construction exposure to be partially offset by increases in residential construction activities as market conditions improve.
Secured residential real estate loans represented 18.8% and 18.6% of total loans as of June 30, 2017 and December 31, 2016, respectively. In general, loans in these categories represent loans underwritten to customers who had or established a deposit relationship with the respective bank at the time the loan was originated. Management believes that its underwriting criteria reflect current market conditions.
The contractual maturity ranges or repricing schedules, as appropriate, of the loans in the Bank’s loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of June 30, 2017, are summarized in the following table:

Table M9: Loan Portfolio Maturity Schedule
	As of June 30, 2017
	One Year or Less	One to Five Years	Over Five Years	Total
	($ in thousands)
Construction and development	$181,698	$81,500	$22,079	$285,277
Commercial real estate - owner occupied	24,060	50,053	190,245	264,358
Commercial real estate - non-owner occupied	68,335	214,957	323,914	607,206
Residential real estate	42,105	63,029	202,441	307,575
Commercial and industrial	88,280	59,007	22,973	170,260
Consumer	1,914	1,057	1,104	4,075
Total loans	$406,392	$469,603	$762,756	$1,638,751

Loans with a predetermined interest rate	$88,502	$287,822	$127,584	$503,908
Loans with a floating or adjustable interest rate	317,890	181,781	635,172	1,134,843
Total loans	$406,392	$469,603	$762,756	$1,638,751

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
When payments are 90 days or more in arrears, or when it is no longer prudent to recognize current interest income on a loan, management classifies the loan as non-accrual. From time to time, a loan may be past due 90 days or more but is well secured and in the process of collection and thus warrants remaining on accrual status. Non-accrual loans decreased from $5.7 million as of December 31, 2016 to $4.0 million as of June 30, 2017. There were $13.1 million loans past due more than 90 days that were still accruing as of June 30, 2017 compared to $2.0 thousand in loans past due more than 90 days that were still accruing as of December 31, 2016.

Allowance for Loan Losses
The methodology used by the Company to determine the level of its allowance for loan losses is described in Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Allowance for Loan Losses.”
The allowance for loan losses was $14.1 million as of June 30, 2017, or approximately 0.86% of outstanding loans held for investment, compared to $13.6 million or approximately 0.89% of outstanding loans held for investment as of December 31, 2016.
As of June 30, 2017, the Company has allocated $0.5 million for specific loans evaluated individually for impairment. For the three and six months ended June 30, 2017, the Company recorded $0.9 million and $1.9 million in provisions for loan losses, $1.4 million and $1.7 million in charge-offs, and $19.0 thousand and $215.0 thousand in recoveries, compared to $1.0 million and $1.6 million in provision for loans losses, $0.7 million and $1.4 million in charge-offs and $15.0 thousand and $51.0 thousand in recoveries for the three and six months ended June 30, 2016.
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

Table M10: Analysis of the Allowance for Loan Losses
	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	($ in thousands)
Balance at beginning of period	$14,505	$12,329	$13,582	$12,289
Provision for loan losses	925	980	1,940	1,605
Charge-offs:
Construction and development	(13)	—	(13)	(31)
Commercial real estate - owner occupied	—	(34)	—	(34)
Commercial real estate - non-owner occupied	—	(3)	—	(546)
Residential real estate	—	(40)	(170)	(48)
Commercial and industrial	(1,185)	(652)	(1,301)	(690)
Consumer loans	(177)	—	(179)	(1)
Total charge-offs	(1,375)	(729)	(1,663)	(1,350)
Recoveries:
Construction and development	—	—	6	2
Commercial real estate - owner occupied	—	—	13	—
Commercial real estate - non-owner occupied	—	—	—	—
Residential real estate	11	8	87	33
Commercial and industrial	—	6	81	14
Consumer	8	1	28	2
Total recoveries	19	15	215	51
Net recoveries/(charge-offs)	(1,356)	(714)	(1,448)	(1,299)
Balance at end of period	$14,074	$12,595	$14,074	$12,595

Allowance for loan losses to total loans held for investment	0.86%	0.91%	0.86%	0.91%
Adjusted allowance for loan losses to total loans held for investment (1)	1.05%	1.22%	1.05%	1.22%
Allowance for loan losses to non-accrual loans	348.11%	169.81%	348.11%	169.81%
Allowance for loan losses to non-performing assets	73.77%	95.38%	73.77%	95.38%
Non-performing assets to total assets	0.92%	0.71%	0.92%	0.71%
Net charge-offs to average loans held for investment	0.34%	0.21%	0.18%	0.19%
(1) This is a non-GAAP financial measure. Refer to the table below outlining the reconciliation of GAAP Allowance Ratio to Adjusted Allowance Ratio.

Of the Bank’s $1.6 billion in gross loans outstanding as of June 30, 2017, approximately $51.3 million or 3.1% were initially recorded at fair value in connection with the Alliance and the Millennium Transactions and have an aggregate discount of $3.6 million as of June 30, 2017. This discount is a net amount consisting of credit-related mark-downs of $3.2 million, yield-related mark-downs of $0.9 million and yield-related mark-ups of $0.5 million.
The adjustment required to reconcile allowance for loan losses with the Company’s adjusted allowance for loan losses and adjusted allowance for loan losses to total loans ratios is the addition of the credit purchase accounting marks on purchased loans in the portfolio. In acquisition accounting, there is no carryover of previously established allowance for loan losses, as acquired loans are recorded at fair value. Loans that were acquired under the purchase accounting method are carried at book value with certain accounting marks set up on them at the time of purchase in order to adjust the acquired loans to fair value. These accounting marks can be pricing marks or credit marks. Pricing marks account for the difference in current interest rates and the interest rate on the loan being acquired, and may be either positive or negative. Credit marks may only be negative and are similar to an allowance for loans losses based on credit quality. Therefore, in determining the adjusted allowance for loan losses and related ratio, the credit mark component is added to the allowance for loan losses and to the total loans held for investment. Below is a reconciliation of the allowance for loan losses and related ratios to the adjusted allowance for loan losses and related ratios as of June 30, 2017, and December 31, 2016:

Table M11: Reconciliation of GAAP Allowance Ratio to Adjusted Allowance Ratio (1)
	June 30, 2017	December 31, 2016
	($ in thousands)
GAAP allowance for loan losses	$14,074	$13,582
GAAP loans held for investment, at amortized cost	1,638,751	1,534,543

GAAP allowance for loan losses to total loans held for investment	0.86%	0.89%

GAAP allowance for loan losses	$14,074	$13,582
Plus: Credit purchase accounting marks	3,138	3,537
Adjusted allowance for loan losses	$17,212	$17,119

GAAP loans held for investment, at amortized cost	$1,638,751	$1,534,543
Plus: Credit purchase accounting marks	3,138	3,537
Adjusted loans held for investment, at amortized cost	$1,641,889	$1,538,080

Adjusted allowance for loan losses to total loans held for investment (1)	1.05%	1.11%
(1) This is a non-GAAP financial measure. Credit purchase accounting marks are GAAP marks under purchase accounting guidance.
Non-performing Assets
As of June 30, 2017, the Company had $19.1 million of non-performing assets compared to $8.5 million as of December 31, 2016, an increase of $10.6 million. The ratio of non-performing assets to total assets increased 49 basis points to 0.92% as of June 30, 2017, from 0.43% as of December 31, 2016.

Table M12: Non-Performing Assets
	June 30, 2017	December 31, 2016
	($ in thousands)
Non-accrual loans	$4,043	$5,746
90+ days still accruing	13,057	2
Troubled debt restructurings still accruing	1,252	1,361
Other real estate owned	725	1,428
Total non-performing assets	$19,077	$8,537
Non-performing assets to total assets	0.92%	0.43%

Non-accrual loans were $4.0 million as of June 30, 2017, compared to $5.7 million as of December 31, 2016. The $4.0 million non-accrual loan balance consists primarily of loans secured by commercial real estate. Specific reserves for impaired loans were $0.5 million and $1.3 million, respectively, as of June 30, 2017 and December 31, 2016.
As of June 30, 2017, OREO was $0.7 million compared to $1.4 million as of December 31, 2016. During the six months ended June 30, 2017, the Bank acquired no OREO properties and sold one property for $538.1 thousand.

Table M13: Changes in Other Real Estate Owned
	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	($ in thousands)
Balance at beginning of period	$832	$1,675	$1,428	$—
Properties acquired at foreclosure	—	581	—	2,256
Sales of foreclosed properties	—	—	(538)	—
Write downs	(107)	(97)	(165)	(97)
Balance at end of period	$725	$2,159	$725	$2,159

Restricted Stock
From time to time, the Bank invests in restricted stock of correspondent banks and the FRB as part of its banking operations. Unlike other types of stock, these investments are acquired primarily for the right to receive advances and make loan participations rather than for the purpose of maximizing dividends or value appreciation. No market exists for these stocks, and they have no quoted market value. Restricted stock is carried at cost.
As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to 4.25% of aggregate outstanding advances in addition to the membership stock requirement of 0.09% of total assets as of June 30, 2017 (subject to a cap of $15.0 million). FHLB stock pays a quarterly dividend, the dividend rate at June 30, 2017 was 4.77%.
On December 19, 2016, the Bank’s application to become a member of the FRB was approved. As a member bank, the Bank is required to subscribe to Federal Reserve stock in the amount equivalent to six percent of its capital and surplus. On a quarterly basis, the Bank measures its capital and makes adjustments as appropriate to its holdings of Federal Reserve stock.

Table M14: Composition of Restricted Stocks
	June 30, 2017	December 31, 2016
	($ in thousands)
FHLB stock	$4,906	$11,370
ACBB stock	100	100
CBB stock	256	256
FRB Stock	4,920	—
Total other equity securities	$10,182	$11,726

Deposits
The Bank seeks deposits within its market area by offering high-quality customer service, using technology to deliver deposit services effectively and paying competitive interest rates.
As of June 30, 2017, the deposit portfolio totaled $1.7 billion, comprised of $515.9 million of non-interest bearing deposits and $1.2 billion of interest bearing deposits. Total deposits increased $222.0 million (14.6%) from $1.5 billion as of December 31, 2016 to $1.7 billion as of June 30, 2017. As of December 31, 2016, the deposit portfolio totaled $1.5 billion, which was composed of $381.9 million of non-interest bearing deposits and $1.1 billion of interest bearing deposits.
The average balance of interest bearing deposits was $1.2 billion and $1.4 billion for the three and six months ended June 30, 2017, compared to $1.1 billion and $1.1 billion for the same periods 2016. The increase in the average interest-bearing deposits in 2017 was a mix of organic growth as well as strategic investments in brokered CDs. The related interest expense from interest-bearing deposits was $2.9 million for the three months ended 2017, compared to $2.2 million for the same period 2016. The average rate on these deposits was 0.97% and 0.92% for the three and six months ended June 30, 2017, compared to 0.81% and 0.80% for the same period 2016. The increase in interest expense is primarily attributable to an increase in the average balance of interest bearing liabilities as well as changes in the mix of deposit funding.
Average non-interest bearing deposits were $448.8 million and $413.1 million for the three and six months ended June 30, 2017, compared to $361.2 million and $335.3 million for the same periods 2016. The increase in the average non-interest-bearing deposits in 2017 from the same periods in 2016 is the result of organic growth.
A significant component of the Bank’s deposit portfolio is related to title companies, predominantly held in non-interest bearing transaction accounts. Balances with these relationships tends to fluctuate on a seasonal cycle with lows in the 1st and 4th quarters, and highs in the 2nd and 3rd quarters. For the six months ended June 30, 2017, title company balances were $306.7 million compared to $168.1 million for the prior year.

Table M15: Certificates of Deposit by Maturity
	As of June 30, 2017
	Under $100,000	$100,000 through $250,000	Over $250,000	Total
	($ in thousands)
Three months or less	$24,113	$56,610	$12,765	$93,488
Three through six months	9,419	45,279	50,854	105,552
Six through twelve months	33,891	79,030	62,960	175,881
Over twelve months	67,149	93,428	30,730	191,307
Total certificates of deposit	$134,572	$274,347	$157,309	$566,228

	As of December 31, 2016
	Under $100,000	$100,000 through $250,000	Over $250,000	Total
	($ in thousands)
Three months or less	$9,964	$73,655	$18,996	$102,615
Three through six months	14,234	45,200	34,114	93,548
Six through twelve months	19,449	79,979	55,261	154,689
Over twelve months	33,632	109,982	30,695	174,309
Total certificates of deposit	$77,279	$308,816	$139,066	$525,161

Other Borrowings
Other borrowings consist of customer repurchase agreements and overnight borrowings from correspondent banks. As of June 30, 2017 and 2016, the Company had seven million outstanding overnight borrowings from correspondent banks. Customer repurchase agreements are standard commercial bank transactions and involve a Bank customer rather than a wholesale bank or broker. This product is an accommodation to commercial customers and individuals that require safety for their funds beyond the FDIC deposit insurance limits. Management believes this product offers it a stable source of financing at a reasonable market rate of interest and is continuing the program. As of June 30, 2017, the Company had $8.3 million of customer repurchase agreements with an average rate of 0.05%, compared to $5.9 million at 0.05% as of December 31, 2016. As of June 30, 2017, the Company was in compliance with all debt agreements and/or debt covenants.
FHLB Advances
The FHLB is a significant source of funding for the Bank, which augments its funding portfolio with FHLB advances for both liquidity and interest rate management. Advances are secured by a lien on certain loans and securities of the Bank that are pledged from time to time.

Table M16: Composition of FHLB Advances
	June 30, 2017	December 31, 2016
	($ in thousands)
FHLB advances	$73,103	$232,097
Weighted average outstanding effective interest rate	1.98%	1.12%
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

Table M17: FHLB Advances Average Balances
	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	($ in thousands)
Average FHLB advances during the period	$128,519	$114,435	$174,646	$113,072
Average effective interest rate paid during the period	1.55%	1.54%	1.35%	1.57%
Maximum month-end balance outstanding	$103,186	$131,098	$229,515	$131,098
As of June 30, 2017, the Company was in compliance with all debt agreements and/or debt covenants.

Long-term Borrowings

Table M18: Long-term Borrowings Detail
	June 30, 2017	December 31, 2016
	($ in thousands)
Subordinated debt	$25,000	$25,000
Less: debt issuance costs	(335)	(385)
Trust preferred capital notes	10,310	10,310
Trust preferred capital notes purchase accounting mark	(2,218)	(2,287)
Long-term borrowings	$32,757	$32,638

On October 5, 2015, the Company issued $25.0 million in subordinated debt (the “Company Subordinated Debt”). The Company Subordinated Debt has a maturity of ten (10) years with a five year no-call provision, maturing in full on October 15, 2025, and carries a 6.00% fixed rate coupon, payable quarterly, subject to reset after five years at 3-month LIBOR plus 467 basis points. As of June 30, 2017, the entire amount of Company Subordinated Debt is considered Tier 2 Capital.
On June 30, 2003, Alliance invested $310.0 thousand as common equity into a wholly-owned Delaware statutory business trust (the “Trust”). Simultaneously, the Trust privately issued $10.0 million face amount of thirty-year floating rate trust preferred capital securities (the “Trust Preferred Capital Notes”) in a pooled trust preferred capital securities offering. The Trust used the offering proceeds, plus the equity, to purchase $10.3 million principal amount of Alliances’ floating rate junior subordinated debentures due 2033 (the “Subordinated Debentures”). The Trust Preferred Capital Notes are callable at any time without penalty. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate as of June 30, 2017, and December 31, 2016, was 4.40% and 4.11%, respectively. The Trust Preferred Capital Notes are guaranteed by the Company on a subordinated basis, and were recorded on the Company’s books at the time of the Alliance acquisition at a discounted amount of $7.5 million, which was the fair value of the instruments at the time of the acquisition. The $2.5 million discount is being expensed monthly over the life of the obligation.
Under the indenture governing the Trust Preferred Capital Notes, the Company has the right to defer payments of interest for up to twenty consecutive quarterly periods. The interest deferred under the indenture compounds quarterly at the interest rate then in effect. the Company is not currently deferring the interest payments.
Under current regulatory guidelines, the Trust Preferred Capital Notes may constitute no more than 25% of total Tier 1 Capital. Any amount not eligible to be counted as Tier 1 Capital is considered to be Tier 2 Capital. As of June 30, 2017, and December 31, 2016, the entire amount of Trust Preferred Capital Notes was considered Tier 1 Capital. As of June 30, 2017, the Company was in compliance with all debt agreements and/or debt covenants.

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
As of June 30, 2017 and December 31, 2016, the Bank had $117.9 million and $107.2 million, respectively, of capital in excess of the amount needed to meet the regulatory minimum Tier 1 leverage ratio required to be considered “well capitalized.”
Total shareholders’ equity increased $10.9 million, or 5.7%, from $192.7 million as of December 31, 2016, to $203.6 million as of June 30, 2017. The increase in total shareholders’ equity during that period is primarily attributable to net income of $9.8 million, stock option exercises of $1.7 million, less year to date cash dividends declared of $1.8 million, and $1.0 million of other comprehensive income as a result of the change in fair value of it available-for-sale investment portfolio.

Table M19: Consolidated Capital Categories and Ratio Components
	June 30, 2017	December 31, 2016
	($ in thousands)
Tier 1 Capital:
Common stock	$130	$128
Capital surplus	179,915	177,924
Accumulated earnings	25,140	17,187
Less: disallowed assets	(12,598)	(13,218)
Total Common Equity Tier 1 Capital	192,587	182,021

Add: Preferred Stock
Add: Trust preferred	8,092	8,023
Less: Additional tier 1 capital deductions	330	552
Total Tier 1 Capital	200,349	189,492

Tier 2 Capital:
Qualifying allowance for loan losses	14,378	13,891
Qualifying subordinated debt	25,000	25,000
Total Tier 2 Capital	39,378	38,891

Total risk-based capital	$239,727	$228,383
Risk weighted assets	$1,745,246	$1,632,651
Qualifying quarterly average assets	$2,018,121	$1,867,961

Table M20: Consolidated Capital Ratios and Regulatory Requirements Summary
	June 30, 2017	December 31, 2016	To Be Well Capitalized Under Prompt Corrective Action Provisions	For Minimum Capital Adequacy Requirements

Capital Ratios:
Total risk-based capital ratio	13.74%	13.99%	10.00%	8.00%
Tier 1 risk-based capital ratio	11.48%	11.61%	8.00%	6.00%
CET 1 risk-based capital ratio	11.03%	11.15%	6.50%	4.50%
Tier 1 leverage ratio	9.93%	10.14%	5.00%	4.00%

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

Table M21: Reconciliation of Tangible Common Equity to Tangible Assets Ratio (1)
	June 30, 2017	December 31, 2016	June 30, 2016
	($ in thousands)
Tangible Common Equity:
Common Stock Voting	$123	$109	$104
Common Stock Non-Voting	7	19	18
Additional paid-in capital - common	179,915	177,924	161,679
Accumulated earnings	25,140	17,187	24,594
Accumulated other comprehensive income/(loss)	(1,607)	(2,579)	1,905
Total Common Equity	203,578	192,660	188,300

Less Intangibles:
Goodwill	11,420	11,420	11,420
Identifiable intangibles	1,484	1,619	1,753
Total Intangibles	12,904	13,039	13,173

Tangible Common Equity	$190,674	$179,621	$175,127

Tangible Assets:
Total Assets	2,083,177	2,002,911	1,853,666

Less Intangibles:
Goodwill	11,420	11,420	11,420
Identifiable intangibles	1,484	1,619	1,753
Total Intangibles	12,904	13,039	13,173

Tangible Assets	$2,070,273	$1,989,872	$1,840,493

Tangible Common Equity to Tangible Assets (1)	9.21%	9.03%	9.52%
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
Cash and cash equivalents and investment securities available for sale comprised 16.3% of total assets as of June 30, 2017, compared to 18.9% as of December 31, 2016. Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary. The Bank maintains $127.0 million in unsecured lines of credit with a variety of correspondent banks. As of June 30, 2017, there were $7.0 million outstanding balances on these lines of credit. The Bank also maintains a secured line of credit with the FHLB up to 25% of total assets or $520.8 million as of June 30, 2017 based on available collateral. As of June 30, 2017, the Bank’s borrowing capacity was $513.5 million of which $73.1 million was outstanding. The Company maintains a $5.0 million unsecured line of credit with a correspondent bank.

Community banks may also acquire funding from brokers through a nationally recognized network of financial institutions. The Bank may utilize such funding when rates are more favorable than other comparable sources of funding. As of June 30, 2017, the Bank had $55.0 million in brokered funds.
As of June 30, 2017, loans held for investment, loans held for sale, and investments that mature within one year totaled $460.9 million or 22.1% of total assets.

Concentrations
Substantially all of the Company’s loans, commitments and standby letters of credit have been granted to customers located in the greater Washington, D.C. metropolitan area. The Company’s overall business includes a significant focus on commercial and residential real estate activities. As of June 30, 2017, commercial real estate loans were 53.2% of the total loan portfolio, construction and development loans were 17.4% of the total loan portfolio and residential real estate loans were 18.8% of the total loan portfolio.
The banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. As of June 30, 2017, the Bank’s total reported loans for construction, land development, and other land acquisitions represented 122.8% of total bank risk based capital, and its total commercial real estate loans, loans for construction, land development, and other land acquisitions represented 498.2% of total bank risk based capital.
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
The board of directors has established interest rate risk limits in its ALCO policy for static gap analysis and both NII and EVE. The Company engages an outside consulting firm to assist in modeling its short-term and long-term interest rate risk profile. On a periodic basis, management reports to ALCO and the board of directors on the Company’s interest rate risk profile and expectations of changes in the profiles based on certain interest rate shocks. The Company believes its strategies are prudent and is within its policy guidelines as of June 30, 2017.
The interest rate risk model results for June 30, 2017, and December 31, 2016, are shown in the table below based on an immediate shift in market interest rates and a static balance sheet. The percentage change indicates what the Company would expect NII and EVE to change over the next twelve months under various interest rate shock scenarios:

	Percentage Change in NII and EVE from Base Case
Interest	June 30, 2017		December 31, 2016
Rate Shocks	NII	EVE	NII	EVE
+400 bp	3.2%	(1.5)%	2.5%	(5.0)%
+300 bp	5.1%	2.4%	5.4%	0.0%
+200 bp	5.4%	4.5%	5.9%	3.0%
+100 bp	3.4%	3.6%	3.4%	2.7%
-100 bp	0.4%	(2.3)%	3.7%	(0.1)%
-200 bp	(0.7)%	(7.5)%	3.2%	(4.5)%

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

Item 4. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s periodic filings under the Exchange Act, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management on a timely basis to allow decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2017. Based on management’s assessment, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.
Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings
From time to time, the Company and its subsidiaries may become involved in various legal proceedings relating to claims arising in the normal course of its business. In the opinion of management as of the period ending June 30, 2017 there were no pending or threatened legal proceedings which would have a material adverse effect on the Company’s financial condition or results of operations.

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

2.5
Agreement and Plan of Merger, dated as of May 15, 2017, by and among Sandy Spring Bancorp, Inc., Touchdown Acquisition, Inc. and WashingtonFirst Bankshares, Inc. (incorporated by reference herein to Exhibit 2.1 to Form 8-K filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on May 18, 2017 (File No. 001-35768)).

10.23
Form of Voting Agreement by and between WashingtonFirst Bankshares, Inc. and directors of Sandy Spring Bancorp, Inc. (incorporated by reference herein to Exhibit 10.23 to Form 8-K filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on May 18, 2017 (File No. 001-35768)).

10.24
Form of Voting Agreement by and between Sandy Spring Bancorp, Inc. and directors of WashingtonFirst Bankshares, Inc. (incorporated by reference herein to Exhibit 10.24 to Form 8-K filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on May 18, 2017 (File No. 001-35768)).

10.25
Voting Agreement by and between Sandy Spring Bancorp, Inc. and Endicott Opportunity Partners III, L.P. (incorporated by reference herein to Exhibit 10.25 to Form 8-K filed with the Securities and Exchange Commission by WashingtonFirst Bankshares, Inc. on May 18, 2017 (FIle No. 001-35768)).

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

WASHINGTONFIRST BANKSHARES, INC.
(Registrant)

/s/ Shaza L. Andersen	August 9, 2017
By: Shaza L. Andersen	Date
President & Chief Executive Officer
(Principal Executive Officer)

/s/ Matthew R. Johnson	August 9, 2017
By: Matthew R. Johnson	Date
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)