Form 10-Q
period 2017-09-30
WashingtonFirst Bankshares, Inc.
filed 2017-11-08
CIK 1476264

As filed with the Securities and Exchange Commission on November 8, 2017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or

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
Yes    ☐        No    ☒

As of November 1, 2017, the registrant had outstanding 12,531,336 shares of voting common stock and 572,835 shares of non-voting common stock.

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

PART I

Item 1. Consolidated Financial Statements
WashingtonFirst Bankshares, Inc.
Consolidated Balance Sheets
(unaudited)

	September 30, 2017	December 31, 2016
	($ in thousands)
Assets:
Cash and cash equivalents:
Cash and due from bank balances	$3,426	$3,614
Federal funds sold	34,523	93,659
Interest bearing deposits	100	100
Cash and cash equivalents	38,049	97,373
Investment securities, available-for-sale, at fair value	296,827	280,204
Restricted stock, at cost	11,239	11,726
Loans held for sale, at lower of cost or fair value	27,890	32,109
Loans held for investment:
Loans held for investment, at amortized cost	1,635,645	1,534,543
Allowance for loan losses	(14,137)	(13,582)
Total loans held for investment, net of allowance	1,621,508	1,520,961
Premises and equipment, net	6,012	6,955
Goodwill	11,420	11,420
Identifiable intangibles	1,417	1,619
Deferred tax asset, net	8,097	8,944
Accrued interest receivable	6,224	5,243
Other real estate owned	636	1,428
Bank-owned life insurance	16,676	13,880
Other assets	9,481	11,049
Total Assets	$2,055,476	$2,002,911
Liabilities and Shareholders' Equity:
Liabilities:
Non-interest bearing deposits	$463,810	$381,887
Interest bearing deposits	1,229,480	1,140,854
Total deposits	1,693,290	1,522,741
Other borrowings	6,439	5,852
FHLB advances	97,856	232,097
Long-term borrowings	32,817	32,638
Accrued interest payable	1,832	947
Other liabilities	14,492	15,976
Total Liabilities	1,846,726	1,810,251
Commitments and contingent liabilities	—	—
Shareholders' Equity:
Common stock:
Common Stock Voting, $0.01 par value, 50,000,000 shares authorized, 12,519,656 and 10,987,652 shares issued and outstanding, respectively	124	109
Common Stock Non-Voting, $0.01 par value, 10,000,000 shares authorized; 572,835 and 1,908,733 shares issued and outstanding, respectively	6	19
Additional paid-in capital	180,257	177,924
Accumulated earnings	29,791	17,187
Accumulated other comprehensive loss	(1,428)	(2,579)
Total Shareholders' Equity	208,750	192,660
Total Liabilities and Shareholders' Equity	$2,055,476	$2,002,911

See accompanying notes to unaudited consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Income
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	($ in thousands)
Interest and dividend income:
Interest and fees on loans	$20,279	$17,703	$58,930	$50,930
Interest and dividends on investments:
Taxable	1,373	1,102	3,992	3,272
Tax-exempt	61	25	187	66
Dividends on other equity securities	173	56	530	208
Interest on Federal funds sold and other short-term investments	82	50	237	186
Total interest and dividend income	21,968	18,936	63,876	54,662
Interest expense:
Interest on deposits	3,078	2,232	8,397	6,427
Interest on borrowings	1,159	861	3,436	2,838
Total interest expense	4,237	3,093	11,833	9,265
Net interest income	17,731	15,843	52,043	45,397
Provision for loan losses	375	1,035	2,315	2,640
Net interest income after provision for loan losses	17,356	14,808	49,728	42,757
Non-interest income:
Service charges on deposit accounts	51	54	139	214
Earnings on bank-owned life insurance	105	90	297	270
Gain on sale of other real estate owned, net	—	11	—	11
Gain on sale of loans, net	3,772	6,327	11,022	14,356
Mortgage banking activities	825	1,215	2,694	3,772
Wealth management income	526	467	1,545	1,338
Gain on sale of available-for-sale investment securities, net	—	135	—	1,287
Gain on debt extinguishment	—	—	301	—
Other operating income	386	367	1,064	689
Total non-interest income	5,665	8,666	17,062	21,937
Non-interest expense:
Compensation and employee benefits	7,169	7,395	21,737	21,344
Mortgage commission	1,682	2,657	5,092	5,865
Premises and equipment	1,827	1,802	5,390	5,482
Data processing	1,084	1,058	3,254	3,183
Professional fees	337	377	802	1,046
Merger expenses	133	30	665	30
Mortgage loan processing expenses	265	444	782	994
Debt extinguishment	—	155	—	1,199
Other operating expenses	1,795	1,693	5,334	4,504
Total non-interest expense	14,292	15,611	43,056	43,647
Income before provision for income taxes	8,729	7,863	23,734	21,047
Provision for income taxes	3,162	2,922	8,394	7,784
Net income	$5,567	$4,941	$15,340	$13,263

Earnings per common share: (1)
Basic earnings per common share	$0.43	$0.38	$1.18	$1.03
Diluted earnings per common share	$0.41	$0.37	$1.15	$1.01
(1) Prior periods adjusted for 5% stock dividend issued in December 2016

See accompanying notes to unaudited consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	($ in thousands)
Net income	$5,567	$4,941	$15,340	$13,263
Other comprehensive income:
Unrealized gain (loss) on hedge:
Unrealized holding gain (loss)	—	—	—	—
Reclassification adjustment for realized gains	—	—	—	(66)
Tax effect	—	—	—	—
Unrealized gain on hedge, net of tax	—	—	—	(66)
Unrealized gain (loss) on securities available for sale:
Unrealized holding gain (loss) arising during the period	283	(1,073)	1,826	3,391
Reclassification adjustment for realized gains	—	(135)	—	(1,287)
Tax effect	(103)	443	(675)	(771)
Unrealized gain (loss) on securities available for sale, net of tax	180	(765)	1,151	1,333
Total other comprehensive income (loss)	180	(765)	1,151	1,267
Comprehensive income	$5,747	$4,176	$16,491	$14,530

 See accompanying notes to unaudited consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(unaudited)

	For the Nine Months Ended
	September 30, 2017		September 30, 2016
	Shares	Amount	Shares	Amount
	($ in thousands, except share data)
Common stock:
Balance, beginning of period	12,896,385	$128	12,195,823	$121
Exercise of stock options	158,599	2	61,722	1
Forfeiture of restricted stock award	(3,204)	—	(1,586)	—
Exercise of warrants	40,711	—	—	—
Issuance of common stock related to 1st Portfolio acquisition	—	—	(28)	—
Balance, end of period	13,092,491	130	12,255,931	122
Additional paid-in capital - common:
Balance, beginning of period		177,924		160,861
Exercise of stock options		1,836		644
Stock compensation expense		497		413
Balance, end of period		180,257		161,918
Accumulated earnings:
Balance, beginning of period		17,187		17,740
Net income		15,340		13,263
Cash dividends declared		(2,736)		(2,203)
Balance, end of period		29,791		28,800
Accumulated other comprehensive income/(loss):
Balance, beginning of period		(2,579)		(127)
Other comprehensive income		1,151		1,267
Balance, end of period		(1,428)		1,140
Total shareholders' equity		$208,750		$191,980

See accompanying notes to unaudited consolidated financial statements.

WashingtonFirst Bankshares, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 30, 2017	September 30, 2016
	($ in thousands)
Cash flows from operating activities:
Net income	$15,340	$13,263
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,367	1,478
Amortization of deferred loan origination fees and costs	(483)	(495)
Net amortization of purchase accounting marks	(257)	(2,934)
Write-down of other real estate owned	254	97
Gain on sale of investment securities available-for-sale	—	(1,287)
Gain on sale of other real estate owned	—	(11)
Loss on disposal of fixed assets	(12)	(40)
Provision for loan losses	2,315	2,640
Earnings on bank-owned life insurance	(297)	(270)
Deferred income taxes	(270)	—
Tax effect on stock options	441	—
Net amortization on investment securities available-for-sale	1,429	1,115
Stock based compensation	497	413
Gain on debt extinguishment	(301)	—
Gain on sale of loans	(11,022)	(14,356)
Originations of loans held-for-sale	(480,683)	(603,174)
Proceeds from sales of loans held-for-sale	498,455	589,953
Net change in:
Accrued interest receivable	(981)	96
Other assets	1,612	(5,127)
Accrued interest payable	885	478
Other liabilities	(1,539)	2,705
Net cash used in operating activities	26,750	(15,456)
Cash flows from investing activities:
Purchase of investment securities available-for-sale	(44,493)	(124,316)
Proceeds from repayment of investment securities available-for-sale	28,268	36,866
Proceeds from sale of investment securities available-for-sale	—	71,818
Net increase in loans held-for-investment	(104,347)	(125,061)
Proceeds from sale of real estate owned	538	201
Purchase of bank-owned life insurance	(2,500)	—
Net decrease in restricted stock	487	(891)
Purchases of premises and equipment, net	(325)	(1,299)
Net cash used in investing activities	(122,372)	(142,682)
Cash flows from financing activities:
Net increase in deposits	170,494	198,965
Proceeds from FHLB advances	62,500	93,000
Repayments of FHLB advances	(196,440)	(79,236)
Net increase/(decrease) in other borrowings	587	15,537
Proceeds from exercise of stock options	1,838	645
Cash dividends paid	(2,681)	(2,199)
Net cash provided by financing activities	36,298	226,712
Net (decrease) increase in cash and cash equivalents	(59,324)	68,574
Cash and cash equivalents at beginning of period	97,373	62,753
Cash and cash equivalents at end of period	$38,049	$131,327

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

Table 1: Certain Cash and Non-Cash Transactions
	For the Nine Months Ended
	September 30, 2017	September 30, 2016
	($ in thousands)
Cash paid during the period for:
Interest paid	$10,948	$8,787
Income taxes paid	5,043	5,728
Non-cash activity:
Loans converted into other real estate owned	—	2,256
Reclassifications from goodwill to other liabilities	—	(11)
Reclassifications from LHFS to LHFI	315	(1,224)

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

The Company and its subsidiaries are subject to U.S. federal income tax and state income tax in those jurisdictions where they operate. The Bank is not subject to state income tax in its primary place of business (Virginia), rather it is subject to Virgina franchise tax. The Company is generally no longer subject to examination by Federal or State taxing authorities for the years before 2013. As of September 30, 2017 and December 31, 2016 the Company did not have any unrecognized tax benefits. The Company does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other non-interest expense. As of September 30, 2017 and December 31, 2016, the Company does not have any amounts accrued for interest and/or penalties.
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

2. ACQUISITION ACTIVITIES

On May 15, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sandy Spring Bancorp, Inc. (“Sandy Spring”) and Touchdown Acquisition, Inc., a wholly owned subsidiary of Sandy Spring. Pursuant to the terms and subject to the conditions of the Merger Agreement, the Company will merge with and into Sandy Spring, with Sandy Spring as the surviving entity (the “Merger”). The closing of the Merger is subject to customary closing conditions, including receipt of all required regulatory approvals, which receipt is pending as of November 8, 2017.

On October 18, 2017, both the Company and Sandy Spring held a special meeting of shareholders, at which meetings both the Company’s and Sandy Spring’s shareholders approved the Merger.

The Merger is expected to close in the fourth quarter of 2017.

3. CASH AND CASH EQUIVALENTS
Federal Reserve regulations require banks to maintain reserve balances with the FRB based principally on the type and amount of their deposits. In addition to vault cash, the Bank maintains balances at the FRB to meet the reserve requirements as well as balances to partially compensate for services provided by the FRB. The Bank has an interest bearing account with the FHLB and maintains seven non-interest bearing accounts with domestic correspondent banks. In addition, the Bank has short term investments in the form of certificates of deposit with FDIC insured banks, classified as interest bearing balances. All balances are fully insured up to the applicable limits by the FDIC. Management regularly evaluates the credit risk associated with these balances and believes that the Company is not exposed to any significant credit risks on cash and cash equivalents. Those balances include usable vault cash and amounts on deposit with the FRB. The Bank had no compensating balance requirements or required cash reserves with correspondent banks as of September 30, 2017 and December 31, 2016. The Bank maintains interest bearing balances at other banks to help ensure sufficient liquidity and provide additional return compared to overnight Federal Funds.

4. INVESTMENT SECURITIES
The Bank maintains an investment securities portfolio to help ensure sufficient liquidity and provide additional return versus overnight Federal Funds and interest bearing balances. Securities that management has both the positive intent and ability to hold to maturity are classified as “held to maturity” and are recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of income taxes. As of September 30, 2017, and December 31, 2016, all investments were classified as available-for-sale. As of September 30, 2017, and December 31, 2016, the only material component of the balance in accumulated other comprehensive loss on the consolidated balance sheets is related to the unrealized gains/losses on available-for-sale investment securities.

Table 4.1: Available-for-Sale Investment Securities Summary
	As of September 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	($ in thousands)
U.S. Treasuries	$8,068	$10	$(7)	$8,071
U.S. Government agencies	101,083	76	(525)	100,634
Mortgage-backed securities	91,296	357	(564)	91,089
Collateralized mortgage obligations	73,637	35	(1,166)	72,506
Taxable state and municipal securities	10,380	47	(278)	10,149
Tax-exempt state and municipal securities	14,605	41	(268)	14,378
Total available-for-sale investment securities	$299,069	$566	$(2,808)	$296,827

	As of December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	($ in thousands)
U.S. Treasuries	$8,082	$17	$(21)	$8,078
U.S. Government agencies	99,153	135	(812)	98,476
Mortgage-backed securities	69,835	49	(933)	68,951
Collateralized mortgage obligations	80,306	29	(1,517)	78,818
Taxable state and municipal securities	11,690	18	(416)	11,292
Tax-exempt state and municipal securities	15,206	4	(621)	14,589
Total available-for-sale investment securities	$284,272	$252	$(4,320)	$280,204
The estimated fair value of securities pledged to secure public funds, securities sold under agreements to repurchase included in Other Borrowings, and for other purposes amounted to $173.8 million and $132.9 million as of September 30, 2017, and December 31, 2016, respectively.
The Bank did not recognize in earnings any other-than-temporary impairment losses on available-for-sale investment securities during the three and nine months ended September 30, 2017 and September 30, 2016. During the three and nine months ended September 30, 2017, the Bank received no proceeds from the sale of securities from its available-for-sale investment portfolio resulting in no gross realized gains and no gross realized losses, compared to proceeds of $23.4 million resulting in gross realized gains of $0.2 million and no gross realized losses during the three months ended September 30, 2016. During the nine months ended September 30, 2016, the Bank received proceeds of $71.8 million resulting in gross realized gains of $1.3 million and gross realized losses of $44.0 thousand.

Table 4.2: Continuous Gross Unrealized Losses by Length of Time
	As of September 30, 2017
	For less than 12 months		For more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	($ in thousands)
U.S. Treasuries	$3,545	$(7)	$—	$—
U.S. Government agencies	68,087	(431)	2,906	(94)
Mortgage-backed securities	48,342	(534)	1,194	(30)
Collateralized mortgage obligations	41,958	(667)	25,321	(499)
Taxable state and municipal securities	710	(29)	5,988	(249)
Tax-exempt state and municipal securities	6,213	(123)	4,567	(145)
Total	$168,855	$(1,791)	$39,976	$(1,017)

	As of December 31, 2016
	For less than 12 months		For more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	($ in thousands)
U.S. Treasuries	$5,061	$(21)	$—	$—
U.S. Government agencies	60,279	(812)	—	—
Mortgage-backed securities	54,981	(871)	1,356	(62)
Collateralized mortgage obligations	69,497	(1,395)	3,754	(122)
Taxable state and municipal securities	7,995	(416)	—	—
Tax-exempt state and municipal securities	13,661	(621)	—	—
Total	$211,474	$(4,136)	$5,110	$(184)
As of September 30, 2017, there were $40.0 million, or thirty-one positions, of individual securities that had been in a continuous loss position for more than 12 months with a total unrealized loss of $1.0 million. As of December 31, 2016, there were $5.1 million, or four positions, of individual securities that had been in a continuous loss position for more than 12 months with a total unrealized loss of $184.0 thousand. Management has determined these securities are temporarily impaired at September 30, 2017 for the following reasons:
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

Table 4.3: Contractual Maturity of Available-For-Sale Securities
	As of September 30, 2017		As of December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in thousands)
Due within one year	$8,723	$8,736	$6,856	$6,876
Due after one year through five years	104,398	104,167	100,102	99,693
Due after five years through ten years	51,999	51,035	45,828	44,419
Due after ten years	133,949	132,889	131,486	129,216
Total	$299,069	$296,827	$284,272	$280,204
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

Table 5.1: Composition of Loans Held for Investment
	September 30, 2017	December 31, 2016
	($ in thousands)
Construction and development	$269,981	$288,193
Commercial real estate - owner occupied	259,963	231,414
Commercial real estate - non-owner occupied	603,147	557,846
Residential real estate	315,423	287,250
Real estate loans	1,448,514	1,364,703
Commercial and industrial	182,830	165,172
Consumer	4,301	4,668
Total loans held for investment	1,635,645	1,534,543
Less: allowance for loan losses	14,137	13,582
Total loans held for investment, net of allowance	$1,621,508	$1,520,961
Loans that are 90+ days past due and still accruing are only loans that are well secured and in the process of collection.

Table 5.2: Loans Held for Investment Aging Analysis
	As of September 30, 2017
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due (and accruing)	Non- Accrual	Total Past Due	Total Loans
	($ in thousands)
Construction and development	$269,981	$—	$—	$—	$—	$—	$269,981
Commercial real estate - owner occupied	257,556	—	—	—	2,407	2,407	259,963
Commercial real estate - non-owner occupied	588,042	—	—	12,611	2,494	15,105	603,147
Residential real estate	312,633	1,352	18	—	1,420	2,790	315,423
Commercial and industrial	179,180	28	—	65	3,557	3,650	182,830
Consumer	4,301	—	—	—	—	—	4,301
Balance at end of period	$1,611,693	$1,380	$18	$12,676	$9,878	$23,952	$1,635,645

	As of December 31, 2016
	Current Loans (1)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due (and accruing)	Non- Accrual	Total Past Due	Total Loans
	($ in thousands)
Construction and development	$288,035	$158	$—	$—	$—	$158	$288,193
Commercial real estate - owner occupied	226,735	1,837	277	—	2,565	4,679	231,414
Commercial real estate - non-owner occupied	555,657	2,189	—	—	—	2,189	557,846
Residential real estate	285,035	630	—	—	1,585	2,215	287,250
Commercial and industrial	162,904	685	—	—	1,583	2,268	165,172
Consumer	4,653	—	—	2	13	15	4,668
Balance at end of period	$1,523,019	$5,499	$277	$2	$5,746	$11,524	$1,534,543
(1) Loans 1-29 days past due are included in the balance of current loans.
As of September 30, 2017, $895.9 million of loans were pledged as collateral for FHLB advances, compared to $732.7 million as of December 31, 2016. Loans pledged include qualifying home equity lines of credit, commercial real estate loans, multifamily real estate loans, and residential real estate secured loans. As of September 30, 2017, and December 31, 2016, there were $1.3 million and $1.5 million of net unamortized deferred fees, respectively.
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

Table 5.3: Risk Categories of Loans Held for Investment
	As of September 30, 2017
Internal risk rating grades	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Total
Risk rating number	1 to 5	6	7	8	9
	($ in thousands)
Construction and development	$268,799	$1,182	$—	$—	$—	$269,981
Commercial real estate - owner occupied	243,637	13,847	—	2,479	—	259,963
Commercial real estate - non-owner occupied	584,785	3,257	2,098	13,007	—	603,147
Residential real estate	307,656	5,728	364	1,669	6	315,423
Commercial and industrial	173,595	4,643	942	3,650	—	182,830
Consumer	4,301	—	—	—	—	4,301
Balance at end of period	$1,582,773	$28,657	$3,404	$20,805	$6	$1,635,645

	As of December 31, 2016
Internal risk rating grades	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Total
Risk rating number	1 to 5	6	7	8	9
	($ in thousands)
Construction and development	$286,959	$1,234	$—	$—	$—	$288,193
Commercial real estate - owner occupied	222,683	5,401	—	3,330	—	231,414
Commercial real estate - non-owner occupied	551,996	3,331	2,519	—	—	557,846
Residential real estate	279,953	4,737	849	1,660	51	287,250
Commercial and industrial	157,076	5,547	743	1,640	166	165,172
Consumer	4,653	2	—	13	—	4,668
Balance at end of period	$1,503,320	$20,252	$4,111	$6,643	$217	$1,534,543
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

Table 5.4: Non-Accrual Loans
	September 30, 2017	December 31, 2016
	($ in thousands)
Construction and development	$—	$—
Commercial real estate - owner occupied	2,407	2,565
Commercial real estate - non-owner occupied	2,494	—
Residential real estate	1,420	1,585
Commercial and industrial	3,557	1,583
Consumer	—	13
Total non-accrual loans	$9,878	$5,746
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

Table 5.5: Changes in Troubled Debt Restructurings
	Construction and Development	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential Real Estate	Commercial and Industrial	Consumer	Total
	September 30, 2017
	($ in thousands)
For the Three Months Ended:
Beginning Balance	$—	$—	$—	$1,040	$287	$—	$1,327
New TDRs	—	—	—	—	—	—	—
Increases to existing TDRs	—	—	—	13	—	—	13
Charge-offs post modification	—	—	—	—	—	—	—
Sales, principal payments, or other decreases	—	—	—	(18)	(2)	—	(20)
Ending Balance	$—	$—	$—	$1,035	$285	$—	$1,320

For the Nine Months Ended:
Beginning Balance	$—	$—	$—	$1,073	$456	$—	$1,529
New TDRs	—	—	—	70	—	—	70
Increases to existing TDRs	—	—	—	14	—	—	14
Charge-offs post modification	—	—	—	—	(165)	—	(165)
Sales, principal payments, or other decreases	—	—	—	(122)	(6)	—	(128)
Ending Balance	$—	$—	$—	$1,035	$285	$—	$1,320

	Construction and Development	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential Real Estate	Commercial and Industrial	Consumer	Total
	September 30, 2016
	($ in thousands)
For the Three Months Ended:
Beginning Balance	$—	$—	$—	$2,866	$397	$353	$3,616
New TDRs	—	—	742	—	—	—	742
Increases to existing TDRs	—	—	—	2	—	—	2
Charge-offs post modification	—	—	—	—	—	—	—
Sales, principal payments, or other decreases	—	—	(742)	(14)	(66)	(4)	(826)
Ending Balance	$—	$—	$—	$2,854	$331	$349	$3,534

For the Nine Months Ended:
Beginning Balance	29	—	2,029	1,967	1,949	353	6,327
New TDRs	—	—	742	1,788	28	—	2,558
Increases to existing TDRs	—	—	—	6	—	—	6
Charge-offs post modification	(29)	—	(544)	(11)	(576)	—	(1,160)
Sales, principal payments, or other decreases	—	—	(2,227)	(896)	(1,070)	(4)	(4,197)
Ending Balance	$—	$—	$—	$2,854	$331	$349	$3,534

Table 5.6: New Troubled Debt Restructurings Details
	For the Nine Months Ended
	September 30, 2017			September 30, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	($ in thousands)
Construction and development	—	$—	$—	—	$—	$—
Commercial real estate - owner occupied	—	—	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	1	742	742
Residential real estate	1	84	70	1	1,788	1,788
Commercial and industrial	—	—	—	1	28	28
Consumer	—	—	—	—	—	—
Total loans	1	$84	$70	3	$2,558	$2,558
TDRs are reported as impaired loans in the calendar year of their restructuring and are evaluated to determine whether they should be placed on non-accrual status. In subsequent years, a TDR may be returned to accrual status if the borrower satisfies a minimum six-month performance requirement; however, it will remain classified as impaired.

Table 5.7: Troubled Debt Restructurings with Modification and Default Date within 12 Months of Restructure
	As of September 30,
	2017			2016
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	($ in thousands)
Construction and development	—	$—	$—	1	$184	$29
Commercial real estate - owner occupied	—	—	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	2	2,071	2,029
Residential real estate	1	98	83	1	168	144
Commercial and industrial	—	—	—	1	931	931
Consumer	—	—	—	1	352	349
Total loans	1	$98	$83	6	$3,706	$3,482
The following is an analysis of new loans modified in a troubled debt restructuring by type of concession for the three and nine months ended September 30, 2017, and 2016. There were no modifications that involved forgiveness of debt.

Table 5.8: Troubled Debt Restructuring by Type of Concession
	TDRs Entered into During the Three Months Ended September 30,
	2017		2016
	Number of Loans	Post-Modification Outstanding Recorded Balance	Number of Loans	Post-Modification Outstanding Recorded Balance
	($ in thousands)
Extended under forbearance	—	$—	1	$742
Interest rate modification	—	—	—	—
Maturity or payment extension	—	—	—	—
Total loans	—	$—	1	$742

	TDRs Entered into During the Nine Months Ended September 30,
	2017		2016
	Number of Loans	Post-Modification Outstanding Recorded Balance	Number of Loans	Post-Modification Outstanding Recorded Balance
	($ in thousands)
Extended under forbearance	—	$—	3	$2,558
Interest rate modification	1	70	—	—
Maturity or payment extension	—	—	—	—
Total loans	1	$70	3	$2,558
The outstanding balances in Table 5.1 include acquired impaired loans with a recorded investment of $2.4 million or 0.1% of total loans as of September 30, 2017, compared to $2.7 million or 0.2% of total loans as of December 31, 2016. The contractual principal of these acquired loans was $2.6 million as of September 30, 2017 compared to $2.9 million as of December 31, 2016. For these loans, the allowance for loan losses decreased by $5.7 thousand and $45.6 thousand during the three and nine months ended September 30, 2017 and $1.0 thousand and $199.5 thousand during the three and nine months ended September 30, 2016, respectively. The balances do not include future accretable net interest on the acquired impaired loans.

Table 5.9: Accretable Yield of Purchased Credit Impaired Loans
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	($ in thousands)
Accretable yield at beginning of period	$700	$1,168	$844	$1,208
Accretion (including cash recoveries)	(47)	(43)	(156)	(175)
Net reclassifications to accretable from non-accretable	(12)	(235)	(27)	10
Disposals (including maturities, foreclosures, and charge-offs)	—	—	(20)	(153)
Accretable yield at end of period	$641	$890	$641	$890

Table 5.10: Non-Performing Assets
	September 30, 2017	December 31, 2016
	($ in thousands)
Non-accrual loans	$9,878	$5,746
90+ days still accruing	12,676	2
Troubled debt restructurings still accruing	1,231	1,361
Other real estate owned	636	1,428
Total non-performing assets	$24,421	$8,537
If interest had been earned on the non-accrual loans, interest income on these loans would have been approximately $115.8 thousand and $281.5 thousand for the three and nine months ended September 30, 2017, and $109.3 thousand and $407.4 thousand for the same periods 2016. The Company has no remaining commitment to fund non-performing loans. As of September 30, 2017, the Company had approximately $249.0 thousand residential real estate loans in the process of foreclosure.

6. ALLOWANCE FOR LOAN LOSSES

Table 6.1: Changes in Allowance for Loan Losses
	September 30, 2017
	Construction and Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Residential Real Estate	Commercial and Industrial	Consumer	Total
	($ in thousands)
For the Three Months Ended:
Beginning Balance	$2,974	$2,483	$5,543	$1,773	$1,284	$17	$14,074
Provision for loan losses	(167)	(28)	(4)	66	513	(5)	375
Charge-offs	—	—	—	(79)	(246)	—	(325)
Recoveries	—	—	—	9	—	4	13
Ending Balance	$2,807	$2,455	$5,539	$1,769	$1,551	$16	$14,137

For the Nine Months Ended:
Beginning Balance	$2,954	$2,129	$4,834	$1,768	$1,869	$28	$13,582
Provision for loan losses	(140)	313	705	154	1,312	(29)	2,315
Charge-offs	(13)	—	—	(249)	(1,711)	(15)	(1,988)
Recoveries	6	13	—	96	81	32	228
Ending Balance	$2,807	$2,455	$5,539	$1,769	$1,551	$16	$14,137

	September 30, 2016
	Construction and Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Residential Real Estate	Commercial and Industrial	Consumer	Total
	($ in thousands)
For the Three Months Ended:
Beginning Balance	$2,573	$2,533	$3,858	$1,552	$1,818	$261	$12,595
Provision for loan losses	94	(4)	385	117	328	115	1,035
Charge-offs	—	—	(90)	—	(612)	—	(702)
Recoveries	—	10	—	16	5	1	32
Ending Balance	$2,667	$2,539	$4,153	$1,685	$1,539	$377	$12,960

For the Nine Months Ended:
Beginning Balance	$2,321	$2,576	$3,549	$1,532	$2,172	$139	$12,289
Provision for loan losses	375	(13)	1,240	152	650	236	2,640
Charge-offs	(31)	(34)	(636)	(48)	(1,302)	(1)	(2,052)
Recoveries	2	10	—	49	19	3	83
Ending Balance	$2,667	$2,539	$4,153	$1,685	$1,539	$377	$12,960

Table 6.2: Loans Held for Investment and Related Allowance for Loan Losses by Impairment Method and Loan Class
	As of September 30, 2017
	Construction and Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Residential Real Estate	Commercial and Industrial	Consumer	Total
	($ in thousands)
Ending Balance:
Evaluated collectively for impairment	$269,981	$256,846	$588,042	$311,515	$178,923	$4,301	$1,609,608
Evaluated individually for impairment	—	3,117	15,105	3,908	3,907	—	26,037
	$269,981	$259,963	$603,147	$315,423	$182,830	$4,301	$1,635,645

Allowance for Losses:
Evaluated collectively for impairment	$2,807	$2,452	$5,539	$1,609	$1,054	$16	$13,477
Evaluated individually for impairment	—	3	—	160	497	—	660
	$2,807	$2,455	$5,539	$1,769	$1,551	$16	$14,137

	December 31, 2016
	Construction and Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Residential Real Estate	Commercial and Industrial	Consumer	Total
	($ in thousands)
Ending Balance:
Evaluated collectively for impairment	$288,193	$228,131	$557,846	$283,013	$163,157	$4,653	$1,524,993
Evaluated individually for impairment	—	3,283	—	4,237	2,015	15	9,550
	$288,193	$231,414	$557,846	$287,250	$165,172	$4,668	$1,534,543

Allowance for Losses:
Evaluated collectively for impairment	$2,954	$2,000	$4,834	$1,533	$952	$15	$12,288
Evaluated individually for impairment	—	129	—	235	917	13	1,294
	$2,954	$2,129	$4,834	$1,768	$1,869	$28	$13,582

Table 6.3: Specific Allocation for Impaired Loans
	September 30, 2017			December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
	($ in thousands)
With no related allowance:
Construction and development	$—	$—	$—	$—	$—	$—
Commercial real estate - owner occupied	2,522	2,407	—	3,239	3,154	—
Commercial real estate - non-owner occupied	17,456	15,105	—	—	—	—
Residential real estate	1,822	1,609	—	1,972	1,845	—
Commercial and industrial	2,888	2,857	—	213	204	—
Consumer	—	—	—	—	—	—
Total with no related allowance	24,688	21,978	—	5,424	5,203	—
With an allowance recorded:
Construction and development	—	—	—	—	—	—
Commercial real estate - owner occupied	710	710	3	130	129	129
Commercial real estate - non-owner occupied	—	—	—	—	—	—
Residential real estate	2,324	2,299	160	2,409	2,392	235
Commercial and industrial	2,335	1,050	497	2,140	1,811	917
Consumer	—	—	—	16	15	13
Total with an allowance recorded	5,369	4,059	660	4,695	4,347	1,294
Total impaired loans	$30,057	$26,037	$660	$10,119	$9,550	$1,294

Table 6.4: Average Impaired Loan Balance
	For the Three Months Ended
	September 30, 2017		September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	($ in thousands)
With no related allowance:
Construction and development	$—	$—	$—	$—
Commercial real estate- owner occupied	2,425	—	87	—
Commercial real estate- non-owner occupied	11,712	112	1,018	—
Residential real estate	1,427	2	2,833	28
Commercial and industrial	3,044	2	1,484	1
Consumer	—	—	—	—
Total with no related allowance	18,608	116	5,422	29
With an allowance recorded:
Construction and development	—	—	92	—
Commercial real estate- owner occupied	712	20	2,462	—
Commercial real estate- non-owner occupied	1,048	21	—	—
Residential real estate	2,312	29	1,629	10
Commercial and industrial	688	1	1,925	1
Consumer	—	—	364	—
Total with an allowance recorded	4,760	71	6,472	11
Total average impaired loans	$23,368	$187	$11,894	$40

	For the Nine Months Ended
	September 30, 2017		September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	($ in thousands)
With no related allowance:
Construction and development	$4	$—	$30	$—
Commercial real estate - owner occupied	2,445	—	931	—
Commercial real estate - non-owner occupied	5,729	186	3,047	—
Residential real estate	1,572	7	3,817	87
Commercial and industrial	1,520	5	4,107	11
Consumer	7	—	—	—
Total with no related allowance	11,277	198	11,932	98
With an allowance recorded:
Construction and development	$—	$—	$92	$—
Commercial real estate - owner occupied	713	59	2,476	—
Commercial real estate - non-owner occupied	633	31	—	—
Residential real estate	2,345	88	2,094	42
Commercial and industrial	1,178	4	2,024	4
Consumer	—	—	365	—
Total with an allowance recorded	4,869	182	7,051	46
Total average impaired loans	$16,146	$380	$18,983	$144

7. OTHER REAL ESTATE OWNED

Table 7.1: OREO Activity
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	($ in thousands)
Balance at beginning of period	$725	$2,159	$1,428	$—
Properties acquired at foreclosure	—	—	—	2,256
Sales of foreclosed properties	—	(190)	(538)	(190)
Write-downs	(89)	—	(254)	(97)
Balance at end of period	$636	$1,969	$636	$1,969

Table 7.2: OREO Expense
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	($ in thousands)
Write-downs	$89	$—	$254	$97
Operating expenses	26	48	183	67
Rental income	(12)	(29)	(22)	(31)
Net OREO expense	$103	$19	$415	$133

8. GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
As of September 30, 2017, the Company has $11.4 million in goodwill and $1.4 million in net identifiable intangible assets. The Company recognized $5.2 million of goodwill as part of the 1st Portfolio Acquisition in 2015. The remaining $6.2 million of goodwill on the consolidated balance sheets as of September 30, 2017 and December 31, 2016, arose from multiple community bank acquisition activities in prior years.
Identifiable intangible assets include core deposit intangibles and client list intangibles. Core deposit intangibles arise when an acquired bank or branch has a stable deposit base comprised of funds associated with long-term customer relationships. The intangible asset value derives from customer relationships that provide a low-cost source of funding. In connection with the Alliance Transaction in 2012, the Company recorded a $400.0 thousand core deposit intangible. In connection with the Millennium Transaction in 2014, the Company recorded a $470.0 thousand core deposit intangible. Core deposit intangibles are being amortized straight-line over a five year or eight year period, depending on the nature of the deposits underlying the intangible. In connection with the 1st Portfolio Acquisition in 2015, the Company recognized a $1.4 million client list intangible asset which is being amortized straight line over a 15 year term. See Note 3 Acquisition Activities of the 2016 10-K for further details on the 1st Portfolio Acquisition.
There was no impairment of goodwill or identifiable intangible assets during the periods ended September 30, 2017, or September 30, 2016.

Table 8: Goodwill and Identifiable Intangibles
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	($ in thousands)
Goodwill:
Balance, beginning of period	$11,420	$11,420	$11,420	$11,431
Goodwill additions/(reductions)	—	—	—	(11)
Balance, end of period	11,420	11,420	11,420	11,420

Identifiable intangibles:
Core deposit intangible balance, beginning of period	222	395	309	481
Addition of core deposit intangibles	—	—	—	—
Amortization of core deposit intangibles	(43)	(43)	(130)	(129)
Core deposit intangible balance, net, end of period	179	352	179	352

Client list intangible balance, beginning of period	1,262	1,358	1,310	1,407
Addition of client list intangibles	—	—	—	—
Amortization of client list intangibles	(24)	(24)	(72)	(73)
Client list intangible balance, net, end of period	1,238	1,334	1,238	1,334
Total intangibles, net	$12,837	$13,106	$12,837	$13,106

9. DEPOSITS

Table 9.1: Composition of Deposits
	September 30, 2017	December 31, 2016
	($ in thousands)
Demand deposit accounts	$463,810	$381,887
NOW accounts	153,592	134,938
Money market accounts	284,787	270,794
Savings accounts	201,387	209,961
Time deposits under $100,000	133,575	77,279
Time deposits $100,000 through $250,000	273,625	308,816
Time deposits over $250,000	182,514	139,066
Total deposits	$1,693,290	$1,522,741

Time deposits include CDARS balances. CDARS deposits are customer deposits that are placed in the CDARS network to maximize the FDIC insurance coverage for clients. CDARS balances were $34.3 million and $57.8 million as of September 30, 2017 and December 31, 2016, respectively. The Bank had $55.0 million in brokered deposits as of September 30, 2017, and no brokered deposits December 31, 2016. As of September 30, 2017 and December 31, 2016, approximately $590.3 million and $515.5 million, respectively, in deposits were in excess of FDIC insurance limits.

Table 9.2: Scheduled Maturities of Time Deposits
	September 30, 2017	December 31, 2016
	($ in thousands)
Within 1 Year	$419,695	$350,854
1 - 2 years	88,829	111,315
2 - 3 years	26,558	36,187
3 - 4 years	14,527	19,570
4 - 5 years	24,856	6,981
5+ years	15,249	254
Total	$589,714	$525,161

10. OTHER BORROWINGS
Other borrowings consist of $6.2 million and $5.9 million of customer repurchase agreements as of September 30, 2017 and December 31, 2016, respectively. Customer repurchase agreements are overnight and continuous standard commercial banking transactions that involve a Bank customer instead of a wholesale bank or broker. The average rate of these repurchase agreements was 0.05% as of both September 30, 2017, and December 31, 2016. As of September 30, 2017, these repurchase agreements were secured by $3.1 million of collateralized mortgage obligations and $3.1 million of mortgage-backed securities, compared to $3.7 million and $2.1 million, respectively, as of December 31, 2016. In addition, the Bank maintains $127.0 million in unsecured lines of credit with a variety of correspondent banks. As of September 30, 2017, there were $0.3 million outstanding balances on these lines of credit. The parent company also maintains a $5.0 million unsecured line of credit with a correspondent bank.

11. FEDERAL HOME LOAN BANK ADVANCES
As a member of the FHLB, the Bank has access to numerous borrowing programs with total credit availability established at 25% of total quarter-end assets. FHLB advances are fully collateralized by pledges of certain qualifying real estate secured loans (see Note 3 - Cash and Cash Equivalents). The Bank also maintains a secured line of credit with the FHLB up to 25% of total assets or $513.9 million as of September 30, 2017 based on available collateral. As of September 30, 2017, the Bank’s borrowing capacity was $519.6 million of which $97.9 million was outstanding.

Table 11.1: Composition of FHLB Advances
	September 30, 2017	December 31, 2016
	($ in thousands)
FHLB advances	$97,856	$232,097
Weighted average outstanding effective interest rate	1.79%	1.12%
On March 30, 2017, the Bank prepaid two long-term FHLB advances. The $10.0 million and $15.0 million advances had coupon rates of 2.12% and 2.28% with final maturity dates of November 16, 2022, and December 9, 2022, respectively. The gains recognized from prepaying these debt instruments were $151.6 thousand and $150.5 thousand, respectively.
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

Table 11.2: FHLB Advances Average Balances
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	($ in thousands)
Average FHLB advances during the period	$145,639	$85,407	$164,870	$103,783
Average effective interest rate paid during the period	1.62%	1.46%	1.43%	1.54%
Maximum month-end balance outstanding	$97,938	$121,343	$229,515	$131,098

Table 11.3: Contractual Maturities of FHLB Advances
	September 30, 2017	December 31, 2016
	($ in thousands)
Within one year	$47,500	$156,000
1 - 2 years	7,873	7,500
2 - 3 years	16,684	9,906
3 - 4 years	6,278	15,000
4 - 5 years	4,521	6,556
5+ years	15,000	37,135
Total FHLB advances	$97,856	$232,097

12. LONG-TERM BORROWINGS

Table 12: Long-term Borrowings Detail
	September 30, 2017	December 31, 2016
	($ in thousands)
Subordinated debt	$25,000	$25,000
Less: debt issuance costs	(310)	(385)
Trust preferred capital notes	10,310	10,310
Trust preferred capital notes purchase accounting mark	(2,183)	(2,287)
Long-term borrowings	$32,817	$32,638
Under current regulatory guidelines, the Subordinated Debt may constitute no more than 25% of total Tier 1 Capital. Any amount not eligible to be counted as Tier 1 Capital is considered to be Tier 2 Capital. As of September 30, 2017 and December 31, 2016, the entire amount of Subordinated Debt was considered Tier 2 Capital.
On June 30, 2003, Alliance invested $310.0 thousand as common equity into a wholly-owned Delaware statutory business trust (the “Trust”). Simultaneously, the Trust privately issued $10.0 million face amount of thirty-year floating rate trust preferred capital securities (the “Trust Preferred Capital Notes”) in a pooled trust preferred capital securities offering. The Trust used the offering proceeds, plus the equity, to purchase $10.3 million principal amount of Alliance’s floating rate junior subordinated debentures due 2033 (the “Subordinated Debentures”). Both the Trust Preferred Capital Notes and the Subordinated Debentures are callable at any time, without penalty. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rates as of September 30, 2017 and December 31, 2016 were 4.47% and 4.11%, respectively. The Trust Preferred Capital Notes are guaranteed by the Company on a subordinated basis, and were recorded on the Company’s consolidated balance sheet at the time of the Alliance acquisition at a discounted amount of $7.5 million, which was the fair value of the instruments at the time of the acquisition. The $2.5 million discount is being expensed monthly over the life of the obligation. Under the indenture governing the Trust Preferred Capital Notes, the Company has the right to defer payments of interest for up to twenty consecutive quarterly periods. As of September 30, 2017, the Company was current on all interest payments.
Under current regulatory guidelines, the Trust Preferred Capital Notes may constitute no more than 25% of total Tier 1 Capital. Any amount not eligible to be counted as Tier 1 Capital is considered to be Tier 2 Capital.

13. SHAREHOLDERS’ EQUITY

On May 3, 2017, 63,690 warrants for shares of common stock with an exercise price equal to $9.81 were exercised in a net transaction in which shares were surrendered to pay for the exercise cost. The transaction resulted in 40,711 shares being issued to the holder of the warrants. As of September 30, 2017, there were no warrants outstanding.
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
As of September 30, 2017, the Bank has $10.2 million in fixed rate commitments and $310.4 million in variable rate commitments.

Table 14: Outstanding Commitments to Extend Credit
	September 30, 2017	December 31, 2016
	($ in thousands)
Unused lines of credit as of period ended:
Loans held for sale	$4,826	$2,746
Commercial	75,443	197,750
Commercial real estate	187,660	158,972
Residential real estate	1,087	727
Home equity	49,848	45,782
Personal lines of credit	1,803	1,940
Total outstanding commitments to extend credit	$320,667	$407,917
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
Investment in Affordable Housing Project
The Bank has committed $1.0 million to VCDC, a non-profit organization that seeks to gather capital from investors to build and operate low income housing programs. The Bank’s commitment is split evenly between two funds: the Housing Equity Fund of Virginia XVII, LLC (“Fund XVII”) and the Housing Equity Fund of Virginia XVIII, LLC (“Fund XVIII”). The expected return on these two funds is in the form of tax credits and tax deductions from operating losses. The principal risk associated with such an investment results from potential noncompliance with the conditions in the tax law to qualify for the tax benefits, which could result in recapture of the tax benefits. As of September 30, 2017, the Bank had disbursed $490.5 thousand and $453.0 thousand to Fund XVII and Fund XVIII, respectively, as a result of investor capital calls. The Bank expects to make additional capital investments of $9.5 thousand by the end of 2017 for Fund XVII and additional capital investments of $47.0 thousand by the end of 2018 for Fund XVIII. The Bank accounts for the capital already disbursed in Other Assets on the consolidated balance sheet, and records related income using the effective interest method.
Representations and Warranties for Mortgage Loans Sold
The Mortgage Company maintains a reserve for the potential repurchase of residential mortgage loans, which amounted to $332.9 thousand as of September 30, 2017, and $308.8 thousand as of December 31, 2016. These amounts are included in other liabilities in the accompanying Consolidated Balance Sheets. Changes in the balance of the reserve are a component of other expenses in the accompanying Consolidated Statements of Operations. The reserve is available to absorb losses on the repurchase of loans sold related to document and other fraud, early payment default and early payoff. Through September 30, 2017, no reserve charges have occurred related to fraud.
Other Contractual Arrangements
The Bank is party to a contract dated October 7, 2010, with Fiserv, for core data processing and item processing services integral to the operations of the Bank. Under the terms of the agreement, the Bank may cancel the agreement subject to a substantial cancellation penalty based on the current monthly billing and remaining term of the contract. The initial term of services provided shall end seven years following the date services are first used. Services were first provided beginning May 16, 2011 and will expire on May 15, 2018. The Bank expects to pay Fiserv approximately $0.5 million over the remaining life of the contract.
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
Since the derivative instruments are not designated as hedging instruments, the fair value of the derivatives are recorded by the Mortgage Company as a freestanding asset or liability with the change in value being recognized in current net income during the period of change. As of September 30, 2017 and December 31, 2016, the Mortgage Company had open forward contracts with a notional value of $36.0 million and $36.5 million, respectively. The open forward delivery contracts are composed of forward sales of MBS. The fair value of these open forward contracts was an asset of $58.9 thousand and an asset of $17.1 thousand as of September 30, 2017 and December 31, 2016, respectively. Certain additional risks arise from these forward delivery contracts in that the counterparties to the contracts may not be able to meet the terms of the contracts. The Mortgage Company does not expect any counterparty to fail to meet its obligation. Additional risks inherent in mandatory delivery programs include the risk that if the Mortgage Company does not close the loans subject to interest rate risk lock commitments, they will be obligated to deliver MBS to the counterparty under the forward sales agreement. Should this be required, the Mortgage Company could incur significant costs in acquiring replacement loans or MBS and such costs could have an adverse effect on mortgage banking operations in future periods.
IRLCs totaled $43.0 million and $29.6 million (notional amount) as of September 30, 2017 and December 31, 2016, respectively. Fair values of these best efforts commitments were $0.2 million and $0.2 million as of September 30, 2017 and December 31, 2016, respectively.
Loans Held for Sale Loss Contingencies
The Mortgage Company makes representations and warranties that loans sold to investors meet its program’s guidelines and that the information provided by the borrowers is accurate and complete. In the event of a default on a loan sold, the investor may make a claim for losses due to document deficiencies, program compliance, early payment default, and fraud or borrower misrepresentations. The Mortgage Company maintains a reserve in other liabilities for potential losses on mortgage loans sold. Management performs a quarterly analysis to determine the adequacy of the reserve. As of September 30, 2017, and December 31, 2016, the balance in this reserve totaled $0.3 million and $0.3 million, respectively.

15. RELATED PARTY TRANSACTIONS
The aggregate amount of loans outstanding to employees, officers, directors, and to companies in which the Company’s directors were principal owners, amounted to $23.0 million, or 1.4% of total loans, and $23.5 million, or 1.5% of total loans, as of September 30, 2017 and December 31, 2016, respectively. For the three and nine months ended September 30, 2017, principal advances to related parties totaled $0.8 million and $3.2 million, respectively and principal repayments and other reductions totaled $1.6 million and $3.7 million for the same periods.
Total deposit accounts with related parties totaled $29.0 million and $29.9 million as of September 30, 2017 and December 31, 2016, respectively.

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
As of September 30, 2017, management believes the Company and Bank satisfied all capital adequacy requirements to which it was subject to and that the Company and Bank were “well capitalized” under the regulatory framework for prompt corrective action. The capital buffer provisions as of September 30, 2017, are presented in the table below as well.

Table 16: Capital Amounts, Ratios and Regulatory Requirements Summary
	Actual		To Be Well Capitalized Under Prompt Corrective Action Provisions		For Minimum Capital Adequacy Purposes		For Minimum Capital Adequacy Purposes with Capital Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of September 30, 2017:
Total risk-based capital ratio
Consolidated	$244,927	14.20%	n/a	n/a	$137,941	>8.0%	$159,494	>9.250%
Bank	238,635	13.86%	$172,163	>10.0%	137,730	>8.0%	159,250	>9.250%
Tier 1 risk-based capital ratio
Consolidated	205,457	11.92%	n/a	n/a	103,456	>6.0%	125,009	>7.250%
Bank	224,165	13.02%	137,730	>8.0%	103,298	>6.0%	124,818	>7.250%
Common Equity Tier 1 risk-based capital ratio
Consolidated	197,662	11.46%	n/a	n/a	77,592	>4.5%	99,145	>5.750%
Bank	224,165	13.02%	111,906	>6.5%	77,473	>4.5%	98,994	>5.750%
Tier 1 leverage ratio
Consolidated	205,457	10.04%	n/a	n/a	81,847	>4.0%	n/a	n/a
Bank	224,165	10.96%	102,224	>5.0%	81,779	>4.0%	n/a	n/a

As of December 31, 2016:
Total risk-based capital ratio
Consolidated	$228,383	13.99%	n/a	n/a	$130,612	>8.0%	$140,816	>8.625%
Bank	214,512	13.15%	$163,182	>10.0%	130,545	>8.0%	140,744	>8.625%
Tier 1 risk-based capital ratio
Consolidated	189,492	11.61%	n/a	n/a	97,959	>6.0%	108,163	>6.625%
Bank	200,261	12.29%	130,545	>8.0%	97,909	>6.0%	108,108	>6.625%
Common Equity Tier 1 risk-based capital ratio
Consolidated	182,021	11.15%	n/a	n/a	73,469	>4.5%	83,673	>5.125%
Bank	200,621	12.29%	106,068	>6.5%	73,432	>4.5%	83,631	>5.125%
Tier 1 leverage ratio
Consolidated	189,492	10.14%	n/a	n/a	74,718	>4.0%	n/a	n/a
Bank	200,621	10.74%	93,373	>5.0%	74,699	>4.0%	n/a	n/a

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
For the nine months ended September 30, 2017, and September 30, 2016, the Company recognized $497.0 thousand and $413.1 thousand in expenses, respectively, related to these awards. The total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan as of both September 30, 2017 and September 30, 2016 was $1.7 million and $1.4 million, respectively. As of September 30, 2017, the cost is expected to be recognized over a weighted average period of 5.80 years.

Table 17.1: Stock Options
	For the Nine Months Ended September 30
	2017		2016 (1)
	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price
Outstanding, beginning of period	636,210	$12.71	663,648	$11.56
Options granted or exchanged	73,278	28.22	87,442	20.04
Exercised	(158,599)	11.85	(64,808)	10.87
Canceled or forfeited	(17,305)	18.36	(15,205)	14.47
Outstanding, end of period	533,584	$14.94	671,077	$12.66
Exercisable at end of period	327,775	$11.17	291,734	$11.62
(1) Adjusted for 5% stock dividend issued in December 2016

Table 17.2: Fair Value Assumptions for Stock Option Awards
	For the Nine Months Ended September 30
	2017	2016
Weighted-average risk-free interest rate	2.19%	1.46%
Expected dividend yield	0.99%	1.14%
Weighted-average expected volatility	46.81%	52.45%
Weighted-average expected life (in years)	7.3 years	7.0 years
Weighted-average fair value of each option granted	$13.04	$10.03

Table 17.3: Stock Options Outstanding
	As of September 30, 2017
	Outstanding		Exercisable
Range of Exercise Prices	Stock Options	Weighted-Average Remaining Contractual Life	Stock Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$8.00 - $9.99	189,611	4.6	189,611	4.6	$9.89
$10.00 - $10.99	56,294	5.1	40,042	4.9	10.07
$11.00 - $11.99	47,328	0.3	47,328	0.3	11.51
$13.00 - $13.99	6,084	2.0	4,563	1.9	13.80
$14.00 - $14.99	2,536	1.3	2,536	1.3	14.89
$15.00 - $15.99	70,759	6.9	28,581	6.3	15.20
$18.00 - $28.99	160,972	8.8	15,114	8.4	19.94
	533,584	5.8	327,775	4.3	$11.17
As of September 30, 2017, and September 30, 2016, the intrinsic value of stock options outstanding was $11.0 million and $7.2 million, respectively.

Table 17.4: Non-Vested Restricted Stock
	For the Nine Months Ended September 30
	2017		2016
	Non-vested Restricted Stock	Weighted-Average Grant Date Fair Value	Non-vested Restricted Stock	Weighted-Average Grant Date Fair Value
Outstanding, beginning of year	28,207	$13.42	44,496	$12.93
Granted	—	—	—	—
Canceled	(57)	11.00	(1,203)	13.47
Vested and issued	(11,487)	12.59	(15,086)	11.98
Outstanding, end of period	16,663	$14.00	28,207	$13.42

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

Table 18: Basic and Dilutive Earnings Per Share
	For the Three Months Ended,		For the Nine Months Ended,
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	($ in thousands, except for per share amounts)
Net income available to common shareholders	$5,567	$4,941	$15,340	$13,263

Weighted average number of shares outstanding (2)	13,082,620	12,865,698	13,037,880	12,846,167
Effect of dilutive shares (1) (2)	242,542	243,555	294,265	232,597
Diluted weighted average number of shares outstanding (2)	13,325,162	13,109,253	13,332,145	13,078,764

Basic earnings per share (2)	$0.43	$0.38	$1.18	$1.03
Diluted earnings per share (2)	$0.41	$0.37	$1.15	$1.01
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
Net transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period. There were no transfers within the fair value hierarchy for fair value measurements of the Company's investment securities during the nine months ended September 30, 2017 or 2016.
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
Fair Value Classification and Transfers
Fair values estimated by management in the absence of readily determinable fair values are classified as Level 3. As of September 30, 2017, the Company's Level 3 assets and liabilities recorded were $4.3 million or approximately 0.2% of total assets and 1.4% of financial instruments measured at fair value. As of December 31, 2016, Level 3 assets and liabilities were at $4.9 million or approximately 0.2% of total assets and 1.7% of financial instruments measured at fair value.
The following tables present information about the Company's assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2017 and December 31, 2016, respectively, and indicate the fair value hierarchy of the valuation techniques used by the Company to determine such fair value:

Table 19.1: Summary of Assets and Liabilities Measured at Fair Value
	As of September 30, 2017
	Level 1	Level 2	Level 3	Total
	($ in thousands)
Recurring:
Assets:
U.S. Treasuries	$8,071	$—	$—	$8,071
U.S. Government agencies	—	100,634	—	100,634
Mortgage-backed securities	—	91,089	—	91,089
Collateralized mortgage obligations	—	72,506	—	72,506
Taxable state and municipal securities	—	10,149	—	10,149
Tax-exempt state and municipal securities	—	14,378	—	14,378
Financial derivatives	—	—	299	299
Total recurring assets at fair value	$8,071	$288,756	$299	$297,126
Liabilities:
Financial derivatives	$—	$—	$7	$7
Total recurring liabilities at fair value	$—	$—	$7	$7
Nonrecurring:
Assets:
Loans held for investment (1)	$—	$—	$3,399	$3,399
Other real estate owned	—	—	636	636
Total nonrecurring assets at fair value	$—	$—	$4,035	$4,035

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
	($ in thousands)
Recurring:
Assets:
U.S. Treasuries	$8,078	$—	$—	$8,078
U.S. Government agencies	—	98,476	—	98,476
Mortgage-backed securities	—	68,951	—	68,951
Collateralized mortgage obligations	—	78,818	—	78,818
Taxable state and municipal securities	—	11,292	—	11,292
Tax-exempt state and municipal securities	—	14,589	—	14,589
Financial derivatives	—	—	318	318
Total recurring assets at fair value	$8,078	$272,126	$318	$280,522
Liabilities:
Financial derivatives	—	—	105	105
Total recurring liabilities at fair value	$—	$—	$105	$105
Nonrecurring:
Assets:
Loans held for investment (1)	$—	$—	$3,053	$3,053
Other real estate owned	—	—	1,428	1,428
Total nonrecurring assets at fair value	$—	$—	$4,481	$4,481
(1) Represents the impaired loans, net of allowance, that have been individually evaluated and reserved for.

Table 19.2: Fair Value Inputs, Assets, Quantitative Information
As of September 30, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
($ in thousands)
Loans held for investment (1)	$3,399	Appraisal	Appraisal Adjustments	0%-10% (7%)
			Cost to Sell	0%-10% (7%)
			Time to Liquidate (Mo.)	0-12 mo. (7 mo.)
			Probability of Default	5%-100% (31%)

Other real estate owned	$636	Appraisal	Appraisal Adjustment	10%-18% (15%)

As of December 31, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
($ in thousands)
Loans held for investment (1)	$3,053	Appraisal	Appraisal Adjustments	0%-43% (6%)
			Cost to Sell	0%-10% (6%)
			Probability of Default	5%-100% (51%)
			Time to Liquidate (Mo.)	0-12 mo (9 mo.)
Other real estate owned	$1,428	Appraisal	Appraisal Adjustment	0%-10% (10%)
			Cost to Sell	0-5% (5%)
(1) Represents the impaired loans, net of allowance, that have been individually evaluated and reserved for.

The recurring Level 3 assets and liabilities are related to the fair value of the interest rate locks recorded by the Mortgage Company (acquired in July 2015). These derivatives represent the fair value of the interest rate locks and forward sales contracts of mortgage backed securities. The fair value utilizes market pricing for the valuation with the unobservable inputs being the estimated pull-through percentages which ranges from 70% to 90%. For more information on these derivatives, see Note 14 - Commitments and Contingencies. There were no significant transfers in or out of level 3 for the nine months ended September 30, 2017 and 2016, respectively.

Table 19.3: Estimated Fair Values and Carrying Values for Financial Assets, Liabilities and Commitments
	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ in thousands)
Assets:
Cash and cash equivalents	$38,049	$38,049	$97,373	$97,373
Investment securities	296,827	296,827	280,204	280,204
Restricted Stock	11,239	11,239	11,726	11,726
Loans held for sale	27,890	28,809	32,109	32,985
Loans held for investment, net	1,621,508	1,641,193	1,520,961	1,546,652
Derivatives	299	299	318	318
Liabilities:
Time deposits	589,714	589,305	525,161	525,149
Other borrowings	6,439	6,439	5,852	5,852
FHLB advances	97,856	98,326	232,097	232,264
Long-term borrowings	32,817	43,799	32,638	44,188
Derivatives	7	7	105	105
Off-balance sheet instruments	—	—	—	—
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

20. SEGMENT REPORTING
The Company has three reportable segments: commercial banking, mortgage banking, and wealth management. The basis of segmentation is driven by the respective lines of business within the Company. Revenues from commercial banking operations consist primarily of interest earned on loans and investment securities and fees from deposit services. Mortgage banking operating revenues consist principally of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary market, and loan origination fee income. Wealth management operating revenues consist of fees for portfolio asset management and transactional fees charged to clients. The commercial banking segment provides the mortgage banking segment with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest based on a premium over their cost to borrow funds. These transactions are eliminated in the consolidation process. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Inter-segment transactions are recorded at cost and eliminated as part of the consolidation process. A management fee for operations and administrative support services is charged amongst subsidiaries and eliminated in the consolidated totals.

Table 20.1: Segment Reporting - 2017 (QTD)
	As of and for the Three Months Ended September 30, 2017
	Commercial Bank	Mortgage Bank	Wealth Management	Other (1)	Consolidated Totals
	($ in thousands)
Interest and dividend income	$21,606	$362	$—	$—	$21,968
Interest expense	3,686	—	—	551	4,237
Net interest income	17,920	362	—	(551)	17,731
Provision for loan losses	375	—	—	—	375
Net interest income after provision for loan losses	17,545	362	—	(551)	17,356

Non-interest income	535	4,598	533	(1)	5,665
Compensation and employee benefits	5,043	1,599	260	267	7,169
Mortgage commission	—	1,682	—	—	1,682
Premises and equipment	1,586	167	32	42	1,827
Data processing	1,014	56	14	—	1,084
Professional fees	231	13	3	90	337
Merger expenses	—	—	—	133	133
Mortgage loan processing expenses	—	265	—	—	265
Other operating expenses	1,424	275	60	36	1,795
Income/(loss) before provision for income taxes	$8,782	$903	$164	$(1,120)	$8,729

Total assets	$2,008,137	$41,844	$3,880	$1,615	$2,055,476
(1) Includes parent company and intercompany eliminations

Table 20.2: Segment Reporting - 2017 (YTD)
	As of and for the Nine Months Ended September 30, 2017
	Commercial Bank	Mortgage Bank	Wealth Management	Other (1)	Consolidated Totals
	($ in thousands)
Interest and dividend income	$62,941	$935	$—	$—	$63,876
Interest expense	10,197	—	—	1,636	11,833
Net interest income	52,744	935	—	(1,636)	52,043
Provision for loan losses	2,315	—	—	—	2,315
Net interest income after provision for loan losses	50,429	935	—	(1,636)	49,728

Non-interest income	1,757	13,716	1,552	37	17,062
Compensation and employee benefits	15,202	4,968	806	761	21,737
Mortgage commission	—	5,092	—	—	5,092
Premises and equipment	4,669	500	97	124	5,390
Data processing	3,040	177	37	—	3,254
Professional fees	501	31	6	264	802
Merger expenses	14	—	—	651	665
Mortgage loan processing expenses	—	782	—	—	782
Other operating expenses	4,185	797	201	151	5,334
Income/(loss) before provision for income taxes	$24,575	$2,304	$405	$(3,550)	$23,734

Total assets	$2,008,137	$41,844	$3,880	$1,615	$2,055,476
(1) Includes parent company and intercompany eliminations

Table 20.3: Segment Reporting - 2016 (QTD)
	As of and for the Three Months Ended September 30, 2016
	Commercial Bank	Mortgage Bank	Wealth Management	Other (1)	Consolidated Totals
	($ in thousands)
Interest and dividend income	$18,301	$635	$—	$—	$18,936
Interest expense	2,560	—	—	533	3,093
Net interest income	15,741	635	—	(533)	15,843
Provision for loan losses	1,035	—	—	—	1,035
Net interest income after provision for loan losses	14,706	635	—	(533)	14,808

Non-interest income	601	7,535	467	63	8,666
Compensation and employee benefits	4,839	2,090	241	225	7,395
Mortgage commission	—	2,657	—	—	2,657
Premises and equipment	1,561	169	32	40	1,802
Data processing	981	74	3	—	1,058
Professional fees	266	29	2	80	377
Merger expenses	30	—	—	—	30
Mortgage loan processing expenses	—	444	—	—	444
Debt extinguishment	155	—	—	—	155
Other operating expenses	1,259	300	65	69	1,693
Income/(loss) before provision for income taxes	$6,216	$2,407	$124	$(884)	$7,863

Total assets	$1,828,543	$83,644	$3,604	$1,147	$1,916,938
(1) Includes parent company and intercompany eliminations

Table 20.4: Segment Reporting - 2016 (YTD)
	As of and for the Nine Months Ended September 30, 2016
	Commercial Bank	Mortgage Bank	Wealth Management	Other (1)	Consolidated Totals
	($ in thousands)
Interest and dividend income	$53,299	$1,363	$—	$—	$54,662
Interest expense	7,672	—	2	1,591	9,265
Net interest income	45,627	1,363	(2)	(1,591)	45,397
Provision for loan losses	2,640	—	—	—	2,640
Net interest income after provision for loan losses	42,987	1,363	(2)	(1,591)	42,757

Non-interest income	2,403	18,128	1,339	67	21,937
Compensation and employee benefits	14,386	5,556	728	674	21,344
Mortgage commission	—	5,865	—	—	5,865
Premises and equipment	4,718	544	100	120	5,482
Data processing	2,919	238	26	—	3,183
Professional fees	736	57	6	247	1,046
Merger expenses	30	—	—	—	30
Mortgage loan processing expenses	—	994	—	—	994
Debt extinguishment	1,199	—	—	—	1,199
Other operating expenses	3,448	662	184	210	4,504
Income/(loss) before provision for income taxes	$17,954	$5,575	$293	$(2,775)	$21,047

Total assets	$1,828,543	$83,644	$3,604	$1,147	$1,916,938
(1) Includes parent company and intercompany eliminations
During the three and nine months ended September 30, 2017, the mortgage subsidiary originated $166.3 million and $480.7 million, respectively, of total loan volume compared to $263.6 million and $603.2 million for the three and nine months ended September 30, 2016, respectively. Wealth Advisors’ assets under management grew to $327.0 million as of September 30, 2017, from $280.8 million as of September 30, 2016.

21. SUBSEQUENT EVENTS
On October 18, 2017, the Company held a special meeting of shareholders, at which meeting the Company’s shareholders approved the Merger of the Company into Sandy Spring, with Sandy Spring as the surviving entity.
On August 21, 2017, the Company announced that its Board of Directors declared a cash dividend of seven cents ($0.07) per share payable on October 2, 2017, to stockholders of record as of September 11, 2017. The dividend payout was $916 thousand on 13.1 million shares of voting and non-voting common stock.

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
Consolidated net income available to common shareholders was $5.6 million (or $0.41 per diluted common share) for the three months ended September 30, 2017. Net income available to common shareholders during 2017 increased $0.6 million, up 12.7% over the $4.9 million (or $0.37 per diluted common share) earned during the three months ended September 30, 2016. These results reflect the following:

•	The increase in earnings is primarily attributable to the growth in earning assets, particularly loans held for investment, of the Bank.

•
Return on average assets for the three months ended September 30, 2017 was 1.07% compared to 1.09% for the same period last year. Return on average assets for the nine months ended September 30, 2017 was 1.01% compared to 1.01% for the same period last year.

•
Return on average shareholders’ equity for the three months ended September 30, 2017 was 10.57% compared to 10.21% for the three months ended September 30, 2016. For the nine months ended September 30, 2017, return on average shareholder’s equity was 10.11% compared to 9.43% for the same period last year.

•
Net interest income after provision for loan losses for the three months ended September 30, 2017 increased $2.5 million or 17.2% to $17.4 million compared to $14.8 million for the three months ended September 30, 2016. Net interest income increased $7.0 million or 16.3% from $42.8 million for the nine months ended September 30, 2016 to $49.7 million for the nine months ended September 30, 2017. This increase is primarily attributable to organic growth in earning assets of the Bank.

•
During the three and nine months ended September 30, 2017, the Mortgage Company generated $5.0 million and $14.7 million in gross revenue on $166.3 million and $480.7 million of mortgage production compared to $8.2 million and $19.5 million in revenue on $263.6 million and $603.2 million of mortgage production over the same period last year. In 2017, the mortgage segment contributed net income of $1.5 million or $0.11 cents per share fully diluted.

•
As of September 30, 2017, and December 31, 2016, total assets were $2.1 billion and $2.0 billion, respectively. Total net loans held for investment increased by $100.5 million, or 6.6%, from $1.5 billion as of December 31, 2016, to $1.6 billion as of September 30, 2017. This increase is attributable to organic growth from our existing lending team. During the same period, total deposits increased $170.5 million, or 11.2%, to $1.7 billion. This increase is attributable to deposit growth in our retail network.

•
As of September 30, 2017, WashingtonFirst had $24.4 million in non-performing assets, 1.19% of total assets; an increase of $15.9 million from $8.5 million at December 31, 2016. Allowance for loan losses increased to $14.1 million during the nine months ended September 30, 2017 increasing $0.6 million compared to December 31, 2016. The increase in the allowance was driven by provisions of $2.3 million partially offset by net charge-offs of $1.8 million.

•	The Company paid its 15th consecutive quarterly dividend of $0.07 on July 3, 2017.

The Company's primary market, the Washington, D.C. metropolitan area (which includes the District of Columbia proper, Northern Virginia and suburban Maryland), has been relatively less impacted by recessionary forces than other parts of the country. The region’s economic strength is due not only to the region’s significant federal presence, but also to strong growth in the business and professional services sector. Private sector growth was attributable in part to a diverse economy including a large health care component, substantial business services, and a highly educated work force. The unemployment rate in the region has remained consistently below the national average for the last several years. Much of this success is due to the region’s highly trained and educated workforce. According to the U.S. Census Bureau, the region is home to six of the top ten most highly educated counties in the nation and six of the top ten most affluent counties, as measured by household income. Collectively, the Company’s market area is more diverse and resilient than many other regions. During the third quarter of 2017, the Mid-Atlantic region in which the Company operates continued to show consistent economic improvement. Although recent increases in market interest rates have had some impact on mortgage production in the Mortgage segment, market interest rates and general economic conditions remained favorable for the Bank segment. The Bank continues to maintain strong levels of liquidity, capital and credit quality.

Results of Operations

Table M1: Selected Performance Ratios
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	($ in thousands, except earnings per share)
Average total assets	$2,058,354	$1,801,142	$2,021,901	$1,762,452
Average shareholders' equity	208,945	192,449	202,917	187,928
Net income	5,567	4,941	15,340	13,263
Basic earnings per common share (1)	$0.43	$0.38	$1.18	$1.03
Fully diluted earnings per common share (1)	$0.41	$0.37	$1.15	$1.01
Return on average assets (2)	1.07%	1.09%	1.01%	1.01%
Return on average shareholders' equity (2)	10.57%	10.21%	10.11%	9.43%
Average shareholders' equity to average total assets	10.15%	10.68%	10.04%	10.66%
Efficiency ratio (3)	61.09%	63.41%	62.58%	64.27%
Dividend payout ratio	16.28%	15.00%	17.84%	16.67%
(1) Adjusted for stock dividends
(2) Annualized
(3) The efficiency ratio is calculated as total non-interest expense (less debt extinguishment costs) divided by the sum of net interest income and total non-interest income (less gain on sale of AFS securities and gain on debt extinguishment). This non-GAAP financial measure is presented to facilitate an understanding of the Company's performance.

The following tables provide information regarding interest-earning assets and funding for the three and nine months ended September 30, 2017 and September 30, 2016, respectively. The balance of non-accruing loans is included in the average balance of loans presented, though the related income is accounted for on a cash basis. Therefore, as the balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly. The increase in average rate on interest-bearing deposit accounts is consistent with general trends in average short-term rates during the periods presented. The upward trend in the average rate on time deposits reflects the maturity of older time deposits and the issuance of new time deposits at higher market rates.

Table M2: Average Balances, Interest Income and Expense and Average Yield and Rates
	For the Three Months Ended
	September 30, 2017			September 30, 2016
	Average Balance	Income/ Expense	Yield/ Rate (6)	Average Balance	Income/ Expense	Yield/ Rate (6)
	($ in thousands)
Assets
Interest-earning assets:
Loans held for sale	$34,881	$362	4.06%	$66,337	$635	3.74%
Loans held for investment (1)	1,620,363	19,917	4.81%	1,402,087	17,068	4.76%
Investment securities - taxable	291,207	1,373	1.84%	239,119	1,102	1.80%
Investment securities - tax-exempt (2)	14,475	90	2.45%	6,006	30	1.98%
Other equity securities	13,268	174	5.20%	5,494	56	4.07%
Interest-bearing balances	100	—	0.98%	100	—	0.60%
Federal funds sold	35,863	82	0.90%	34,806	50	0.57%
Total interest earning assets	2,010,157	21,998	4.28%	1,753,949	18,941	4.23%
Non-interest earning assets:
Cash and due from banks	3,529			2,849
Premises and equipment	6,268			7,477
Other real estate owned	695			2,121
Other assets (3)	51,806			47,373
Less: allowance for loan losses	(14,101)			(12,627)
Total non-interest earning assets	48,197			47,193
Total Assets	$2,058,354			$1,801,142

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$143,475	$96	0.27%	$127,801	$93	0.29%
Money market deposit accounts	294,026	705	0.95%	262,080	395	0.60%
Savings accounts	198,440	351	0.70%	228,047	409	0.71%
Time deposits	587,995	1,926	1.30%	477,763	1,335	1.11%
Total interest-bearing deposits	1,223,936	3,078	1.00%	1,095,691	2,232	0.81%
FHLB advances	145,639	604	1.62%	85,407	318	1.46%
Other borrowings and long-term borrowings	39,401	555	5.57%	39,840	543	5.40%
Total interest-bearing liabilities	1,408,976	4,237	1.19%	1,220,938	3,093	1.01%
Non-interest-bearing liabilities:
Demand deposits	428,254			375,629
Other liabilities	12,179			12,126
Total non-interest-bearing liabilities	440,433			387,755
Total Liabilities	1,849,409			1,608,693
Shareholders’ Equity	208,945			192,449
Total Liabilities and Shareholders’ Equity	$2,058,354			$1,801,142

Interest Spread (4)		$17,761	3.09%		$15,848	3.22%
Net Interest Margin (2)(5)			3.45%			3.53%

(1)	Includes loans placed on non-accrual status.

(2)
Yield and income presented on a fully taxable equivalent (FTE) basis using a federal statutory rate of 35 percent and includes $30 thousand and $5 thousand of FTE income for the three months ended September 30, 2017, and September 30, 2016, respectively.

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

Table M2.1: Average Balances, Interest Income and Expense and Average Yield and Rates
	For the Nine Months Ended
	September 30, 2017			September 30, 2016
	Average Balance	Income/ Expense	Yield/ Rate (6)	Average Balance	Income/ Expense	Yield/ Rate (6)
	($ in thousands)
Assets
Interest-earning assets:
Loans held for sale	$30,198	$935	4.08%	$47,067	$1,363	3.80%
Loans held for investment (1)	1,593,745	57,995	4.80%	1,367,222	49,567	4.76%
Investment securities - taxable	283,258	3,992	1.86%	246,686	3,272	1.74%
Investment securities - tax-exempt (2)	14,482	278	2.53%	4,644	81	2.27%
Other equity securities	13,799	530	5.14%	6,115	208	4.55%
Interest-bearing balances	100	1	0.85%	81	1	1.98%
Federal funds sold	38,072	236	0.83%	44,005	185	0.56%
Total interest earning assets	1,973,654	63,967	4.27%	1,715,820	54,677	4.19%
Non-interest earning assets:
Cash and due from banks	3,366			2,515
Premises and equipment	6,620			7,607
Other real estate owned	856			1,534
Other assets (3)	51,611			47,375
Less: allowance for loan losses	(14,206)			(12,399)
Total non-interest earning assets	48,247			46,632
Total Assets	$2,021,901			$1,762,452

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$139,133	$319	0.31%	$122,218	$269	0.29%
Money market deposit accounts	276,393	1,793	0.87%	275,039	1,226	0.60%
Savings accounts	202,843	1,072	0.71%	205,095	1,090	0.71%
Time deposits	565,703	5,213	1.23%	467,384	3,842	1.10%
Total interest-bearing deposits	1,184,072	8,397	0.95%	1,069,736	6,427	0.80%
FHLB advances	164,870	1,789	1.43%	103,783	1,216	1.54%
Other borrowings and long-term borrowings	39,412	1,647	5.57%	39,284	1,622	5.49%
Total interest-bearing liabilities	1,388,354	11,833	1.14%	1,212,803	9,265	1.02%
Non-interest-bearing liabilities:
Demand deposits	418,201			348,836
Other liabilities	12,429			12,885
Total non-interest-bearing liabilities	430,630			361,721
Total Liabilities	1,818,984			1,574,524
Shareholders’ Equity	202,917			187,928
Total Liabilities and Shareholders’ Equity	$2,021,901			$1,762,452

Interest Spread (4)		$52,134	3.13%		$45,412	3.17%
Net Interest Margin (2)(5)			3.48%			3.47%

(1)	Includes loans placed on non-accrual status.

(2)
Yield and income presented on a fully taxable equivalent (FTE) basis using a federal statutory rate of 35 percent and includes $91 thousand and $32 thousand of FTE income for the nine months ended September 30, 2017, and September 30, 2016, respectively.

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

The following tables set forth information regarding the changes in the components of the Company’s net interest income for the periods indicated. For each category, information is provided for changes attributable to changes in volume (change in volume multiplied by old rate) and changes in rate (change in rate multiplied by old volume). Combined rate/volume variances, the third element of the calculation, are allocated based on their relative size. The decreases in income due to changes in rate reflect the reset of variable rate investments, variable rate deposit accounts and adjustable rate mortgages to lower rates and the acquisition of new lower yielding investments and loans, as described above. The decrease in expense reflects the decreased cost of funding due to lower interest rates available in the debt markets. The increases due to changes in volume reflect the increase in on-balance sheet assets during the three and nine months September 30, 2017, and September 30, 2016.

Table M3: Changes in Rate and Volume Analysis
	For the Three Months Ended September 30, 2017, Compared to Same Period 2016			For the Nine Months Ended September 30, 2017, Compared to Same Period 2016
	(Decrease)/Increase Due to			(Decrease)/Increase Due to
	Rate	Volume	Total	Rate	Volume	Total
	($ in thousands)
Income from interest-earning assets:
Loans held for sale	$318	$(591)	$(273)	$146	$(574)	$(428)
Loans held for investment	180	2,669	2,849	407	8,021	8,428
Investment securities - taxable	25	246	271	229	491	720
Investment securities - tax exempt	9	51	60	10	187	197
Other equity securities	19	99	118	30	292	322
Interest bearing balances	—	—	—	(1)	1	—
Federal funds sold	30	2	32	92	(41)	51
Total income from interest-earning assets	581	2,476	3,057	913	8,377	9,290
Expense from interest-bearing liabilities:
Interest-bearing deposits	564	282	846	1,255	715	1,970
FHLB Advances	38	248	286	(142)	715	573
Borrowed funds	45	(32)	13	20	5	25
Total expense from interest-bearing liabilities	647	498	1,145	1,133	1,435	2,568
Increase (Decrease) in net interest income	$(66)	$1,978	$1,912	$(220)	$6,942	$6,722
Interest Earning Assets
Average loan balances were $1.6 billion for the nine months ended September 30, 2017, compared to $1.4 billion for the nine months ended September 30, 2016. This 17% increase over the prior year is attributable primarily to organic growth. The related interest income from loans was $58.0 million for the nine months ended September 30, 2017 resulting in an average yield of 4.80%, compared to $49.6 million and for the nine months ended September 30, 2016, resulting in average yield of 4.76%. The increase in average yield on loans reflects increases on the prime rate as reported by The Wall Street Journal offset by competitive pressure on loan pricing during the period (including the repricing of adjustable rate loans). Interest rates are established for classes of loans that include variable rates based on the prime rate or other identifiable bases while others carry fixed rates with terms as long as 30 years. Most variable rate originations include minimum initial rates and/or floors.
Taxable investment securities balances averaged $283.3 million for the nine months ended September 30, 2017, compared to $246.7 million for the nine months ended September 30, 2016. Interest income generated on these investment securities for the nine months ended September 30, 2017 totaled $4.0 million, or a 1.86% yield, compared to $3.3 million or a 1.74% yield for the nine months ended September 30, 2016.
Tax-exempt investment securities balances averaged $14.5 million for the nine months ended September 30, 2017, compared to $4.6 million nine months ended September 30, 2016. Interest income generated on these investment securities for the nine months ended September 30, 2017 totaled $278.0 thousand, or a 2.53% yield, compared to $81.0 thousand or a 2.27% yield for the nine months ended September 30, 2016. The yield for tax-exempt securities has been presented on a fully taxable equivalent basis.
Other equity securities balances averaged $13.8 million for the nine months September 30, 2017, compared to $6.1 million for the nine months ended September 30, 2016. Interest income generated on these investment securities for the nine months ended September 30, 2017 totaled $530.0 thousand, or a 5.14% yield, compared to $208.0 thousand or a 4.55% yield for the nine months ended September 30, 2016.
Interest-bearing balances averaged $100.0 thousand for the nine months ended September 30, 2017, compared to $81.0 thousand for the nine months ended September 30, 2016. Interest income generated on these balances for the nine months ended September 30, 2017 was $1.0 thousand or a 0.85% yield, compared to $1.0 thousand or a 1.98% yield for the nine months ended September 30, 2016.
Short-term investments in federal funds sold averaged $38.1 million for the nine months ended September 30, 2017, compared to $44.0 million for the nine months ended September 30, 2016. The decrease in average short-term investments in 2017 is attributable to loan growth out pacing deposit growth. Interest income generated on these assets for the nine months ended September 30, 2017 totaled $236.0 thousand, or a 0.83% yield, compared to $185.0 thousand or a 0.56% yield, for the nine months ended September 30, 2016.
Interest Bearing Liabilities
Average interest-bearing deposits were $1.2 billion for the nine months September 30, 2017 compared to $1.1 billion for September 30, 2016. This 11% increase in the average interest-bearing deposits in 2017 is the result of organic growth. The related interest expense from interest-bearing deposits was $8.4 million for the nine months ended September 30, 2017, compared to $6.4 million for the nine months ended September 30, 2016. The average rate on these deposits was 0.95% for the nine months ended September 30, 2017, compared to 0.80% for September 30, 2016. This increase in the cost of interest-bearing deposits is attributable to increased competition in the Company’s market, and changes in the mix of interest-bearing deposits. The increase in interest expense is primarily attributable to an increase in the average balance of interest bearing liabilities as well as changes in the mix of deposit funding.
FHLB advances averaged $164.9 million for the nine months ended September 30, 2017, compared to $103.8 million for the nine months ended September 30, 2016. Interest expense incurred on these borrowings for the nine months ended September 30, 2017, totaled $1.8 million , or a 1.43% rate, compared to $1.2 million or a 1.54% rate for the nine months ended September 30, 2016.
Other borrowings and long-term liabilities averaged $39.4 million for the nine months ended September 30, 2017, compared to $39.3 million for the nine months ended September 30, 2016. Interest expense incurred on these borrowings for the nine months ended September 30, 2017, totaled $1.6 million, or a 5.57% rate, compared to $1.6 million or a 5.49% rate for the nine months ended September 30, 2016.
The Company’s net interest margin includes the benefit of acquisition accounting fair value adjustments (purchase marks). Net accretion related to acquisition accounting totaled $86.0 thousand for the nine months ended September 30, 2017. Actual accretion results presented are augmented by prepayments of loans, whereas future projections of accretion are based solely on the contractual maturity of loans and do not include estimated accretion related to prepayment of loans. The actual 2017 and remaining estimated net accretion impact are reflected in the following table.

Table M4: Purchase Accounting Accretion Analysis
	Loan Accretion	Borrowings Accretion (Amortization)	Net Accretion impact to net interest income
	($ in thousands)
For the years ending:
For the quarter ended September 30, 2017	121	(35)	86
For the remaining three months of 2017	205	(35)	170
2018	271	(139)	132
2019	259	(139)	120
2020	248	(139)	109
2021	166	(139)	27
Thereafter	2,234	(1,594)	640
Non-Interest Income
For the three and nine months ended September 30, 2017, non-interest income was $5.7 million and $17.1 million, compared to $8.7 million and $21.9 million for the three and nine months ended September 30, 2016, respectively. The $3.0 million and $4.9 million decrease over the same periods ended September 30, 2016 is primarily attributable to no gains on sales of available for sale investment securities and lower gains on sale of mortgage loans. There were no gains on the sale of available-for-sale investment securities for the three and nine months ended September 30, 2017, compared to $0.1 million and $1.3 million for the three and nine months ended September 30, 2016. The decrease of $0.1 million and $1.3 million over the three and nine months ended September 30, 2016, is the result of not having any sales of investment securities in 2017.
The mortgage segment realized gains on the sale of loans of $3.8 million and $11.0 million for the three and nine months ended September 30, 2017, compared to $6.3 million and $14.4 million for the three and nine months ended September 30, 2016, respectively. During the nine months ended September 30, 2017, 78.1% of the mortgage loan volume was for purchase money mortgage loans, whereas only 62.6% of the mortgage volume for September 30, 2016, respectively, was for purchase money loans. Additional fee income of $0.8 million and $2.7 million was generated by the mortgage subsidiary for the three and nine months ended September 30, 2017. Mortgage origination volume for the three and nine months ended September 30, 2017, was $166.3 million and

$480.7 million, compared to $263.6 million and $603.2 million for the same period last year. Mortgage operations tend to be subject to seasonality with higher levels of volume seen during the second and third quarters annually.
The Wealth Management segment generated $0.5 million and $1.5 million in revenue for the three and nine months ended September 30, 2017, compared to $0.5 million and $1.3 million for the three and nine months ended September 30, 2016. Assets under management grew to $327.0 million as of September 30, 2017, at the wealth management subsidiary, compared to $280.8 million as of September 30, 2016.
Non-Interest Expense
For the three and nine months ended September 30, 2017, non-interest expense was $14.3 million and $43.1 million, compared to $15.6 million and $43.6 million for the three and nine months ended September 30, 2016. The decrease of $1.3 million over the three months ended September 30, 2017 compared to the same period last year is primarily attributable to lower mortgage commissions and mortgage loan processing expenses which is lower due to lower mortgage production.
Gain on sale of loans is highly correlated with salaries and employee benefits at the mortgage subsidiary due to commissions paid to loan officers. Mortgage company salaries and employee benefits totaled $1.6 million and $5.0 million for the three and nine months ended September 30, 2017, compared to $2.1 million and $5.6 million for the three and nine months ended September 30, 2016, at the mortgage segment. In addition to mortgage company salaries and employee benefits, $1.7 million and $5.1 million relating to variable commission and bonus costs were incurred for the three and nine months ended September 30, 2017, and $2.7 million and $5.9 million for the same periods in 2016, respectively. Total non-interest expense, which is inclusive of salaries and employee benefits, at the mortgage segment totaled $4.1 million and $12.3 million for the three and nine months September 30, 2017, compared to $5.8 million and $13.9 million for the three and nine months ended September 30, 2016. The mortgage variable production costs are primarily made up of appraisal, verification and credit reporting costs incurred upfront; as well as closing expenses, investor fees, and quality control costs incurred during and after loan closing.
Changes in other operating expenses are outlined in the following table.

Table M5: Consolidated Statement of Operations - Other Operating Expenses Detail
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	($ in thousands)
Other real estate owned expenses	$115	$48	$437	$164
Business and franchise tax	450	408	1,273	958
Advertising and promotional expenses	277	299	902	832
FDIC premiums	298	273	875	758
Postage, printing and supplies	35	56	155	164
Directors' fees	109	104	329	311
Insurance	56	59	189	168
Amortization of intangibles	68	68	202	202
Other	387	378	972	947
Other expenses	$1,795	$1,693	$5,334	$4,504
Provision for Income Taxes
Provision for income taxes was $3.2 million and $8.4 million for the three and nine months ended September 30, 2017, compared to $2.9 million and $7.8 million for the same periods in 2016, resulting in effective tax rates of 36.2% and 35.4%, respectively.

Financial Condition
Total assets were $2.1 billion as of September 30, 2017, compared to $2.0 billion as of December 31, 2016. This 2.6% increase is primarily attributable to the Bank’s organic growth. As of September 30, 2017, the Company had $38.0 million of cash and cash equivalents, compared to $97.4 million as of December 31, 2016. As of September 30, 2017, the Company had $296.8 million of investment securities, compared to $280.2 million as of December 31, 2016.
Total loans held for investment, net, increased $100.5 million (6.6%) from $1.5 billion as of December 31, 2016, to $1.6 billion as of September 30, 2017. This increase is attributable to organic loan growth in our core market.

Total deposits increased $170.5 million (11.2%) from $1.5 billion as of December 31, 2016 to $1.7 billion as of September 30, 2017. This increase is attributable to a $81.9 million growth in non-interest demand deposit account balances, a $24.1 million increase in transactional accounts, and a $64.6 million increase in time deposits.
Investment Securities - Available-for-sale
The Company actively manages its portfolio duration and composition in response to changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are pledged as collateral for certain borrowing transactions, public funds and repurchase agreements. The total fair value of the amount of the investment securities accounted for under available-for-sale accounting was $296.8 million as of September 30, 2017, compared to $280.2 million as of December 31, 2016. The increase is primarily attributable to additional purchases of investment securities. For reporting purposes, management includes Small Business Administration debentures within the mortgage backed securities subtotal due to similar cash flow characteristics.

Table M6: Available-for-Sale Investment Securities Summary
	September 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	($ in thousands)
U.S. Treasuries	$8,071	2.7%	$8,078	2.9%
U.S. Government agencies	100,634	33.9%	98,476	35.2%
Mortgage-backed securities	91,089	30.7%	68,951	24.6%
Collateralized mortgage obligations	72,506	24.5%	78,818	28.1%
Taxable state and municipal securities	10,149	3.4%	11,292	4.0%
Tax-exempt state and municipal securities	14,378	4.8%	14,589	5.2%
Total available-for-sale investment securities	$296,827	100.0%	$280,204	100.0%
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

Table M7: Available-for-Sale Investment Securities Contractual Maturity
	As of September 30, 2017
	Amortized Cost	Fair Value	Weighted-Average Yield
	($ in thousands)
Due within one year	$8,723	$8,736	1.62%
Due after one year through five years	104,398	104,167	1.79%
Due after five years through ten years	51,999	51,035	1.83%
Due after ten years	133,949	132,889	2.02%
Total available-for-sale investment securities	$299,069	$296,827	1.91%

	As of December 31, 2016
	Amortized Cost	Fair Value	Weighted-Average Yield
	($ in thousands)
Due within one year	$6,856	$6,876	1.49%
Due after one year through five years	100,102	99,693	1.78%
Due after five years through ten years	45,828	44,419	1.92%
Due after ten years	131,486	129,216	1.88%
Total available-for-sale investment securities	$284,272	$280,204	1.88%
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
The Mortgage Company was acquired in July 2015. See Note 2 - Acquisition Activities for further details. As of September 30, 2017, loans held for sale totaled $27.9 million. The amount of loans held for sale outstanding at the end of any given month fluctuates with the volume of loans closed during the month and the timing of loans purchased by investors. During the three months ended September 30, 2017, the mortgage subsidiary originated $166.3 million of total loan volume compared to $263.6 million for the three months ended September 30, 2016
Loans Held for Investment
In its lending activities, the Company seeks to develop relationships with clients whose business and individual banking needs will grow with the Company. The Company has made significant efforts to be responsive to the lending needs in the markets served, while maintaining sound asset quality and credit practices. The Company extends credit to construction and development, residential real estate, commercial real estate, commercial and industrial and consumer borrowers in the normal course of business. The gross loans held for investment portfolio totaled $1.6 billion as of September 30, 2017, an increase of $101.1 million, or 6.6%, from the December 31, 2016, balance of $1.5 billion.

Table M8: Loans Held for Investment Portfolio
	September 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	($ in thousands)
Construction and development	$269,981	16.5%	$288,193	18.8%
Commercial real estate - owner occupied	259,963	15.9%	231,414	15.1%
Commercial real estate - non-owner occupied	603,147	36.9%	557,846	36.3%
Residential real estate	315,423	19.3%	287,250	18.7%
Real estate loans	1,448,514	88.6%	1,364,703	88.9%
Commercial and industrial	182,830	11.1%	165,172	10.8%
Consumer	4,301	0.3%	4,668	0.3%
Total loans held for investment	$1,635,645	100.0%	$1,534,543	100.0%
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
Loans secured by various types of real estate, which include construction and development loans, commercial real estate loans, and residential real estate loans, constitute the largest portion of total loans. Of that portion, commercial real estate loans represent the largest dollar exposure. Substantially all of these loans are secured by properties in the greater Washington, D.C. metropolitan area with the heaviest concentration in Northern Virginia. Risk is managed through diversification by sub-market, property type, and loan size, and by seeking loans with multiple sources of repayment. The average outstanding loan balance in this portfolio is $0.7 million as of September 30, 2017.
Construction and development loans represented 16.5% and 18.8% of the total loan portfolio as of September 30, 2017 and December 31, 2016, respectively. New originations in this category are being underwritten in the context of current market conditions and are particularly focused in sub-markets which the Company believes to be relatively strong as compared to other markets in the region. Legacy loans, particularly in the land and speculative construction portion of this portfolio, have been largely converted to amortizing loans with regular principal and interest payments. The Company expects any future reductions in its land and speculative construction exposure to be partially offset by increases in residential construction activities as market conditions improve.
Secured residential real estate loans represented 19.3% and 18.7% of total loans as of September 30, 2017 and December 31, 2016, respectively. In general, loans in these categories represent loans underwritten to customers who had or established a deposit relationship with the respective bank at the time the loan was originated. Management believes that its underwriting criteria reflect current market conditions.

The contractual maturity ranges or repricing schedules, as appropriate, of the loans in the Bank’s loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of September 30, 2017, are summarized in the following table:

Table M9: Loan Portfolio Maturity Schedule
	As of September 30, 2017
	One Year or Less	One to Five Years	Over Five Years	Total
	($ in thousands)
Construction and development	$167,406	$78,329	$24,246	$269,981
Commercial real estate - owner occupied	21,562	50,330	188,071	259,963
Commercial real estate - non-owner occupied	70,878	202,310	329,959	603,147
Residential real estate	48,257	62,974	204,192	315,423
Commercial and industrial	101,788	59,723	21,319	182,830
Consumer	2,045	1,224	1,032	4,301
Total loans	$411,936	$454,890	$768,819	$1,635,645

Loans with a predetermined interest rate	$93,476	$262,784	$123,024	$479,284
Loans with a floating or adjustable interest rate	318,460	192,106	645,795	1,156,361
Total loans	$411,936	$454,890	$768,819	$1,635,645
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
When payments are 90 days or more in arrears, or when it is no longer prudent to recognize current interest income on a loan, management classifies the loan as non-accrual. From time to time, a loan may be past due 90 days or more but is well secured and in the process of collection and thus warrants remaining on accrual status. Non-accrual loans increased from $5.7 million as of December 31, 2016 to $9.9 million as of September 30, 2017. There were $12.7 million loans past due more than 90 days that were still accruing as of September 30, 2017 compared to $2.0 thousand in loans past due more than 90 days that were still accruing as of December 31, 2016.
Allowance for Loan Losses
The methodology used by the Company to determine the level of its allowance for loan losses is described in Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Allowance for Loan Losses.”
The allowance for loan losses was $14.1 million as of September 30, 2017, or approximately 0.86% of outstanding loans held for investment, compared to $13.6 million or approximately 0.89% of outstanding loans held for investment as of December 31, 2016.
As of September 30, 2017, the Company has allocated $0.7 million for specific loans evaluated individually for impairment. For the three and nine months ended September 30, 2017, the Company recorded $0.4 million and $2.3 million in provisions for loan losses, $0.3 million and $2.0 million in charge-offs, and $13.0 thousand and $228.0 thousand in recoveries, compared to $1.0 million and $2.6 million in provision for loans losses, $0.7 million and $2.1 million in charge-offs and $32.0 thousand and $83.0 thousand in recoveries for the three and nine months ended September 30, 2016.
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

Table M10: Analysis of the Allowance for Loan Losses
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	($ in thousands)
Balance at beginning of period	$14,074	$12,595	$13,582	$12,289
Provision for loan losses	375	1,035	2,315	2,640
Charge-offs:
Construction and development	—	—	(13)	(31)
Commercial real estate - owner occupied	—	—	—	(34)
Commercial real estate - non-owner occupied	—	(90)	—	(636)
Residential real estate	(79)	—	(249)	(48)
Commercial and industrial	(246)	(612)	(1,711)	(1,302)
Consumer loans	—	—	(15)	(1)
Total charge-offs	(325)	(702)	(1,988)	(2,052)
Recoveries:
Construction and development	—	—	6	2
Commercial real estate - owner occupied	—	10	13	10
Commercial real estate - non-owner occupied	—	—	—	—
Residential real estate	9	16	96	49
Commercial and industrial	—	5	81	19
Consumer	4	1	32	3
Total recoveries	13	32	228	83
Net recoveries/(charge-offs)	(312)	(670)	(1,760)	(1,969)
Balance at end of period	$14,137	$12,960	$14,137	$12,960

Allowance for loan losses to total loans held for investment	0.86%	0.91%	0.86%	0.91%
Adjusted allowance for loan losses to total loans held for investment (1)	1.04%	1.17%	1.04%	1.17%
Allowance for loan losses to non-accrual loans	143.12%	220.15%	143.12%	220.15%
Allowance for loan losses to non-performing assets	57.89%	117.39%	57.89%	117.39%
Non-performing assets to total assets	1.19%	0.58%	1.19%	0.58%
Net charge-offs to average loans held for investment	0.08%	0.18%	0.15%	0.19%
(1) This is a non-GAAP financial measure. Refer to the table below outlining the reconciliation of GAAP Allowance Ratio to Adjusted Allowance Ratio.
Of the Bank’s $1.6 billion in gross loans outstanding as of September 30, 2017, approximately $38.7 million or 2.4% were initially recorded at fair value in connection with the Alliance and the Millennium Transactions and have an aggregate discount of $3.4 million as of September 30, 2017. This discount is a net amount consisting of credit-related mark-downs of $3.0 million, yield-related mark-downs of $0.8 million and yield-related mark-ups of $0.4 million.
The adjustment required to reconcile allowance for loan losses with the Company’s adjusted allowance for loan losses and adjusted allowance for loan losses to total loans ratios is the addition of the credit purchase accounting marks on purchased loans in the portfolio. In acquisition accounting, there is no carryover of previously established allowance for loan losses, as acquired loans are recorded at fair value. Loans that were acquired under the purchase accounting method are carried at book value with certain accounting marks set up on them at the time of purchase in order to adjust the acquired loans to fair value. These accounting marks can be pricing marks or credit marks. Pricing marks account for the difference in current interest rates and the interest rate on the loan being acquired, and may be either positive or negative. Credit marks may only be negative and are similar to an allowance for loans losses based on credit quality. Therefore, in determining the adjusted allowance for loan losses and related ratio, the credit mark component is added to the allowance for loan losses and to the total loans held for investment. Below is a reconciliation of the allowance for loan losses and related ratios to the adjusted allowance for loan losses and related ratios as of September 30, 2017, and December 31, 2016:

Table M11: Reconciliation of GAAP Allowance Ratio to Adjusted Allowance Ratio (1)
	September 30, 2017	December 31, 2016
	($ in thousands)
GAAP allowance for loan losses	$14,137	$13,582
GAAP loans held for investment, at amortized cost	1,635,645	1,534,543

GAAP allowance for loan losses to total loans held for investment	0.86%	0.89%

GAAP allowance for loan losses	$14,137	$13,582
Plus: Credit purchase accounting marks	2,903	3,537
Adjusted allowance for loan losses	$17,040	$17,119

GAAP loans held for investment, at amortized cost	$1,635,645	$1,534,543
Plus: Credit purchase accounting marks	2,903	3,537
Adjusted loans held for investment, at amortized cost	$1,638,548	$1,538,080

Adjusted allowance for loan losses to total loans held for investment (1)	1.04%	1.11%
(1) This is a non-GAAP financial measure. Credit purchase accounting marks are GAAP marks under purchase accounting guidance.
Non-performing Assets
As of September 30, 2017, the Company had $24.4 million of non-performing assets compared to $8.5 million as of December 31, 2016, an increase of $15.9 million. The ratio of non-performing assets to total assets increased 76 basis points to 1.19% as of September 30, 2017, from 0.43% as of December 31, 2016.

Table M12: Non-Performing Assets
	September 30, 2017	December 31, 2016
	($ in thousands)
Non-accrual loans	$9,878	$5,746
90+ days still accruing	12,676	2
Troubled debt restructurings still accruing	1,231	1,361
Other real estate owned	636	1,428
Total non-performing assets	$24,421	$8,537
Non-performing assets to total assets	1.19%	0.43%
Non-accrual loans were $9.9 million as of September 30, 2017, compared to $5.7 million as of December 31, 2016. The $9.9 million non-accrual loan balance consists primarily of loans secured by commercial real estate. Specific reserves for impaired loans were $0.7 million and $1.3 million, respectively, as of September 30, 2017 and December 31, 2016.
As of September 30, 2017, loans more than 90 days past due and accruing increased $12.6 million from December 31, 2016. This increase is primarily attributable to one commercial real estate loan. The COmpany is pursuing collection efforts on this loan which remains on accrual as management believes the collateral to be of sufficient value to protect the Company against losses. Tenant rent payments are being collected and are sufficient to service the loan.
As of September 30, 2017, OREO was $0.6 million compared to $1.4 million as of December 31, 2016. During the nine months ended September 30, 2017, the Bank acquired no OREO properties and sold one property for $538.1 thousand.

Table M13: Changes in Other Real Estate Owned
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	($ in thousands)
Balance at beginning of period	$725	$2,159	$1,428
Properties acquired at foreclosure	—	—	—	2,256
Sales of foreclosed properties	—	(190)	(538)	(190)
Write downs	(89)	—	(254)	(97)
Balance at end of period	$636	$1,969	$636	$1,969
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
As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to 4.25% of aggregate outstanding advances in addition to the membership stock requirement of 0.09% of total assets as of September 30, 2017 (subject to a cap of $15.0 million). FHLB stock pays a quarterly dividend, the dividend rate at September 30, 2017 was 4.91%.
As a member of the FRB, the Bank is required to subscribe to Federal Reserve stock in the amount equivalent to six percent of its capital and surplus. On a quarterly basis, the Bank measures its capital and makes adjustments as appropriate to its holdings of Federal Reserve stock.

Table M14: Composition of Restricted Stocks
	September 30, 2017	December 31, 2016
	($ in thousands)
FHLB stock	$5,958	$11,370
ACBB stock	100	100
CBB stock	256	256
FRB Stock	4,925	—
Total other equity securities	$11,239	$11,726
Deposits
The Bank seeks deposits within its market area by offering high-quality customer service, using technology to deliver deposit services effectively and paying competitive interest rates.
As of September 30, 2017, the deposit portfolio totaled $1.7 billion, comprised of $463.8 million of non-interest bearing deposits and $1.2 billion of interest bearing deposits. Total deposits increased $170.5 million (11.2%) from $1.5 billion as of December 31, 2016 to $1.7 billion as of September 30, 2017. As of December 31, 2016, the deposit portfolio totaled $1.5 billion, which was composed of $381.9 million of non-interest bearing deposits and $1.1 billion of interest bearing deposits.
The average balance of interest bearing deposits was $1.2 billion and $1.2 billion for the three and nine months ended September 30, 2017, compared to $1.1 billion and $1.1 billion for the same periods 2016. The increase in the average interest-bearing deposits in 2017 was a mix of organic growth as well as strategic investments in brokered CDs. The related interest expense from interest-bearing deposits was $3.1 million for the three months ended 2017, compared to $2.2 million for the same period 2016. The average rate on these deposits was 1.00% and 0.95% for the three and nine months ended September 30, 2017, compared to 0.81% and 0.80% for the same period 2016. The increase in interest expense is primarily attributable to an increase in the average balance of interest bearing liabilities as well as changes in the mix of deposit funding.
Average non-interest bearing deposits were $428.3 million and $418.2 million for the three and nine months ended September 30, 2017, compared to $375.6 million and $348.8 million for the same periods 2016. The increase in the average non-interest-bearing deposits in 2017 from the same periods in 2016 is the result of organic growth.

A significant component of the Bank’s deposit portfolio is related to title companies, predominantly held in non-interest bearing transaction accounts. Balances with these relationships tends to fluctuate on a seasonal cycle with lows in the 1st and 4th quarters, and highs in the 2nd and 3rd quarters. For the nine months ended September 30, 2017, title company balances were $283.6 million compared to $168.1 million for the prior year.

Table M15: Certificates of Deposit by Maturity
	As of September 30, 2017
	Under $100,000	$100,000 through $250,000	Over $250,000	Total
	($ in thousands)
Three months or less	$22,299	$55,758	$50,545	$128,602
Three through six months	23,392	56,792	17,988	98,172
Six through twelve months	29,661	81,425	81,835	192,921
Over twelve months	58,223	79,650	32,146	170,019
Total certificates of deposit	$133,575	$273,625	$182,514	$589,714

	As of December 31, 2016
	Under $100,000	$100,000 through $250,000	Over $250,000	Total
	($ in thousands)
Three months or less	$9,964	$73,655	$18,996	$102,615
Three through six months	14,234	45,200	34,114	93,548
Six through twelve months	19,449	79,979	55,261	154,689
Over twelve months	33,632	109,982	30,695	174,309
Total certificates of deposit	$77,279	$308,816	$139,066	$525,161
Other Borrowings
Other borrowings consist of customer repurchase agreements and overnight borrowings from correspondent banks. As of September 30, 2017 and 2016, the Company had $0.3 million and no outstanding overnight borrowings from correspondent banks, respectively. Customer repurchase agreements are standard commercial bank transactions and involve a Bank customer rather than a wholesale bank or broker. This product is an accommodation to commercial customers and individuals that require safety for their funds beyond the FDIC deposit insurance limits. Management believes this product offers it a stable source of financing at a reasonable market rate of interest and is continuing the program. As of September 30, 2017, the Company had $6.2 million of customer repurchase agreements with an average rate of 0.05%, compared to $5.9 million at 0.05% as of December 31, 2016. As of September 30, 2017, the Company was in compliance with all related debt agreements and/or debt covenants.
FHLB Advances
The FHLB is a significant source of funding for the Bank, which augments its funding portfolio with FHLB advances for both liquidity and interest rate management. Advances are secured by a lien on certain loans and securities of the Bank that are pledged from time to time.

Table M16: Composition of FHLB Advances
	September 30, 2017	December 31, 2016
	($ in thousands)
FHLB advances	$97,856	$232,097
Weighted average outstanding effective interest rate	1.79%	1.12%
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

Table M17: FHLB Advances Average Balances
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	($ in thousands)
Average FHLB advances during the period	$145,639	$85,407	$164,870	$103,783
Average effective interest rate paid during the period	1.62%	1.46%	1.43%	1.54%
Maximum month-end balance outstanding	$97,938	$121,343	$229,515	$131,098
As of September 30, 2017, the Company was in compliance with all FHLB debt agreements and/or debt covenants.
Long-term Borrowings

Table M18: Long-term Borrowings Detail
	September 30, 2017	December 31, 2016
	($ in thousands)
Subordinated debt	$25,000	$25,000
Less: debt issuance costs	(310)	(385)
Trust preferred capital notes	10,310	10,310
Trust preferred capital notes purchase accounting mark	(2,183)	(2,287)
Long-term borrowings	$32,817	$32,638
On October 5, 2015, the Company issued $25.0 million in subordinated debt (the “Company Subordinated Debt”). The Company Subordinated Debt has a maturity of ten (10) years with a five year no-call provision, maturing in full on October 15, 2025, and carries a 6.00% fixed rate coupon, payable quarterly, subject to reset after five years at 3-month LIBOR plus 467 basis points. As of September 30, 2017, the entire amount of Company Subordinated Debt is considered Tier 2 Capital.
On June 30, 2003, Alliance invested $310.0 thousand as common equity into a wholly-owned Delaware statutory business trust (the “Trust”). Simultaneously, the Trust privately issued $10.0 million face amount of thirty-year floating rate trust preferred capital securities (the “Trust Preferred Capital Notes”) in a pooled trust preferred capital securities offering. The Trust used the offering proceeds, plus the equity, to purchase $10.3 million principal amount of Alliances’ floating rate junior subordinated debentures due 2033 (the “Subordinated Debentures”). The Trust Preferred Capital Notes are callable at any time without penalty. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate as of September 30, 2017, and December 31, 2016, was 4.47% and 4.11%, respectively. The Trust Preferred Capital Notes are guaranteed by the Company on a subordinated basis, and were recorded on the Company’s books at the time of the Alliance acquisition at a discounted amount of $7.5 million, which was the fair value of the instruments at the time of the acquisition. The $2.5 million discount is being expensed monthly over the life of the obligation.
Under the indenture governing the Trust Preferred Capital Notes, the Company has the right to defer payments of interest for up to twenty consecutive quarterly periods. The interest deferred under the indenture compounds quarterly at the interest rate then in effect. the Company is not currently deferring the interest payments.
Under current regulatory guidelines, the Trust Preferred Capital Notes may constitute no more than 25% of total Tier 1 Capital. Any amount not eligible to be counted as Tier 1 Capital is considered to be Tier 2 Capital. As of September 30, 2017, and December 31, 2016, the entire amount of Trust Preferred Capital Notes was considered Tier 1 Capital. As of September 30, 2017, the Company was in compliance with all debt agreements and/or debt covenants.

Capital Resources

The Company is subject to capital adequacy requirements imposed by the FRB and the Bank is subject to capital adequacy requirements imposed by the FDIC. Both the FRB and the FDIC have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy.
As of September 30, 2017 and December 31, 2016, the Bank had $121.9 million and $107.2 million, respectively, of capital in excess of the amount needed to meet the regulatory minimum Tier 1 leverage ratio required to be considered “well capitalized.”
Total shareholders’ equity increased $16.1 million, or 8.4%, from $192.7 million as of December 31, 2016, to $208.8 million as of September 30, 2017. The increase in total shareholders’ equity during that period is primarily attributable to net income of $15.3 million, stock option exercises of $1.8 million, less year to date cash dividends declared of $2.7 million, and $1.2 million of other comprehensive income as a result of the change in fair value of it available-for-sale investment portfolio.

Table M19: Consolidated Capital Categories and Ratio Components
	September 30, 2017	December 31, 2016
	($ in thousands)
Tier 1 Capital:
Common stock	$130	$128
Capital surplus	180,257	177,924
Accumulated earnings	29,791	17,187
Less: disallowed assets	(12,516)	(13,218)
Total Common Equity Tier 1 Capital	197,662	182,021

Add: Trust preferred	8,127	8,023
Less: Additional tier 1 capital deductions	332	552
Total Tier 1 Capital	205,457	189,492

Tier 2 Capital:
Qualifying allowance for loan losses	14,470	13,891
Qualifying subordinated debt	25,000	25,000
Total Tier 2 Capital	39,470	38,891

Total risk-based capital	$244,927	$228,383
Risk weighted assets	$1,724,264	$1,632,651
Qualifying quarterly average assets	$2,046,169	$1,867,961

Table M20: Consolidated Capital Ratios and Regulatory Requirements Summary
	September 30, 2017	December 31, 2016	To Be Well Capitalized Under Prompt Corrective Action Provisions	For Minimum Capital Adequacy Requirements

Capital Ratios:
Total risk-based capital ratio	14.20%	13.99%	10.00%	8.00%
Tier 1 risk-based capital ratio	11.92%	11.61%	8.00%	6.00%
CET 1 risk-based capital ratio	11.46%	11.15%	6.50%	4.50%
Tier 1 leverage ratio	10.04%	10.14%	5.00%	4.00%
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

Table M21: Reconciliation of Tangible Common Equity to Tangible Assets Ratio (1)
	September 30, 2017	December 31, 2016	September 30, 2016
	($ in thousands)
Tangible Common Equity:
Common Stock Voting	$124	$109	$104
Common Stock Non-Voting	6	19	18
Additional paid-in capital - common	180,257	177,924	161,918
Accumulated earnings	29,791	17,187	28,800
Accumulated other comprehensive income (loss)	(1,428)	(2,579)	1,140
Total Common Equity	208,750	192,660	191,980

Less Intangibles:
Goodwill	11,420	11,420	11,420
Identifiable intangibles	1,417	1,619	1,686
Total Intangibles	12,837	13,039	13,106

Tangible Common Equity	$195,913	$179,621	$178,874

Tangible Assets:
Total Assets	2,055,476	2,002,911	1,916,938

Less Intangibles:
Goodwill	11,420	11,420	11,420
Identifiable intangibles	1,417	1,619	1,686
Total Intangibles	12,837	13,039	13,106

Tangible Assets	$2,042,639	$1,989,872	$1,903,832

Tangible Common Equity to Tangible Assets (1)	9.59%	9.03%	9.40%
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
Cash and cash equivalents and investment securities available for sale comprised 16.3% of total assets as of September 30, 2017, compared to 18.9% as of December 31, 2016. Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary. The Bank maintains $127.0 million in unsecured lines of credit with a variety of correspondent banks. As of September 30, 2017, there were $0.3 million outstanding balances on these lines of credit. The Bank also maintains a secured line of credit with the FHLB up to 25% of total assets or $513.9 million as of September 30, 2017 based on available collateral. As of September 30, 2017, the Bank’s borrowing capacity was $519.6 million of which $97.9 million was outstanding. The Company maintains a $5.0 million unsecured line of credit with a correspondent bank.
Community banks may also acquire funding from brokers through a nationally recognized network of financial institutions. The Bank may utilize such funding when rates are more favorable than other comparable sources of funding. As of September 30, 2017, the Bank had $55.0 million in brokered funds.

As of September 30, 2017, loans held for investment, loans held for sale, and investments that mature within one year totaled $448.6 million or 21.8% of total assets.

Concentrations
Substantially all of the Company’s loans, commitments and standby letters of credit have been granted to customers located in the greater Washington, D.C. metropolitan area. The Company’s overall business includes a significant focus on commercial and residential real estate activities. As of September 30, 2017, commercial real estate loans were 52.8% of the total loan portfolio, construction and development loans were 16.5% of the total loan portfolio and residential real estate loans were 19.3% of the total loan portfolio.
The banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. As of September 30, 2017, the Bank’s total reported loans for construction, land development, and other land acquisitions represented 113.1% of total bank risk based capital, and its total commercial real estate loans, loans for construction, land development, and other land acquisitions represented 474.8% of total bank risk based capital.
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
The board of directors has established interest rate risk limits in its ALCO policy for static gap analysis and both NII and EVE. The Company engages an outside consulting firm to assist in modeling its short-term and long-term interest rate risk profile. On a periodic basis, management reports to ALCO and the board of directors on the Company’s interest rate risk profile and expectations of changes in the profiles based on certain interest rate shocks. The Company believes its strategies are prudent and is within its policy guidelines as of September 30, 2017.
The interest rate risk model results for September 30, 2017, and December 31, 2016, are shown in the table below based on an immediate shift in market interest rates and a static balance sheet. The percentage change indicates what the Company would expect NII and EVE to change over the next twelve months under various interest rate shock scenarios:

	Percentage Change in NII and EVE from Base Case
Interest	September 30, 2017		December 31, 2016
Rate Shocks	NII	EVE	NII	EVE
+400 bp	6.5%	(3.4)%	2.5%	(5.0)%
+300 bp	7.9%	0.2%	5.4%	0.0%
+200 bp	7.4%	1.9%	5.9%	3.0%
+100 bp	4.4%	1.9%	3.4%	2.7%
-100 bp	(0.7)%	(1.3)%	3.7%	(0.1)%
-200 bp	(1.8)%	(1.3)%	3.2%	(4.5)%
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

Item 4. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s periodic filings under the Exchange Act, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management on a timely basis to allow decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2017. Based on management’s assessment, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.
Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings
From time to time, the Company and its subsidiaries may become involved in various legal proceedings relating to claims arising in the normal course of its business. In the opinion of management as of the period ending September 30, 2017 there were no pending or threatened legal proceedings which would have a material adverse effect on the Company’s financial condition or results of operations.

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

WASHINGTONFIRST BANKSHARES, INC.
(Registrant)

/s/ Shaza L. Andersen	November 8, 2017
By: Shaza L. Andersen	Date
President & Chief Executive Officer
(Principal Executive Officer)

/s/ Matthew R. Johnson	November 8, 2017
By: Matthew R. Johnson	Date
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)